Form 10-Q
period 1997-07-31
SIGNATURE EYEWEAR INC
filed 1997-10-24
CIK 1036292

===========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 1997

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934.


 For the transition period from __________________ to ___________________.


                     Commission file number 0-23001


                          SIGNATURE EYEWEAR, INC.
           (Exact Name of Registrant as Specified in its Charter)

          CALIFORNIA                                   95-3876317
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

                         498 NORTH OAK STREET
                    INGLEWOOD, CALIFORNIA 90302
               (Address of Principal Executive Offices)


                          (310) 330-2700
           (Registrant's Telephone Number, Including Area Code)


   Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes       No   X
                               -----     -----

   State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,268,027 shares issued and outstanding as of October 24, 1997.

==========================================================================

                       SIGNATURE EYEWEAR, INC.
                        INDEX TO FORM 10-Q


PART I  FINANCIAL INFORMATION                                    PAGE

Item 1. Financial Statements:

        Balance Sheets as of July 31, 1997
        (unaudited) and October 31, 1996 . . . . . . . . . . . . .  3

        Statement of Income (unaudited) for the Three
        Months Ended July 31, 1997 and 1996 and the
        Nine Months Ended July 31, 1997 and 1996  . . . . . . . . . 4

        Statement of Cash Flows (unaudited) for the Nine
        Months Ended July 31, 1997 and 1996 . . . . . . . . . . . . 5

        Notes to Financial Statements . . . . . . . . . . . . . . . 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . . . . . . 8

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . 11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 11



<PAGE 2>

                                 PART I
                          FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SIGNATURE EYEWEAR, INC.
                              Balance Sheets

                                                                July 31,            October 31,
         Assets                                                   1997                 1996
                                                               ------------         -----------
                                                               (Unaudited)
Current Assets:
   Cash                                                         $    33,450         $   214,399
   Accounts receivable, trade (net of allowance
    for doubtful accounts of $70,000 in 1997
    and $45,000 in 1996)                                          3,957,260           3,849,750
   Inventories                                                    6,859,769           4,635,928
   Prepaid marketing expenses                                       434,767             168,664
   Deferred public offering costs (Note 3)                          228,738                   0
   Prepaid expenses and other current assets                        248,184             120,195
                                                                -----------         -----------
                                                                 11,762,168           8,988,936

Property and Equipment (at cost, net of accumulated
  depreciation and amortization)                                  1,164,332           1,040,374

Deposits and Other                                                  328,096             263,747
                                                                -----------         -----------
                                                                $13,254,596         $10,293,057
                                                                ===========         ===========

         Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable, trade                                      $ 3,793,838         $ 2,571,945
   Note payable, bank                                             5,025,000           3,100,000
   Current portion of long-term debt                                442,169             206,394
   Accrued expenses and other current liabilities                 1,077,062           1,328,698
                                                                -----------         -----------
                                                                 10,338,069           7,207,037
                                                                -----------         -----------
Long-term Debt, Less Current Portion                                 15,196             156,883
                                                                -----------         -----------
Commitments

Stockholders' Equity:
   Preferred stock                                                        0                   0
   Common stock (3,600,527 shares issued and outstanding
     at July 31, 1997 and October 31, 1996)                           7,732               7,732
   Paid-in capital                                                  413,029             413,029
   Retained earnings                                              2,480,570           2,508,376
                                                                -----------         -----------
                                                                  2,901,331           2,929,137
                                                                -----------         -----------
                                                                $13,254,596         $10,293,057
                                                                ===========         ===========

                                            The accompanying notes are an integral part of this statement.


<PAGE 3>



                          SIGNATURE EYEWEAR, INC.

                            Statement of Income
                                (Unaudited)

                                                       Three Months Ended                      Nine Months Ended
                                                             July 31,                               July 31,
                                                     1997                1996              1997                  1996
                                                 -----------         -----------         -----------         -----------
Net Sales                                        $ 8,317,973         $ 7,049,614         $24,356,027         $20,101,968

Cost of Sales                                      3,370,175           2,878,963          10,002,285           8,504,334
                                                 -----------         -----------         -----------         -----------

Gross Profit                                       4,947,798           4,170,651          14,353,742          11,597,634
                                                 -----------         -----------         -----------         -----------

Operating Expenses:
   Selling                                         2,402,510           2,067,660           7,102,974           5,749,402
   General and administrative                      1,539,932           1,573,667           4,347,365           3,925,335
                                                 -----------         -----------         -----------         -----------
                                                   3,942,442           3,641,327          11,450,339           9,674,737
                                                 -----------         -----------         -----------         -----------

Income from Operations                             1,005,356             529,324           2,903,403           1,922,897
                                                 -----------          -----------        -----------         -----------
Other Income (Expense):
   Interest expense                             (    107,666)        (    95,261)       (    296,320)       (    261,873)
   Sundry income                                       3,641              10,940               1,153              17,819
                                                 -----------          -----------        -----------         -----------
                                                (    104,025)        (    84,321)       (    295,167)       (    244,054)
                                                 -----------         -----------         -----------         -----------
Income before State Income Taxes                     901,331             445,003           2,608,236           1,678,843

Provision for State Income Taxes                           0                   0                 800                 800
                                                 -----------         -----------         -----------         -----------

Net Income                                       $   901,331         $   445,003         $ 2,607,436         $ 1,678,043
                                                 ===========         ===========         ===========         ===========

Pro Forma Data:
   Income before provision for
     state income taxes (from
     above)                                      $   901,331         $   445,003         $ 2,608,236         $ 1,678,843

   Income tax provision                              358,000             160,000           1,032,000             629,000
                                                 -----------         -----------         -----------         -----------

   Net income                                    $   543,331         $   285,003         $ 1,576,236         $ 1,049,843
                                                 ===========         ===========         ===========         ===========

   Net income per common share                   $      0.15         $      0.08         $      0.44         $      0.30
                                                 ===========         ===========         ===========         ===========
   Common shares outstanding                       3,600,527           3,600,527           3,600,527           3,528,516
                                                 ===========         ===========         ===========         ===========

                                   The accompanying notes are an integral part of this statement.


<PAGE 4>


                          SIGNATURE EYEWEAR, INC.

                          Statement of Cash Flows
                               (Unaudited)

                                                                           Nine Months Ended
                                                                                July 31,
                                                                         1997                1996

                                                                     -----------         -----------
Cash Flows from Operating Activities:
   Net income                                                        $ 2,607,436         $ 1,678,043
                                                                     -----------         -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                       326,224             179,045
     Provision for bad debts                                              25,000              20,972
     Stock compensation                                                        0             300,000
     Changes in assets--(increase) decrease:
        Accounts receivable, trade                                  (    132,510)       (    702,367)
        Inventories                                                 (  2,223,841)       (  1,189,041)
        Prepaid expenses and other assets                           (    687,176)       (    275,478)
     Changes in liabilities--increase (decrease):
        Accounts payable, trade                                        1,221,893             421,497
        Accrued expenses and other current liabilities              (    251,639)             27,592
                                                                     -----------         -----------
                                                                    (  1,722,049)       (  1,217,780)
                                                                     -----------         -----------
   Net cash provided by operating activities                             885,387             460,263
                                                                     -----------         -----------
Cash Flows Used in Investing Activities:
   Purchases of property and equipment                              (    450,182)       (    371,241)
                                                                     -----------         -----------
Cash Flows from Financing Activities:
   Borrowings on note payable, bank                                    7,925,000           6,710,000
   Repayments on note payable, bank                                 (  6,000,000)       (  5,490,000)
   Borrowings on long-term debt                                          500,000                   0
   Principal payments on long-term debt                             (    405,912)       (    368,386)
   Dividends paid                                                   (  2,635,242)       (    865,000)
                                                                     -----------         -----------
   Net cash used in financing activities                            (    616,154)       (     13,386)
                                                                     -----------         -----------
Net Increase (Decrease) in Cash                                     (    180,949)             75,636
Cash, Beginning of Period                                                214,399              28,724
                                                                     -----------         -----------
Cash, End of Period                                                  $    33,450         $   104,360
                                                                     ===========         ===========

   Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
        Interest                                                     $   285,825         $   256,339
                                                                     ===========         ===========
        Income taxes                                                 $       800         $       800
                                                                     ===========         ===========
   Supplemental Schedule of Noncash Investing and
    Financing Activities:
     Purchase of equipment financed by capital
     lease obligation                                               $          0         $    18,623
                                                                     ===========         ===========

                                                 The accompanying notes are an integral part of this statement.


<PAGE 5>


                            SIGNATURE EYEWEAR, INC.

                      Notes to the Financial Statements
                                 (Unaudited)

NOTE 1--UNAUDITED INTERIM FINANCIAL STATEMENTS:
----------------------------------------------


     Interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted.

     These statements should be read in conjunction with the financial statements and related notes which are included in the Registration Statement on Form S-1 (Registration No. 333-30017) filed by Signature Eyewear, Inc. (the "Company") on June 25, 1997, as amended.

     In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current periods' results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2--ACCOUNTING POLICIES:
---------------------------

     PRO FORMA NET INCOME--The pro forma net income represents the results of operations adjusted to reflect a provision for income tax on historical income before provision for income taxes, which gives effect to the change in the Company's income tax status to a C corporation subsequent to the public sale of its common stock
     (Note 3). The difference between the pro forma income tax rates utilized and federal statutory rate of 35% relates primarily to state income taxes (approximately 6%, net of federal tax benefit).

     PRO FORMA NET INCOME PER SHARE--Historical net income per common share is not presented because it is not indicative of the ongoing entity. Pro forma net income per common share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period.

     EARNINGS PER SHARE--Statement of Financial Accounting Standards
     No. 128 is effective for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. The Company intends to adopt Statement 128 during the first quarter of fiscal year 1998. The Company has not determined the effect of adopting this Statement.

     REPORTING COMPREHENSIVE INCOME--Statement of Financial Accounting Standards No. 130 is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined when it will adopt the Statement. However, adoption of the Statement is not expected to have a significant impact because the Company currently does not have any items of comprehensive income in its financial statements.

<PAGE 6>


                            SIGNATURE EYEWEAR, INC.

                           Statement of Cash Flows
                                  (Unaudited)

NOTE 2--ACCOUNTING POLICIES, CONTINUED:
--------------------------------------

     DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION-- Statement of Financial Accounting Standards No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Statement establishes standards for the way that companies report information about operating segments in annual financial statements and also requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. The Company has not determined when this Statement will be adopted. Adoption of Statement No. 131 is not expected to have a significant impact on the Company because the Company currently operates in only one industry segment.

NOTE 3--SUBSEQUENT EVENT:
------------------------

     In September 1997, the Company completed its initial public offering of 1,667,500 shares (including 67,500 shares sold upon exercise of an over-allotment option) of newly issued common stock for net proceeds of approximately $15,507,750 less expenses incurred by the Company in connection with the Offering. The common stock is trading on the Nasdaq National Market.

     Effective September 16, 1997, the Company's S corporation status was terminated as a result of the public offering.

<PAGE 7>



ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Signature designs, markets and distributes prescription eyeglass frames primarily under exclusive licenses for Laura Ashley Eyewear, Hart Schaffner & Marx Eyewear and Jean Nate Eyewear, as well as its own Camelot label. The Laura Ashley Eyewear collection is one of the leading women's brand-name collections in the United States.

     In September 1997, the Company completed its initial public offering (the "Offering"). See Note 3 of Notes to the Financial Statements included in this Form 10-Q.

     The following discussion and analysis should be read in connection with the Company's Financial Statements and the footnotes thereto.

EFFECT OF CHANGE IN FORM FROM AN S CORPORATION TO A C CORPORATION

     Concurrent with the closing of the Offering, the Company changed in form from an S corporation to a C corporation, which will affect its operations and financial condition by increasing the level of federal and state income taxes. As such, the change in form will affect the net income and the cash flows of the Company.

     As an S corporation, the Company's income, whether or not distributed, was taxed at the shareholder level for federal and state income tax purposes. In addition, for California franchise tax purposes, S corporations were taxed at 2.5% of taxable income through 1993 and 1.5% of taxable income in 1994, 1995 and 1996, net of income tax credits under the Los Angeles Revitalization Zone Act. Currently, the highest federal tax rate for C corporations is 38% (although the majority of the taxable income is taxed at 35%) and the corporate tax rate in California is 9.3%. The pro forma provision for income taxes in the statements of income shows results as if the Company had always been a C corporation and had adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statement of income data shown as a percentage of net sales. Pro forma operating results reflect adjustments to the historical operating results for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.


                              Three Months Ended July 31,     Nine Months Ended July 31,
                              ---------------------------     --------------------------
                                  1996          1997               1997          1997
                              -----------   -------------     -----------   ------------

   Net Sales                       100.0%          100.0%          100.0%         100.0%
   Cost of Sales                    40.8            40.5            42.3           41.1
                              -----------   -------------     -----------   ------------
   Gross profit                     59.2            59.5            57.7           58.9
                              -----------   -------------     -----------   ------------
   Operating Expenses:
      Selling                       29.3            28.9            28.6           29.2
      General and
        Administrative              22.4            18.5            19.5           17.8
                              -----------   -------------     -----------   ------------
    Total operating
      expenses                      51.7            47.4            48.1           47.0
                              -----------   -------------     -----------   ------------
   Income from operations            7.5            12.1             9.6           11.9
                              -----------   -------------     -----------   ------------
   Other expense, net               (1.2)           (1.3)           (1.3)          (1.2)
                              -----------   -------------     -----------   ------------
   Income before pro forma
     provision for income
     taxes                           6.3            10.8             8.3           10.7

   Pro forma provision
     for income taxes                2.3             4.3             3.1            4.2
                              -----------   -------------     -----------   ------------

   Pro forma net income              4.0%            6.5%            5.2%           6.5%
                              ===========   =============     ===========   ============


<PAGE 8>


     NET SALES. Net sales were $8,317,973 for the quarter ended July 31, 1997 (the "1997 third quarter"), an increase of 18% over the net sales of $7,049,614 for the comparable quarter in fiscal 1996 (the "1996 third quarter"). This increase in net sales was due principally to an increase of $681,471 in net sales of Hart Schaffner & Marx Eyewear (which was introduced in the fourth quarter of fiscal 1996), and to a 6.1% increase in net sales of Laura Ashley Eyewear. Net sales were $24,356,027 for the nine months ended July 31, 1997 (the "1997 period"), an increase of 21.2% over the net sales of $20,101,968 in the comparable period in the prior fiscal year (the "1996 period"). This increase in net sales was due principally to an increase of $2.1 million in net sales of Laura Ashley Eyewear and of $1.6 million of net sales of Hart Schaffner & Marx Eyewear for the 1997 period. The increase in Laura Ashley Eyewear net sales was due principally to an increase in unit sales and of sales directly to independent optical retailers in California through the Company's own sales representatives, which resulted in a higher sales price per frame.

     GROSS PROFIT. Gross profit increased from $4,170,651 in the 1996 third quarter to $4,947,798 for the 1997 third quarter, and from $11,597,634 in the 1996 period to $14,353,742 in the 1997 period. These increases were due to an increase in net sales and to an improvement in the gross margin, which increased from 59.2% and 57.7% in the 1996 third quarter and the 1996 period, respectively, to 59.5% and 58.9% for the corresponding periods in fiscal 1997. These increases were due principally to lower average frame costs resulting from the Company's continued shift to lower cost frame manufacturers, and to favorable currency fluctuations.

     OPERATING EXPENSES. Operating expenses increased 8.3% from $3,641,327 in the 1996 third quarter to $3,942,442 in the 1997 third quarter, and 18.4% from $9,674,737 in the 1996 period to $11,450,339 in the 1997 period.
Operating expenses for the 1997 third quarter included a $334,850 increase in selling expenses and a $33,735 decrease in general and administrative expenses. Operating expenses for the 1997 period included a $1,353,572 increase in selling expenses and a $422,030 increase in general and administrative expenses. The increase in selling expenses for the 1997 third quarter resulted principally from a $234,533 increase in in-store display expenditures (associated primarily with the Laura Ashley Eyewear line). Correspondingly, the increase in selling expenses for the 1997 period resulted principally from a $357,067 increase in in-store display expenditures (associated primarily with Hart Schaffner & Marx Eyewear and Laura Ashley Eyewear), a $267,996 increase in royalty expense, a $250,177 increase in convention and trade show expenses, a $173,665 increase in salaries, and a $128,719 increase in advertising expenses. General and administrative expenses for the 1997 third quarter were lower because the Company incurred a $300,000 stock compensation expense in the 1996 third quarter, as a result of the issuance of 108,016 shares to an executive officer. General and administrative expenses for the 1997 period increased principally as a result of a $477,785 increase in compensation expense, primarily due to an increase in the number of employees (including a number of mid-level managers).

     OTHER EXPENSE, NET. The $19,704 and $51,113 increases in other expenses for the 1997 third quarter and the 1997 period were due primarily to increased interest expense.

     PRO FORMA PROVISIONS FOR INCOME TAXES. On a pro forma basis, income taxes would have been $160,000 and $629,000 for the 1996 third quarter and the 1996 period, respectively, and $358,000 and $1,032,000 in the 1997 third quarter and the 1997 period, respectively.

     PRO FORMA NET INCOME. Pro forma net income increased from $285,003 in the 1996 third quarter and $1,049,843 in the 1996 period to $543,331 in the 1997 third quarter and $1,576,236 in the 1997 period due to the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied primarily on internally generated funds, credit from suppliers and bank lines of credit to meet its liquidity needs.

     The Company has a credit agreement (the "Credit Agreement") with a commercial bank which provides for the use of letters of credit, banker's acceptances and loans in the aggregate amount of $7,935,417. The commitment formula limits the amount available to the sum of 75% of eligible accounts receivable and 40% of eligible inventory, with the inventory portion limited to the lesser of $3,000,000 or the accounts receivable borrowing base. At the Company's


<PAGE 9>

option, interest may be based on the London Interbank Offered Rate ("LIBOR") plus 2.25% or at the bank's prime rate plus .25%. At July 31, 1997, the interest rate was 7.937% on a loan balance of $4,900,000 under the LIBOR option and 8.75% on the remaining balance of $125,000 under the prime rate option. The Credit Agreement also governs three term loans, which are due at various times in 1997 and 1998, bear interest at a weighted average rate of 9.11% per annum, and had an aggregate outstanding principal balance of $435,417 at July 31, 1997. The Credit Agreement (which expires in May 1998) is secured by substantially all of the assets of the Company. The Credit Agreement provides for certain limitations on capital expenditures and requires the Company to satisfy certain financial tests, including the maintenance of minimum tangible net worth. After the Offering, the Company repaid the outstanding balance under the Credit Agreement with a portion of the proceeds of the Offering.

     As a result of the Company's treatment as an S corporation for federal and state income tax purposes, the Company has historically provided its shareholders, through dividends, with funds for the payment of income taxes on the earnings of the Company which have been included in the taxable income of the shareholders. In addition, the Company has paid dividends to shareholders to provide them with a return on their investment. The Company paid dividends of $2,635,242 for the nine months ended July 31, 1997 and $1,346,332 from July 31, 1997 to October 24, 1997. The Company does not currently intend to pay dividends on its Common Stock and plans to follow a policy of retaining earnings to finance the growth of its business.

     Of the Company's accounts payable at October 31, 1996 and July 31, 1997, $865,069 and $1,218,950 respectively, were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $1,459,457 at October 31, 1996, and held no forward commitments at July 31, 1997.

     The Company believes that cash generated from operations, the net proceeds received by the Company from the Offering, borrowings under its credit facility, and credit from its suppliers will be sufficient to fund its working capital requirements at least through fiscal 1998.


<PAGE 10>

                                PART II

                           OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on Form S-1 (File No. 333-30017) relating to the offer and sale (the "Offering") of an aggregate of 2,070,000 shares (the "Shares") of Common Stock, par value $0.001 per share (the "Common Stock"), of the Company was declared effective by the Securities and Exchange Commission (the "Commission") on September 11, 1997. Of the 2,070,000 shares of Common Stock registered under the Registration Statement, 1,667,500 shares were sold by the Company and 402,500 shares were sold by certain shareholders of the Company (the "Selling Shareholders"). The Company also registered under the Registration Statement (i) 180,000 warrants to purchase up to an aggregate of 180,000 shares of Common Stock granted to Fechtor, Detwiler & Co., Inc. and Van Kasper & Company, the managing underwriters of the Offering (the "Managing Underwriters"), and (ii) 180,000 shares of Common Stock underlying the warrants granted to the Managing Underwriters.

     The Offering commenced on September 11, 1997 and the sale of 1,800,000 shares closed on September 16, 1997, with the sale of an additional 270,000 shares closing on September 30, 1997 (which were sold by the Company and the Selling Shareholders upon exercise of the over-allotment option granted to the underwriters). All of the Shares registered were sold in the Offering at an aggregate price of $10.00 per share, for aggregate proceeds of $16,675,000 and $4,025,000 to the Company and the Selling Shareholders, respectively. After deducting underwriting discounts and commissions of $0.70 per share, the Selling Shareholders received net proceeds of $3,743,250 and the Company received net proceeds equal to $15,507,750 less expenses incurred in connection with the Offering (all of which were paid or are payable by the Company). On September 16, 1997, the Company also received $0.001 per warrant, for aggregate net proceeds of $180, in consideration of the warrants granted to the Managing Underwriters.

     The Registration Statement became effective on September 11, 1997, after the July 31, 1997 ending date for the period covered by this quarterly report. The amount of expenses incurred by the Company in connection with the Offering, and the application by the Company of the net proceeds received by the Company in the Offering, will be disclosed as required by Rule 463 of the Securities Act in the Company's periodic report for the fiscal year ending October 31, 1997 and, to the extent necessary, in subsequent periodic reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          Exhibit 27.1   Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the period covered by this quarterly report.


<PAGE 11>

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 23, 1997            SIGNATURE EYEWEAR, INC.


                                   By: /S/ MICHAEL PRINCE
                                       ---------------------------------
                                        Michael Prince
                                        Chief Financial Officer



                                       /S/ MICHAEL PRINCE
                                       ---------------------------------
                                        Michael Prince
                                        Chief Financial Officer


<PAGE 12>