Form 10-K405
period 1997-10-31
SIGNATURE EYEWEAR INC
filed 1998-01-28
CIK 1036292

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                    TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _______________ TO ________________

                        COMMISSION FILE NUMBER: 0-23001

                            SIGNATURE EYEWEAR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                               95-3876317
  (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           498 NORTH OAK STREET
          INGLEWOOD, CALIFORNIA                       90302
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 330-2700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------          -----------------------------------------
                                  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No        .
                                               -------      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     On January 20, 1998, the Registrant had 5,268,027 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 2,380,208 shares of Common Stock held by non-affiliates of the Registrant as of January 20, 1998 was $21,124,346.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

  The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" in Item 7 of this Form 10-K, as well as those discussed elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors That May
Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, and the business environment in which the Company operates.

ITEM 1--BUSINESS

GENERAL

  Signature Eyewear, Inc. ("Signature" or the "Company") designs, markets and distributes prescription eyeglass frames primarily under exclusive licenses for Laura Ashley Eyewear, Hart Schaffner & Marx Eyewear and Jean Nate Eyewear, as well as its own "Camelot" label. The Laura Ashley Eyewear collection is one of the leading women's brand-name collections in the United States. The Company attributes its success to its brand-name development process and high quality, creative frame designs. The Company's brand-name development process includes identifying a market niche, obtaining the rights to a carefully selected brand name, producing a comprehensive marketing plan, developing unique in-store displays and creating innovative sales and merchandising programs for independent optical retailers and retail chains. Signature's in-house designers work with many respected frame manufacturers throughout the world to develop high-quality, creative designs which are consistent with each brand-name image.

  In June 1997, Signature acquired the exclusive license to design and market an Eddie Bauer Eyewear collection, which the Company plans to launch in March 1998. The Company pursued the Eddie Bauer brand name, which had not previously been licensed for prescription eyewear, for its widespread recognition, outdoor heritage, casual styling, and reputation for value and quality. The Eddie Bauer Eyewear collection will offer men's and women's styles and will be positioned in the medium-price segment of the brand-name prescription market.

  Signature produces "turnkey" marketing, merchandising and sales promotion programs to promote sales at each level in the distribution chain. For optical retailers, the Company develops unique in-store displays, such as its Laura Ashley Eyewear "store within a store" environments. For the sales representatives who call on retail accounts, whether they are employed by distributors or by Signature, the Company creates presentation materials, marketing bulletins, motivational audio and video tapes and other sales tools to facilitate professional presentations, and the Company offers attractive incentive awards for reaching targeted sales levels. For its distributors who sell to independent optical retailers, Signature provides its innovative loyalty programs.

  Under the loyalty programs, which generally last from six to ten months, each participating retailer agrees to purchase a specified quantity of frames of new styles released during the program period. Although a participating retailer may cancel at any time, historically most have completed the program and renewed their participation in ensuing years. These "automatic" sales programs have facilitated the widespread placement of new styles in optical retail stores, have increased the Company's leverage with its manufacturers due to the large size of the Company's orders, and have assisted its inventory planning. The Company's largest loyalty program is its Laura Ashley Loyal Partners program, which at October 31, 1997 had over 4,500 participating retailers in the United States (approximately 15% of all independent optical retailers in the United States) as well as approximately 750 international participants.

  The Company contracts with overseas factories to manufacture the frames it designs. Signature distributes its frames through distributors in the United States and through exclusive distributors in foreign countries. In addition, the Company sells directly through its own sales representatives to major retail chains, including Eyecare Centers of America, Pearle Vision, and LensCrafters, and to independent optical retailers in California.

  The Company's principal product line is Laura Ashley Eyewear, which was launched in 1992. Signature designs frames and in-store displays which seek to capture the distinctive, feminine image associated with Laura Ashley clothing and home furnishings. Laura Ashley Eyewear styles are feminine and classic, and are positioned in the medium to mid-high price range to reach a broad segment of the women's eyewear market. The Company's net sales of Laura Ashley Eyewear have increased from $2.2 million in fiscal 1992 to $24.0 million in fiscal 1997.

  Capitalizing on Signature's customer relationships and the success of Laura Ashley Eyewear, the Company launched Jean Nate Eyewear in March 1996 and Hart Schaffner & Marx Eyewear in September 1996. Jean Nate Eyewear is targeted at women seeking to pay an affordable price for high-quality frames which offer unique designs, attention to detail and brand-name identification. Hart Schaffner & Marx Eyewear is a mid-high priced line targeted at men requiring quality, comfort and craftsmanship.

INDUSTRY OVERVIEW/(1)/

  Eyewear Consumers.   Optical retail sales in the United States have increased
during the 1990s. Retail sales of all eyewear products increased from $11.4 billion in 1990 to $14.6 billion in 1996. Correspondingly, retail sales of eyeglass frames increased from $3.87 billion in 1990 to $4.6 billion in 1996. In 1996, approximately 159 million Americans, just over 60% of the nation's population, needed some form of vision correction (either eyeglass frames with corrective lenses or contact lenses). More than 90% of people over the age of 45 need corrective eyewear, many due to presbyopia, a condition which makes it difficult to focus on nearby objects, such as small newspaper print. The table below demonstrates how the number of people needing vision correction increases with age.


           AGE BREAKDOWN OF U.S. POPULATION NEEDING VISION CORRECTION


                                                                           AGE GROUP OF
                                                        1996            PURCHASERS AS % OF          % OF AGE GROUP
                                                     POPULATION        TOTAL PURCHASERS OF          NEEDING VISION
                     AGE                           (IN MILLIONS)        VISION CORRECTION             CORRECTION
                     ---                           -------------       -------------------          --------------
       0-14....................................         58.0                   5.5%                    15.5%
      15-24....................................         35.9                  11.3                     51.0%
      25-44....................................         83.7                  32.4                     62.8%
      45-64....................................         53.7                  31.4                     95.0%
      65 and up................................         33.9                  19.4                     93.1%
                                                       -----                 -----
       Total...................................        265.2                 100.0%
                                                       =====                 =====

  The average age of the United States population is expected to increase over the next 25 years, due to the aging of the "baby-boomers" who were born between 1946 and 1964. As more of the baby-boomers exceed age 45, the Company believes sales of corrective eyewear should increase.

  Sales of eyewear are also increasing due to the evolution of eyewear into a fashion accessory. Until the mid-1970s, eyeglass frames were viewed as medical implements which were "dispensed" but never "sold." Because styling was not emphasized, successful frames often remained popular for years, and sometimes for decades. In the mid-1970s, experts from other industries introduced designer names and consumer advertising to the optical industry, as well as sweeping design changes. These changes resulted in increased consumer demand for the new products. Although eyeglass frames are a fashion accessory for many people, the styles are not subject to seasonal changes, and they change less rapidly than styles in the apparel industry.

  Competitive Vision Correction Methods.   Currently, there are two methods of
correcting vision impairment which compete with prescription eyeglasses: contact lenses and surgery. Although retail sales of contact lens remained flat from 1995 through 1996 at $1.9 billion, their sales as a percentage of total retail sales decreased from 13.5% in 1995 to 13.0% in 1996. The Company believes that sales of contact lenses do not currently materially threaten eyeglass frame sales because many people who wear contact lenses need a pair of eyeglasses for night time and for the days when they decide not to wear their contact lenses.

__________
(1) Unless otherwise noted, all the data in this Industry Overview section relates to the eyewear market in the United States. The source for this data is the 1997 U.S. Optical Industry Handbook published by Jobson Publishing Corporation in May 1997.

  A number of surgical techniques have been developed to correct vision problems such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company does not believe that these techniques will materially and adversely affect sales of prescription eyewear in the near future. The Company believes that a number of people who have had successful eye surgery may still need some form of corrective eyeglasses, and others may need eyeglasses at a later date due to the onset of presbyopia.

  Optical Retail Outlets.   Optical retailers consist of optometrists, opticians
and ophthalmologists. There are two main types of optical retailers: independents (with one or two stores) and chains. Chains include national optical retailers such as LensCrafters, Cole Vision Corp. and its subsidiary Pearle Vision, and Eyecare Centers of America, and mass merchandisers such as Wal-Mart and Price Club. In 1996, independent optical retailers had a 63.0% market share, chains had a 35.5% market share, and others had a 1.5% market share.


GROWTH STRATEGY

  The Company intends to capitalize on the success of the Laura Ashley Eyewear line by further diversifying into new lines, adding new products and expanding its distribution. Specific elements of the Company's growth strategy include:

  .  Existing Brands.   The Company intends to continue to create innovative
     marketing, merchandising and sales promotion programs to increase the market penetration of its existing lines of brand-name eyewear.

  .  Eddie Bauer Eyewear.   The Company plans to launch Eddie Bauer Eyewear
     in March 1998.

  .  Additional Brands.   The Company will continue its efforts to acquire
     exclusive brand-name licenses to market prescription eyeglass frames in market niches in which the Company does not currently compete.

  .  New Product Lines.   The Company intends to expand the marketing of its own
     Camelot collection of frames and may develop one or more additional brand-name lines of its own.

  .  Sunwear.   The Company intends to expand the market penetration of its existing Laura Ashley Sunwear line and may acquire additional exclusive brand-name licenses for sunglass frames.

  .  International Sales.   The Company plans to expand the international
     markets into which it distributes its eyewear lines.


BRAND DEVELOPMENT

  The Company attributes its success to its brand-name development process and frame designs. The Company's brand-name development process includes identifying a market niche, obtaining the rights to a carefully selected brand name, producing a comprehensive marketing plan, designing frames consistent with each brand image, developing unique in-store displays, and creating innovative sales and merchandising programs for independent optical retailers and retail chains.

  Identifying a Market Niche and Obtaining the Rights to a Brand Name. Signature's brand-name development process begins with identifying an eyewear market niche. The Company characterizes a market niche by referring to the target customer's gender and age (e.g., adult, child, teenage), the niche's general image and styling (e.g., feminine, masculine, casual), its price range, and the applicable channels of distribution. Once the Company chooses a market niche, a brand name is identified which the Company believes will appeal to the target customer in that niche. The Company believes that for a brand name to have the potential for widespread sales in the optical industry, the name must have strong, positive consumer awareness, a distinctive personality and an image of enduring quality. Brands that are aimed at narrower niches can also have optical industry impact (albeit smaller), so long as consumer awareness exists within the targeted niche.

  After the Company has determined that a targeted brand name is available, the Company develops a preliminary marketing plan to present to the potential licensor. The development process is a team effort which includes determining the market position of the brand name outside the optical industry and the availability of cross-marketing opportunities. The preliminary marketing plan demonstrates the Company's (i) in-depth understanding of the potential licensor's market position, (ii) innovative strategies for extending the brand's image to the eyewear market, (iii) preliminary plans for merchandising, advertising and sales promotion, and (iv) broad concepts for frame design.

  The Company then formally presents the preliminary marketing plan to the potential licensor. The final steps in acquiring an exclusive eyewear license for a brand name are receiving the licensor's approval and entering into a license agreement.

  The Company's existing license agreements contain terms limiting the ability of the Company to market competing brand names. See "Factors That May Affect Future Results--Limitations on Ability to Distribute Other Brand-Name Eyeglass Frames."

  Final Marketing Plan.   Once the Company has acquired an exclusive eyewear
license for a brand name, it creates a final marketing plan. The final marketing plan contains detailed concepts for frame designs, establishes the brand's identity within the optical industry, and sets forth the first year's merchandising, advertising and sales promotion plans. The Company's ongoing focus on its marketing plans, including annual updates, provides a framework for keeping the Company's marketing and sales strategies current with changes in the eyewear industry and the licensor's marketing.

  Frame Design and Quality.   The Company's frames are designed by its in-house
design team, which consists of two designers and a management frame committee which reviews each style. The designers work with many respected frame manufacturers throughout the world to develop unique designs, and continue to work closely at each stage of a style's development to assure quality. The Company's frames generally require over 200 production steps to manufacture, including hand soldering of bridges, fronts and endpieces. Some frames require labor-intensive decorative features such as cloisonne color treatments, which involve painting each frame by hand under a magnifying glass, using tiny bristle brushes.

  Quality Control.   The Company uses only manufacturers capable of meeting
Signature's criteria for quality, delivery and attention to design detail. Signature specifies the materials to be used in the frames, and examines prototypes before committing to production. The Company places its initial orders for each style at least six months before the style is released, and requires the factory to deliver several advance shipments of samples. The Company's quality committee examines every frame in the sample shipments. The Company believes this process permits sufficient time to resolve problems with a style's quality before its release date. The Company's quality committee selectively examines frames in subsequent shipments to ensure ongoing quality standards.

  Limited Quantity of Style Releases.   The Company launched its first three
brand-name collections with only three styles, and plans to launch its Eddie Bauer Eyewear collection with only five styles in March and April 1998. Further, although for each brand the Company has many designs in different stages of development, it has released no more than three styles per brand per month (each style generally comes in two or three colors and one or two sizes). This strategy has contrasted with many of the Company's competitors, who release many more styles than Signature. The Company believes that its limited release strategy helps to ensure focus on each new style. Further, the Company believes that this strategy has resulted in larger orders per style, which has increased its leverage with the contract manufacturers of its frames.

  Marketing, Merchandising and Sales Programs.   Signature produces "turnkey"
marketing, merchandising and sales promotion programs to promote sales at each level in the distribution chain. For optical retailers, the Company develops unique in-store displays, such as its Laura Ashley Eyewear "store within a store" environments. For the sales representatives who call on retail accounts, whether they are employed by distributors or by Signature, the Company creates presentation materials, marketing bulletins, motivational audio and video tapes and other sales tools to facilitate professional presentations, and the Company offers attractive incentive awards for reaching targeted sales levels. For its distributors who sell to independent optical retailers, Signature provides its innovative loyalty programs.

  Loyalty Programs.   The Company attributes a significant portion of its
success with independent optical retailers in the United States to its loyalty programs. Under these programs, which generally last from six to ten months, each participating retailer agrees to purchase a specified quantity of frames (generally three to six frames per month) of new styles released for that brand during the program period. The Company's loyalty programs benefit the Company, its distributors and participating retailers. The Company and its distributors benefit from the automatic sales and the reorders they generate. The distributors also benefit from the retailers' agreement not to change distributors for that specific program. Retailers benefit from sales of new styles, program-ending gifts, and from the special in-store merchandising (often available first--or only--to participating retailers). Although a retailer may drop out of a loyalty program at any time without penalty, historically most participating retailers have completed the program and renewed their participation in ensuing years. The Company believes this is principally because the frames have sold well and retailers have wanted to earn the attractive incentive awards provided by the Company and its distributors at the end of the program.

  Signature's first loyalty program was the 1994 Laura Ashley Eyewear Loyal Partners Program which had 2,494 participants. The 1997 Laura Ashley Loyal Partners Program had approximately 4,500 United States participants and 750 international participants at October 31, 1997. Each United States participant in the 1997 program agreed to purchase a total of 39 Laura Ashley frames in accordance with its distributor's release schedule. Approximately 15% of the independent optical retailers in the United States participated in the 1997 Laura Ashley Loyal Partners Program.

  The Company introduced its Hart Schaffner & Marx Eyewear collection in September 1996 with a loyalty program. Over 1,200 independent optical retailers participated in the program, each agreeing to purchase a total of 18 frames from the collection's first six styles.


PRODUCTS

  The Company's principal products are eyeglass frames sold under the brand names Laura Ashley Eyewear, Hart Schaffner & Marx Eyewear and Jean Nate Eyewear. In June 1997, the Company acquired an exclusive license to design, market and distribute eyeglass frames under the name Eddie Bauer Eyewear, which the Company plans to release in March 1998. The Company also has a division that distributes eyeglass frames under the Company's own Camelot brand and a division that sells brand-name close-outs at discounted prices.

  The following table provides certain information about the market segments, introduction dates and approximate retail prices of the Company's products.

                                                                   CUSTOMER      INTRODUCTION        APPROXIMATE
BRAND NAME / SEGMENT                                              GENDER/AGE         DATE          RETAIL PRICES(1)
Laura Ashley
   Prescription                                                   Women        March 1992             $125 - 180
   Sunwear                                                        Women        March 1993             $ 80 - 100
   Children                                                       Girls        June 1993              $ 80 - 100
 Jean Nate                                                        Women        April 1996             $ 70 -  90
 Hart Schaffner & Marx                                            Men          September 1996         $140 - 170
 Eddie Bauer                                                      Men/Women    March 1998(2)          $100 - 135
 Signature's Camelot Line                                         Men/Women    1986                   $ 70 - 130
                                                                  Unisex       1987                   $ 70 - 130
                                                                  Boys/Girls   1987                   $ 60 -  90

(1)  Retail prices are established by retailers, not the Company.
(2)  Scheduled launch date.

 Laura Ashley Eyewear

  Signature's sales growth since 1992 has been primarily attributable to the success of its Laura Ashley Eyewear collection. The Company's net sales of Laura Ashley Eyewear have increased from $2.2 million in fiscal 1992 to $24.0 million in fiscal 1997.

  Signature pursued Laura Ashley for its strong female following; its feminine styling and image which are renowned worldwide; its significant worldwide retail presence; its distinctive, high quality fabrics, home furnishings and clothing; and its reputation for producing products of enduring quality. At the time
Signature obtained the license in 1991, Laura Ashley had never previously licensed its name outside the home furnishings industry.

  Like Laura Ashley clothing and home furnishings, Laura Ashley Eyewear has been designed to be feminine and classic, to be fashionable without being trendy, and to reach a broad segment of the women's eyewear market. Signature uses the phrase "premier feminine collection" to describe Laura Ashley Eyewear. The hallmark of Laura Ashley Eyewear is its attention to detail, and the collection is known for its unique designs on the styles' temples, fronts and end pieces. The designs are also known for their color treatments; several styles require cloisonne hand painting. The more recent Laura Ashley Eyewear styles tend towards smaller shapes and take advantage of modern technical advances, such as thinner spring hinges (which flex outward and spring back) and lighter metal alloys, both of which permit the manufacture of frames which are thinner and lighter while retaining strength.

  When Laura Ashley Eyewear was first introduced, most optical sales outlets had a sterile appearance, using mainly contemporary plastic and glass displays and fixtures. Signature's in-house team conceptualized and designed unique in-store "environments" to attract the target customer to the frames. The original and second-generation Laura Ashley Eyewear environments were covered with colorful Laura Ashley textured floral-print fabric, which provided the retailer with an instant new look, and, in effect, a Laura Ashley "store within a store." The third-generation display environments, released in March 1997, have as their centerpiece a wooden chest modeled after antique English furniture. The new environments use a subdued Laura Ashley fabric to provide a subtle feminine accent.

  The principal market segment for Laura Ashley Eyewear is women's prescription eyewear, and each year since 1993 the Company has released approximately 12 women's prescription eyewear styles. Net sales for those styles were $16.5 million in fiscal 1995, $19.0 million in fiscal 1996, and $ 21.6 million in fiscal 1997.

  Each Spring since 1993, the Company has released three Laura Ashley Sunwear styles during its second fiscal quarter. These frames are delivered to optical retailers with ready-to-wear non-prescription sunglass lenses containing quality UV 400 protection. These lenses can be replaced with prescription sunglass lenses if the customer desires. Net sales of Laura Ashley Sunwear were $0.8 million in fiscal 1995, $0.9 million in fiscal 1996 and $0.8 million in fiscal 1997. In addition to Laura Ashley Sunwear, almost all of the Company's styles can be fitted with sunglass lenses to make them into sunwear.

  Each Summer since 1993, Signature has released three Laura Ashley for Girls styles, with their own specialized displays, targeting girls aged 7-13. This collection is one of the few adult optical brand names to be marketed toward girls in that age range. Because the frames are designed and produced in small sizes, they are also purchased from time to time by petite women. Net sales of Laura Ashley for Girls Eyewear were $1.1 million in fiscal 1995, $1.2 million in fiscal 1996, and $1.6 million in fiscal 1997.

  The Company has the exclusive right to market and sell Laura Ashley Eyewear through a license with Laura Ashley entered into in May 1991. The license covers a specified territory including the United States, Canada, the United Kingdom, Australia, New Zealand, Colombia, France, Belgium, and the Netherlands. The Company also has a right of first refusal to distribute Laura Ashley Eyewear in Mexico and all other European countries. The Laura Ashley license terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and generates the required amount of minimum net sales. Laura Ashley may terminate the license before its term expires if (i) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given,
(ii) the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable, (iii) the Company fails to propose a selection of styles of eyewear which Laura Ashley in exercising good faith is willing to approve for manufacture and distribution, (iv) the Company fails to have net sales of Laura Ashley Eyewear sufficient to generate minimum royalties in each of any two years, (v) the Company is unable to pay its debts in the ordinary course of business or enters into liquidation, becomes bankrupt or insolvent, or is placed in the control of a receiver or trustee, or (vi) the Company in any year fails to spend a specified percentage of net sales of Laura Ashley Eyewear on advertising and promotion. For purposes of renewal and early termination of the license agreement, the Company must generate total Laura Ashley Eyewear minimum net sales of $9,000,000, $10,000,000 and $11,000,000 for the contract years ending January 31, 1998, 1999 and 2000, respectively. The Company has substantially exceeded its minimum net sales requirements each year under the license agreement.

 Jean Nate Eyewear

  In 1995, the Company identified an underdeveloped niche for feminine brand-name eyeglass frames marketed in the mid-low price range (approximately $70 to $90 at retail). To capitalize on this opportunity, the Company pursued and obtained the eyewear license for Jean Nate, a brand name that is widely recognized within the target niche for its women's fragrance and bath products, especially its after-bath splash.

  The Jean Nate Eyewear collection is targeted at women who are seeking to pay an affordable price for quality brand-name frames which offer unique designs, attention to details, features such as spring hinges that flex outwards and spring back, and brand-name identification. Jean Nate Eyewear advertisements have had an eyecatching "splash of water" theme, and most of the frames incorporate sea shells in their design. Sales promotional tools for Jean Nate Eyewear have included in-store displays and two-for-one specials.

  The Company has the exclusive right to market and sell Jean Nate Eyewear in the United States and Canada through a license with Revlon entered into in June 1995. "Jean Nate" is a registered trademark of Revlon. The Jean Nate license terminates in September 1998, but may be renewed by the Company for two additional terms of three and four years, respectively, so long as the Company is in compliance in all material respects with all of its terms and conditions, including the minimum net sales requirements for the two years preceding the renewal date. Revlon may terminate the license before its term expires if (i) someone other than Bernard Weiss, Julie Heldman, Robert Fried or Robert Zeichick acquires in excess of 50% of the Company's outstanding voting securities; (ii) the Company sells or otherwise transfers substantially all its assets used in the manufacture, promotion and distribution of eyeglass frames, (iii) the Company does not generate the minimum net sales required by the license for two consecutive years, (iv) the Company fails to pay royalties and any other amounts when due, (v) the Company is unable to pay its debts as they become due, enters into liquidation, makes an assignment for the benefit of creditors, enters bankruptcy proceedings or ceases doing business as a going concern, or (vi) the Company fails to perform its other obligations under or otherwise breaches the license agreement and fails to cure that breach within 30 days after notice is given.


 Hart Schaffner & Marx Eyewear

  Signature expanded its presence to the brand-name men's eyewear market in fiscal 1996 when it acquired a license from Hart Schaffner & Marx, a subsidiary of Hartmarx Corporation, a leading manufacturer of tailored clothing. Hart Schaffner & Marx has an image of enduring quality, and is a recognized name among men who purchase apparel in the medium to high price range.

  The Hart Schaffner & Marx Eyewear collection is targeted at men who are somewhat conservative and interested in quality, comfort and craftsmanship. The Company determined that men are generally concerned about both function and fashion, so the frames contain features which enhance their durability--the highest quality screws, nosepads and spring hinges--and come with a two-year "no fault, worry-free" warranty. The collection is designed to fit a broad spectrum of men, and selected styles have longer temples and larger sizes than those generally available. Further, many of the styles integrate Hart Schaffner & Marx fabric patterns into the frame designs.

  The Company has the exclusive right to market and sell Hart Schaffner & Marx Eyewear in the United States through a license with Hart Schaffner & Marx entered into in January 1996. The license agreement provides that Hart Schaffner & Marx may not grant to any third person the right to distribute eyeglass and sunglass frames, lenses and other eyewear products under the Hart Schaffner & Marx brand name in any country in the world without first offering the Company the exclusive right to do so. As of January 20, 1998, the Company is not aware of any sales of Hart Schaffner & Marx Eyewear anywhere outside of the United States. The Hart Schaffner & Marx license terminates in June 1999, but may be renewed for three-year terms by the Company in perpetuity provided the Company is not in default under the license agreement. Hart Schaffner & Marx may terminate its license with the Company before the expiration of its term if (i) someone other than Bernard Weiss, Julie Heldman, Robert Fried or Robert Zeichick acquires more than 50% of the Company's outstanding voting securities, (ii) all of Ms. Heldman and Messrs. Weiss, Zeichick and Fried cease to be involved in a significant manner in the exploitation of Hart Schaffner & Marx Eyewear before June 30, 1999 and after the last of such four persons ceases to be involved the Company fails within 90 days to submit a marketing plan for Hart Schaffner & Marx Eyewear that is acceptable to Hart Schaffner & Marx, (iii) the Company sells or otherwise transfers substantially all its assets used in the manufacture, promotion and distribution of eyeglass frames, (iv) the Company does not generate the minimum net sales required by the license for two consecutive years, (v) the Company fails to perform its material obligations under the license agreement and fails to cure that breach within 30 days after notice is given, or (vi) after written notice in the event any of the Company's representations and warranties are not correct in any material respect.


 Eddie Bauer Eyewear

  In June 1997, the Company acquired the exclusive license from Eddie Bauer to market Eddie Bauer Eyewear, a collection of men's and women's prescription eyewear styles. Eddie Bauer, which was founded in 1920, is a subsidiary of Spiegel, Inc. The Company pursued the Eddie Bauer name, which had not previously been licensed for prescription eyewear, for its widespread name recognition, outdoor heritage, casual styling, and reputation for value and quality. Eddie Bauer currently has over 400 retail stores worldwide, and annually distributes approximately 100 million Eddie Bauer merchandise catalogs.

  The Eddie Bauer Eyewear collection, which the Company expects to launch in March 1998, will be aimed at a different market niche than any of the Company's other brand names. The Company's marketing plan calls for the coordination of the collection's frame designs and its marketing, merchandising and sales promotion programs so that they capture the free spirit of the Eddie Bauer casual lifestyle and its heritage of the great outdoors. In keeping with Eddie Bauer's commitment to value, the collection will consist of medium priced frames, a market-pricing niche which does not currently have many brand-name competitors. The Company believes that its purchasing power and its commitment to frame quality will result in the Eddie Bauer Eyewear collection having higher quality and better features than other brand-name collections currently targeting the same niche.

  The Company has the exclusive worldwide right to market and sell Eddie Bauer Eyewear through a license agreement with Eddie Bauer entered into in June 1997. Without the prior written consent of Eddie Bauer, however, the Company may market and sell Eddie Bauer Eyewear only in the United States and in the other countries specified in the license agreement, most notably Japan, the United Kingdom, Germany, France, Australia and New Zealand. The license agreement terminates in December 2002, but the Company may renew it for two three-year terms provided the Company meets certain minimum net sales and royalty requirements and is not in material default. Eddie Bauer may terminate the license before the expiration of its term if (i) a person or entity acquires more than 30% of the Company's outstanding voting securities, and thereby becomes the largest shareholder and owns more shares than the Bernard L. Weiss, Julie Heldman, Robert Fried, Robert Zeichick and Daniel Warren (all of whom are currently directors and/or officers of the Company), or (ii) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given.

 Signature's Camelot Collection

  From its inception in 1983 until 1986, the Company, then known as USA Optical Distributors, Inc., sold only brand-name frames purchased from other frame suppliers. To take advantage of the increased margins available to importers, the Company in 1986 began designing its own styles for contract manufacture overseas. Those styles became the Camelot collection, which contains a broad range of high-quality men's, women's, unisex, girls' and boys' styles.

  To date, the Company has sold the Camelot collection only through USA Optical, which is now a division of Signature. The Camelot collection's net sales were $2.0 million in fiscal 1995 and fiscal 1996, and $2,1million in fiscal 1997. USA Optical continues to sell frames from other suppliers as part of its sales mix. USA Optical had total net sales of $3.8 million in fiscal 1995, $3.7 million in fiscal 1996, and $3.9 million in fiscal 1997.

 Brand Name Close-Outs

  Another Signature division, Optical Surplus, sells brand-name close-outs (discontinued styles) at discounts. Optical Surplus has also served as a useful outlet for selling the Company's overstocks of its own brand-name products, as well as of its Camelot collection. Using Optical Surplus, the Company is able to control the distribution of its overstocks without disturbing the market. Optical Surplus had net sales of $1.1 million in fiscal 1995, $1.2 million in fiscal 1996, and $1.0 million in fiscal 1997.

DISTRIBUTION

  The Company distributes its products through its distributors in the United States and through exclusive distributors in foreign countries; through its own account managers to major optical retail chains, including Eyecare Centers of America, Pearle Vision and LensCrafters; through its own direct sales force, which sells directly to independent optical retailers in California; and through telemarketing (USA Optical and Optical Surplus).

  The following table sets forth the Company's net sales by distribution channel for the periods indicated:

                                                                                YEAR ENDED OCTOBER 31,
                                                                     ---------------------------------------------
                                                                         1995            1996            1997
                                                                     -------------   -------------   -------------
                                                                                    (IN THOUSANDS)
  Domestic distributors...........................................         $10,792         $12,965         $14,402
  Optical retail chains...........................................           5,798           7,120           9,297
  Telemarketing(1)................................................           4,846           4,862           4,871
  International distributors......................................           2,135           2,486           2,540
  Direct sales (California)(2)....................................              --             847           2,066

__________
(1) USA Optical and Optical Surplus.
(2) The Company began selling directly to independent optical retailers in California in March 1996.

  Domestic Distributors.   The Company believes that, to maximize sales of its
brand-name eyeglass frames, it must selectively limit its distributors to those who (i) adhere to and implement the Company's marketing strategies, (ii) distribute eyewear to optical retailers that market products consistent with each brand's image and pricing strategy, and (iii) provide a high level of customer service and technical expertise. Moreover, Signature's marketing plans require a significant commitment of time, effort and money on the part of the distributors. At October 31, 1997, the Company had 24 domestic distributors.

  Because its distributors sell frames supplied by more than one company, the Company attempts to motivate the distributors' sales representatives to show Signature's frames first. The Company provides them with various sales tools, which have included automatic sales through its loyalty programs, and other tools which are created and produced by the Company's in-house team, including motivational audio tapes and videotapes, marketing bulletins and high impact sales promotions. The Company also offers incentive awards, such as first-class trips, for reaching targeted sales levels.

  The Company has no written agreements with its domestic distributors except written understandings not to resell or divert Laura Ashley Eyewear through unauthorized channels of distribution, and not to expand the territories in which they sell the Company's products without the Company's prior consent. Accordingly, the relationships may be terminated by either party at any time, without penalty (subject, in Signature's case, to any restrictions under applicable state law).

  Optical Retail Chains. Signature sells directly, through its own key account managers, to optical retail chains whose images are compatible with the images of the Company's brand-name eyewear, including Eyecare Centers of America, Pearle Vision and LensCrafters. Eyecare Centers of America and Pearle Vision have each used in-store displays which were customized by the Company to feature the Company's products, and Eyecare Centers of America has dedicated prime floor space to Laura Ashley Eyewear.

  Telemarketing.   The Company's USA Optical and Optical Surplus divisions sell frames through a form of telemarketing to optical retailers, focusing on establishing long-term, ongoing relationships. USA Optical offers its customers premium incentives, such as first class vacations, electronic equipment and household items for purchasing specified numbers of frames. Many USA Optical customers buy frames from the Company on a monthly basis in order to earn the premiums they have chosen to pursue. USA Optical's annual vacations have been among its most successful premiums, and since 1991 over 325 USA Optical customers have attended one or more of its trips.

  International Distributors.   Since 1993, the Company has sold Laura Ashley
Eyewear internationally through distributors who have exclusive agreements for defined territories. Before establishing a distributor relationship, Signature reviews the distributor's financial condition and its ability to work closely with the Company in marketing and selling its brand-name products. International distributors must meet specific unit volumes within specified time periods. Substantially all international sales have been of Laura Ashley Eyewear in England, Canada and Australia.

  Direct Sales (California).   In March 1996, in connection with the retirement
of Signature's California distributor, the Company decided to sell directly to independent optical retailers in California rather than engage another distributor. Direct sales to independent optical retailers in California in fiscal 1997 were $2,045,000, an increase of $983,000 (or 93%) over net sales of $1,062,000 made to the Company's California distributor in the first five months of fiscal 1996 and through the Company's direct sales force from April through October 31, 1996. One reason for the increase in net sales is the higher unit price the Company receives when it sells directly to the optical retailer. Another reason was an increase in the number of units sold in California from 27,060 in fiscal 1996 to 49,074 in fiscal 1997. The Company believes the combined increase in dollar and unit volume in California is attributable to the Company's ability to work closely with its own direct sales representatives, who, unlike distributors' sales representatives, are dedicated to selling only the Company's products, and the Company's increased ability to require its sales representatives to implement the Company's marketing plans.

CONTRACT MANUFACTURING

  The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process which can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. Signature has used manufacturers principally in Japan, Hong Kong/China, France and Italy.

  Historically, most of the Company's frames have been manufactured in Japan, which accounted for approximately 56.7%, 39.9% and 48.9% (in cost) of the frames purchased by the Company in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. During the past several years, the Company has expanded the number and geographic locations of its contract manufacturers. The Company believes that throughout the world there are a sufficient number of manufacturers of high-quality frames so that the loss of any particular frame manufacturer, or the inability to import frames from a particular country, would not materially and adversely affect the Company's business in the long-term. However, because lead times to manufacture the Company's eyeglass frames generally range from 90 to 180 days, an interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company not to meet delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

  In determining which manufacturer to use for a particular style, the Company considers manufacturers' expertise (based on type of material and style of frame), their ability to translate design concepts into prototypes, their price per frame, their manufacturing capacity, their ability to deliver on schedule, and their ability to adhere to the Company's quality control and quality assurance requirements.

  Because of the long lead times required for the Company's frames, the Company has developed a computer model which helps project the Company's needs for each frame style. This model takes into account the inventory on hand by style, its three-month and six-month sales rate, the quantity and scheduled delivery date of any future purchase orders, and other adjustments which the Company's purchasing department may need to make to model future proposed changes.

  The Company is not required to pay for any of its frames prior to shipment. Payment terms for the Company's products currently range from cash upon shipment (with a 1% to 3% discount) to terms ranging from 60 to 90 days. For frames purchased other than from Hong Kong manufacturers, the Company is obligated to pay in the currency of the country in which the manufacturer is located. In the case of frames purchased from manufacturers located in Hong Kong/China, the currency is United States dollars. For almost all of the Company's other frame purchases, its costs vary based on currency fluctuations, and it generally cannot recover increased frame costs (in United States dollars) in the selling price of the frames.

  The purchase of goods manufactured in foreign countries is subject to a number of risks. See "Factors That May Affect Future Results--Dependence Upon Contract Manufacturers; Foreign Trade Regulation."


COMPETITION

  The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A. (operating in the United States through a number of its subsidiaries); Safilo Group S.p.A. (operating in the United States through a number of its subsidiaries); and Marchon Eyewear, Inc. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that are significantly larger than the Company's, and are thus able to realize a higher gross profit margin. At the distributor level, sales representatives often carry many lines of eyewear, and the Company must vie for their attention. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

  The Company competes in its target markets through the quality of the brand names it licenses, its marketing and merchandising, the popularity of its frame designs, the reputation of its styles for quality, and its pricing policies. See "Brand Development" and "Products".


BACKLOG

  The Company generally ships eyeglass frames upon receipt of orders, and does not operate with a material backlog.


EMPLOYEES

  At October 31, 1997, the Company had 102 full-time employees, including 43 in sales and marketing, 14 in customer service and support, 26 in warehouse operations and shipping and 19 in general administration and finance. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


ITEM 2--DESCRIPTION OF  PROPERTIES

  The Company leases a building of approximately 44,000 square feet in Inglewood, California. The building is used as the Company's principal executive offices and as a warehouse. The lease for this facility expires in 2005. The Company believes that its existing facility is well maintained and in good operating condition.

ITEM 3--LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None

                                    PART II


ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK

     The Company's Common Stock has been traded on the Nasdaq National Market System under the symbol "SEYE" since the commencement of the Company's initial public offering on September 11, 1997. The high and low sales prices for the Company's Common Stock for the fourth quarter of fiscal 1997 (from September 11, 1997 through October 31, 1997) were $11 7/8 and $8 1/2 per share, respectively, as reported on the NASDAQ Stock Market.

     At January 20, 1998, there were 5,268,027 shares of the Company's Common Stock outstanding. On that date, the Company had 18 holders of record of its Common Stock and approximately 1,240 beneficial owners of its Common Stock.


DIVIDENDS

  The Company was treated as an S Corporation from 1990 through September 15, 1997, the date immediately preceding the closing of its initial public offering. During the period the Company was an S Corporation, its income, whether or not distributed, was taxed for federal and state income tax purposes directly to the
holders of the Common Stock, rather than to the Company.   As a result of the
Company's treatment as an S Corporation, the Company historically provided its shareholders, through dividends, with funds for the payment of income taxes on the earnings of the Company which were included in their taxable income. In addition, the Company paid dividends to shareholders to provide them with a return on their investment. The Company paid dividends of $1,328,000 for fiscal 1996 and $3,982,000 for fiscal 1997.

  Since September 16, 1997, the Company has been treated as a C Corporation, and has become subject to federal and state corporate income taxes. The Company does not currently intend to pay dividends on its Common Stock and plans to follow a policy of retaining earnings to finance the growth of its business.


USE OF PROCEEDS

  The Company's Registration Statement on Form S-1 (File No. 333-30017) relating to the public offering (the "Offering") of an aggregate of 2,070,000 shares (the "Shares") of Common Stock, par value $0.001 per share (the "Common Stock"), of the Company was declared effective by the Securities and Exchange Commission (the "Commission") on September 11, 1997. Of the 2,070,000 shares of Common Stock registered under the Registration Statement, the Company offered 1,667,500 shares and 402,500 shares were offered by certain shareholders of the Company (the "Selling Shareholders"). All of the Shares were offered and sold for $10.00 per share, for an aggregate offering price of $16,675,000 for the shares offered by the Company and $4,025,000 for the shares offered by the Selling Shareholders. The Company also registered under the Registration Statement (i) 180,000 warrants to purchase up to an aggregate of 180,000 shares of Common Stock granted to Fechtor, Detwiler & Co., Inc. and Van Kasper & Company, the managing underwriters of the Offering (the "Managing Underwriters"), and (ii) 180,000 shares of Common Stock underlying the warrants granted to the Managing Underwriters. The Company also received $0.001 per warrant, for aggregate net proceeds of $180, in consideration of the warrants granted to the Managing Underwriters.

  The Company's expenses in connection with the Offering included underwriting discounts of $1,167,000, expense reimbursement to the underwriters of $143,000 and other expenses of $586,000, for the total expenses of $1,896,000, resulting in net proceeds ("Net Proceeds") to the Company of $14,779,000.

  As of October 31, 1997, the Company had applied $5,623,000 of the Net Proceeds to pay all borrowings previously owed to its commercial bank and $4,318,000 was used for working capital. The Company invested the remaining $4,838,000 of the Net Proceeds in commercial paper and money market funds bearing interest at a weighted average of 5.15% .

     The Company will disclose the application of the remaining Net Proceeds as required by Rule 463 of the Securities Act in the Company's periodic report for the quarter ending January 31, 1997 and, to the extent necessary, in subsequent periodic reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act.

ITEM 6--SELECTED FINANCIAL DATA


     The following data should be read in conjunction with the Financial Statements and related notes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Form 10-K.



                                                                         YEAR ENDED OCTOBER 31,
                                                       -----------------------------------------------------------
                                                        1993      1994      1995           1996            1997
                                                       -------   -------   -------      ----------      ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:

Net sales...........................................   $13,858   $20,051   $23,571      $   28,280      $   33,176
Gross profit........................................     6,929    10,385    12,582          16,349          19,677
Total operating expenses............................     6,562     9,079    10,780          14,027(1)       15,667
Income (loss) from operations.......................       367     1,306     1,802           2,322           4,010
Net income (loss)...................................       137     1,107     1,635           2,012           3,585
Pro forma net income (2)............................                 690     1,030           1,265           2,340
Pro forma net income per share (2)..................                                          0.36             .61

Weighted average common shares outstanding..........                                     3,546,519(3)    3,829,822


                                                                      AT OCTOBER 31,
                                                       --------------------------------------------
                                                        1993     1994     1995     1996      1997
                                                       ------   ------   ------   -------   -------

BALANCE SHEET DATA:

Current assets......................................   $4,726   $4,676   $6,462   $ 8,989   $19,964
Total assets........................................    5,247    5,211    7,260    10,293    21,175
Current liabilities.................................    3,792    3,490    4,602     7,207     3,860
Total liabilities...................................    4,686    4,350    5,314     7,364     3,863
Stockholders' equity................................      561      861    1,946     2,929    17,312

-------------
(1) Includes $300,000 in compensation expense recognized by the Company in connection with the issuance of 108,016 shares of Common Stock to an executive officer.
(2) The pro forma presentation reflects a provision for income taxes as if the Company had always been a C corporation.
(3) Pro forma.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" in Item 7 of this Form 10-K, as well as those discussed elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors That May
Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, and the business environment in which the Company operates.

  The following discussion and analysis should be read in connection with the Company's Financial Statements and related notes and other financial information included elsewhere in this Form 10-K.

OVERVIEW

  The Company derives revenues primarily through the sale of brand-name eyeglass frames, including Laura Ashley Eyewear, Hart Schaffner & Marx Eyewear and Jean Nate Eyewear. The Company also has a division which distributes prescription eyeglass frames under the Company's own Camelot brand and a division which sells brand-name close-outs at discounted prices. In June 1997, the Company acquired an exclusive license from Eddie Bauer to market a collection of men's and women's prescription eyewear under the Eddie Bauer brand name. The Company anticipates spending approximately $2.5 million to launch the Eddie Bauer Eyewear collection in March 1998.

  The Company's revenues have grown from $9.2 million in fiscal 1992 to $33.2 million in fiscal 1997. Since 1993, the Laura Ashley Eyewear collection has been the leading source of revenue for the Company. Net sales of Laura Ashley Eyewear accounted for 77.8%, 74.6%, and 72.5% of the Company's net sales during fiscal 1995, fiscal 1996, and fiscal 1997, respectively. While the Company continues to reduce its dependence on the Laura Ashley Eyewear line through the development of other brand names and additional product offerings, the Company expects this line to continue to be the Company's leading source of revenue for the foreseeable future. See "Factors That May Affect Future Results--Substantial Dependence Upon Laura Ashley License."

  The Company's cost of sales consists primarily of payments to foreign contract manufacturers who produce frames to the Company's specifications. The complete development cycle for a new frame design typically takes approximately twelve months from the initial design concept to the release. Generally, at least six months are required to complete the initial manufacturing process. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

  In 1994, the Company recognized that it was dependent on frame manufacturers located in Japan. Starting in 1995, the Company implemented a program to reduce that dependence by purchasing an increasing percentage of its frames from manufacturers located in other countries, particularly in Hong Kong/China and to a lesser extent in France and Italy. The use of Hong Kong/China manufacturers has also reduced the Company's average frame cost, which has increased the Company's gross margin.

  In fiscal 1996 and fiscal 1997, approximately 39.9% and 45.8%, respectively, of the Company's eyeglass frames were manufactured by companies in Japan, and approximately 40.0% and 36.6%, respectively, of the Company's eyeglass frames were manufactured by companies headquartered in Hong Kong that have manufacturing facilities in China. Recent economic developments have resulted in a stronger U.S. dollar and instability in the Asian-Pacific economies and financial markets. These economic developments have resulted in improved profit margins for the Company, as its cost of goods has decreased for frames purchased in foreign currencies. There can be no assurance, however, that the Asian-Pacific economic instability will not result in an adverse future impact on the business operations of some of the Company's contract manufacturers, which could force the Company to move the manufacture of some styles to other factories. The resulting disruption to the Company's business could have a material adverse effect on the Company's business, operating results and financial condition.


EFFECT OF CHANGE IN FORM FROM AN S CORPORATION TO A C CORPORATION

  The Company was treated as an S Corporation from 1990 through September 15, 1997. During the period the Company was an S Corporation, its income, whether or not distributed, was taxed for federal and state income tax purposes directly to the holders of the Common Stock, rather than to the Company. In addition, for California franchise tax purposes, S Corporations were taxed at 1.5% of taxable income in 1995, 1996 and 1997, net of income tax credits under the Los Angeles Revitalization Zone Act.

  The Company paid dividends to its shareholders of $550,000, $1,328,000, and $3,982,000 in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. These dividends were paid to the shareholders to pay their income taxes and as a return of their investment.

  Since September 16, 1997, the Company has converted to a C Corporation, and has become subject to federal and state corporate income taxes. As a result of this conversion, the Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." See Note 1 of Notes to Financial Statements. Currently, the highest federal tax rate for C Corporations is 38% (although the majority of the taxable income is taxed at 34%) and the corporate tax rate in California is 9.3%. The pro forma provision for income taxes in the statement of income data included elsewhere in this Form 10-K shows results as if the Company had always been a C Corporation.

  Financial Accounting Standards No. 109 requires the use of the "liability method" of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in a company's financial statements or tax returns. As a result of the Company's conversion to a C Corporation, a deferred income tax asset of $218,000 was established. The deferred tax asset resulted primarily from temporary differences arising from costs of $157,000 capitalized into inventory. See Note 5 of Notes to Financial Statements.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated selected statements of income data shown as a percentage of net sales. Pro forma operating results reflect adjustments to the historical operating results for federal and state income taxes as if the Company had been taxed as a C Corporation rather than an S Corporation.

                                                                                      YEAR ENDED OCTOBER 31,
                                                                         ------------------------------------------------
                                                                              1995             1996             1997
                                                                         --------------   --------------   --------------
Net sales                                                                     100.0%           100.0%           100.0%
Cost of sales......................................................            46.6             42.2             40.7
                                                                              -----            -----            -----
Gross profit.......................................................            53.4             57.8             59.3
                                                                              -----            -----            -----
Operating expenses:
  Selling..........................................................            27.6             29.4             29.5
  General and administrative.......................................            17.1             19.9             17.7
  Relocation expense...............................................             1.0              0.3              0.0
     Total operating expenses......................................            45.7             49.6             47.2
                                                                              -----            -----            -----
Income from operations.............................................             7.7              8.2             12.1
                                                                              -----            -----            -----
Other expense, net.................................................            (0.7)            (1.1)            (0.9)
                                                                              -----            -----            -----
Income before pro forma provision for income taxes.................             7.0              7.1             11.2
Pro forma provision for income taxes...............................             2.6              2.6              4.1
                                                                              -----            -----            -----
Pro forma net income...............................................             4.4%             4.5%             7.1%
                                                                              =====            =====            =====

 Comparison of Fiscal Years 1995, 1996 and 1997


  Net Sales.   Net sales increased by 20% from $23,571,000 in fiscal 1995 to
$28,280,000 for fiscal 1996, to $33,176,000 in fiscal 1997. The increase in net sales from fiscal 1995 to fiscal 1996 resulted primarily from a 15% increase in net sales of Laura Ashley Eyewear from $18,348,000 to $21,109,000 and net sales of $1,889,000 of Jean Nate Eyewear and Hart Schaffner & Marx Eyewear, which were introduced by the Company in the second and fourth quarters, respectively, of fiscal 1996. The increase in net sales from fiscal 1996 to fiscal 1997 resulted from a 14% increase in net sales of Laura Ashley Eyewear to $24,037,000, a 127% increase in net sales of Hart Schaffner & Marx Eyewear to $2,277,000, and a 65% increase in net sales of Jean Nate Eyewear to $1,467,000. The increase in Laura Ashley Eyewear net sales in all three fiscal years was due principally to an increase in unit sales and to a lesser extent to an increase in prices for selected frames. The increase in net sales of Hart Schaffner & Marx Eyewear and Jean Nate Eyewear from fiscal 1996 to fiscal 1997 was due an increase in unit sales.

  Gross Profit.   Gross profit was $12,582,000 in fiscal 1995, $16,349,000 in fiscal 1996, and $19,677,000 in fiscal 1997. These increases in gross profit were attributable to increases in net sales as well as improvements in the gross margin, which increased from 53.4% in fiscal 1995 to 57.8% in fiscal 1996, and 59.3% in fiscal 1997. During these years, the Company utilized lower cost frame manufacturers for an increasing percentage of its frames, which has resulted in lower average frame costs. This positive impact on gross margin was offset in part in fiscal 1995 due to adverse currency fluctuations, and was augmented in fiscal 1996 and fiscal 1997 due to beneficial currency fluctuations. Gross margin was also positively impacted in all three fiscal years by increases in the average selling price of frames and by reductions in import duties and tariffs.

  Operating Expenses. Operating expenses were $10,780,000 in fiscal 1995, $14,027,000 in fiscal 1996 and $15,667,000 in fiscal 1997. The increase from fiscal 1995 to fiscal 1996 resulted primarily from higher selling and general and administrative expenses commensurate with the Company's growth. The increase from fiscal 1996 to fiscal 1997 resulted from predominantly from increased selling expenses.

  Selling expenses were $6,510,000 in fiscal 1995, $8,328,000 in fiscal 1996 and $9,797,000 in fiscal 1997, representing 28%, 29%, and 30%, respectively, of net sales for such periods. The 28% increase from fiscal 1995 to fiscal 1996 was due primarily to a $494,000 increase in advertising expenses and a $406,000 increase in in-store display expenditures, due primarily to the introduction of the Jean Nate and Hart Schaffner & Marx Eyewear lines in fiscal 1996. In addition, in fiscal 1996, royalty expenses increased by $288,000, expenses associated with sales incentive programs increased by $223,000 and convention and trade show expenses increased by $155,000. The 18% increase from fiscal 1996 to fiscal 1997 resulted from a $568,000 increase in in-store display expenditures, due primarily to the introduction of new Laura Ashley Eyewear store displays. In addition, in fiscal 1997, convention and trade show expenses increased by $194,000, royalty expense increased by $273,000 , and sales salaries and commissions increased by $158,000.

  General and administrative expenses were $4,035,000 in fiscal 1995, $5,612,000 in fiscal 1996, and $5,870,000 in fiscal 1997, representing 17%, 20%, and 18%, respectively, of net sales in these periods. The 39% increase from fiscal 1995 to fiscal 1996 resulted principally from a $567,000 increase in salaries, a $385,000 increase in employee bonuses, and compensation expense of $300,000 in connection with the issuance of 108,016 shares of Common Stock to an executive officer. The 5% increase from fiscal 1996 to fiscal 1997 resulted from a $682,000 increase in salaries, and a $214,000 increase in depreciation expense, offset in part by a decrease of $340,000 in employee bonuses, and a $300,000 decrease in stock compensation expenses.

  The Company incurred expenses of $235,000, $87,000, and $0 in fiscal 1995, fiscal 1996, and fiscal 1997, respectively, in connection with the relocation of the Company's corporate offices and warehouse.

  Other Expense, Net.   Other expense, net, consisted principally of interest
expense. Interest expense was $201,000 in fiscal 1995, $338,000 in fiscal 1996, and $360,000 in fiscal 1997. The increases from fiscal 1995 to fiscal 1996 of $137,000 and from fiscal 1996 to fiscal 1997 of $21,231 were predominantly due to the increase in borrowings of the bank's credit line as a result of (i) an increase in accounts receivable resulting from higher sales, (ii) a higher level of inventories that the Company maintained to support higher sales levels and better customer service, (iii) capital expenditures relating to improvements of the Company's facilities and the modernization of its computer equipment; and (iv) larger S corporation distributions.

  Pro Forma Provisions for Income Taxes (unaudited).   On a pro forma basis,
income taxes would have amounted to $606,000 in fiscal 1995, $748,000 in fiscal 1996 and $1,374,000 in fiscal 1997.

  Pro Forma Net Income (unaudited).   Pro forma net income was $1,030,000 in
fiscal 1995, $1,265,000 in fiscal 1996, and $2,340,000 in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital increased from $1,782,000 at October 31, 1996 to $16,104,000 at October 31, 1997 as a result of its initial public offering in September 1997. The Company had proceeds from its initial public offering, net of underwriting discounts and other related expenses, amounting to $14,779,000. At October 31, 1997, the Company had $7,751,000 in cash or cash equivalents, of which $6,750,000 was invested in commercial paper with interest rates ranging from 4.9% to 5.3%, and $1,001,000 was invested in money market funds bearing interest at 4.8%.

  Before the Company's initial public offering, the Company relied primarily on internally generated funds, credit from suppliers and bank lines of credit to meet its liquidity needs. The Company had a credit agreement with a commercial bank which provided for the use of letters of credit, banker's acceptances and loans in the aggregate amount of $7,935,417. Immediately before the Company's initial public offering, the Company owed the bank an aggregate of $5,623,000 under the credit agreement. As of September 30, 1997, the Company had paid that amount in full from the proceeds of the offering.

  In October 1997, the Company entered into a new credit agreement with its commercial bank (the "New Credit Agreement"). Under the New Credit Agreement, the bank has agreed to provide to the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate ("LIBOR") plus 2% or at the bank's prime rate. At October 31, 1997, no amounts were due to the bank under the New Credit Agreement.

  Of the Company's accounts payable at October 31, 1996 and October 31, 1997, $865,069 and $851,026, respectively, were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $1,459,457 at October 31, 1996, and and had no such commitments at October 31, 1997. See Note 1 of Notes to the Financial Statements.

  The Company's bad debt write-offs were less than 0.2% of net sales for the 1996 and 1997 fiscal years. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

  The Company believes that cash generated from operations, along with the net proceeds received by the Company from its initial public offering, borrowings under its credit facility, and credit from its suppliers will be sufficient to fund its working capital requirements at least through fiscal 1998.

QUARTERLY AND SEASONAL FLUCTUATIONS

  The Company's results of operations have fluctuated from quarter to quarter and the Company expects these fluctuations to continue in the future. Historically, the Company's net sales in its first fiscal quarter (the quarter ending January 31) have been lower than net sales in other fiscal quarters. The Company attributes lower net sales in the first fiscal quarter in part to low consumer demand for prescription eyeglasses during the holiday season and year-end inventory adjustments by distributors and independent optical retailers. A factor which may significantly influence results of operations in a particular quarter is the introduction of a new brand-name collection, which results in disproportionate levels of selling expenses due to additional advertising, promotions, catalogs and in-store displays. Introduction of a new brand may also generate a temporary increase in sales due to initial stocking by retailers. Other factors which can influence the Company's results of operations include customer demand, the mix of distribution channels through which the eyeglass frames are sold, the mix of eyeglass frames sold, product returns, delays in shipment and general economic conditions.

  The following table sets forth certain unaudited results of operations for the twelve fiscal quarters ended October 31, 1997. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Prospectus and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.

                                                         1995                                         1996
                                     -----------------------------------------       -----------------------------------------
                                     JAN. 31    APRIL 30    JULY 31    OCT. 31       JAN. 31    APRIL 30    JULY 31    OCT. 31
                                     --------   ---------   --------   --------      --------   ---------   --------   --------
Net sales.........................    $4,481      $6,309     $6,469     $6,312        $5,308      $7,744     $7,050     $8,178
Cost of sales.....................     2,128       3,041      3,056      2,764         2,449       3,177      2,895      3,410
Gross profit......................     2,353       3,268      3,413      3,548         2,859       4,567      4,155      4,768
Operating expenses:
 Selling..........................     1,056       1,682      1,853      1,919         1,472       2,209      2,055      2,592
 General and administrative.......       782         970      1,057      1,226           969       1,334      1,554      1,755
 Relocation expense...............         0          34         65        136            30          19         17         21
Total operating expenses..........     1,838       2,686      2,975      3,281         2,471       3,562      3,626      4,368
Income from operations............       515         582        438        267           388       1,005        529        400
Other expense, net................       (38)        (44)       (29)       (55)          (67)        (92)       (84)       (66)
 Income before pro forma
  provision for income taxes......       477         538        409        212           321         913        445        334

                                                         1997
                                      -----------------------------------------
                                      JAN. 31    APRIL 30    JULY 31    OCT. 31
                                      --------   ---------   --------   --------
Net sales.........................     $6,802      $9,236     $8,318     $8,820
Cost of sales.....................      2,882       3,750      3,370      3,496
Gross profit......................      3,920       5,486      4,948      5,324
Operating expenses:
 Selling..........................      2,021       2,680      2,403      2,694
 General and administrative.......      1,364       1,443      1,540      1,523
 Relocation expense...............          0           0          0          0
Total operating expenses..........      3,385       4,123      3,943      4,217
Income from operations............        535       1,363      1,005      1,107
Other expense, net................        (85)       (106)      (104)        (1)
 Income before pro forma
  provision for income taxes......        450       1,257        901      1,106

INFLATION

  The Company does not believe its business and operations have been materially affected by inflation.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS


  The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.


SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY LICENSE

  Net sales of Laura Ashley Eyewear accounted for 77.8%, 74.6% and 72.5% of the Company's net sales in fiscal 1995, fiscal 1996, fiscal 1997, respectively. The Company manufactures Laura Ashley Eyewear through an exclusive license with Laura Ashley entered into in 1991. The Laura Ashley license terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. Laura Ashley may terminate the license before its term expires if (i) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given, (ii) the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable, (iii) the Company fails to propose a selection of styles of eyewear which Laura Ashley in exercising good faith is willing to approve for manufacture and distribution,
(iv) the Company fails to have net sales of Laura Ashley Eyewear sufficient to generate minimum royalties in each of any two years, (v) the Company is unable to pay its debts in the ordinary course of business or enters into liquidation, becomes bankrupt or insolvent, or is placed in the control of a receiver or trustee, or (vi) the Company in any year fails to spend a specified percentage of net sales of Laura Ashley Eyewear on advertising and promotion. For purposes of renewal and early termination of the license agreement, the Company must generate total Laura Ashley Eyewear minimum net sales of $9,000,000, $10,000,000 and $11,000,000 for the contract years ending January 31, 1998, 1999 and 2000, respectively. The Company has substantially exceeded its minimum net sales requirements each year under the license agreement. The termination of the Laura Ashley Eyewear license would have a material adverse effect on the Company's business, operating results and financial condition.


APPROVAL REQUIREMENTS OF BRAND-NAME LICENSORS

  The Company's business is predominantly based on its brand-name licensing relationships. In addition to its licensing relationship with Laura Ashley, the Company licenses the right to use proprietary marks from Hart Schaffner & Marx, Revlon for its Jean Nate brand name, and Eddie Bauer. Each of the Laura Ashley, Hart Schaffner & Marx, Jean Nate and Eddie Bauer licenses requires mutual agreement of the parties for significant matters. Each of these licensors has final approval over all eyeglass frames and other products bearing the licensor's proprietary marks, and the frames must meet the licensor's general design specifications and quality standards. Consequently, each licensor may, in the exercise of its approval rights, delay the distribution of eyeglass frames bearing its proprietary marks. The Company expects that each future license it obtains will contain similar approval provisions. Accordingly, there can be no assurance that the Company will be able to continue to maintain good relationships with each licensor, or that the Company will not be subject to delays resulting from disagreements with, or an inability to obtain approvals from, its licensors. These delays could materially and adversely affect the Company's business, operating results and financial condition.


LIMITATIONS ON ABILITY TO DISTRIBUTE OTHER BRAND-NAME EYEGLASS FRAMES

  Each of the Company's licenses limits the Company's right to market and sell products with competing brand names. The Laura Ashley license prohibits the Company from selling any range of designer eyewear that is similar to Laura Ashley Eyewear in price and any of style, market position and market segment. The Hart Schaffner & Marx license prohibits the Company from marketing and selling another men's brand of eyeglass frames under a well-known fashion name with a wholesale price in excess of $40. The Jean Nate license prohibits the Company from manufacturing and selling eyeglass frames under any brand name primarily known as a cosmetic, toiletry, fragrance or haircare trademark or brand name. The Eddie Bauer license prohibits the Company from entering into license agreements with companies which Eddie Bauer believes are its direct competitors. The Company expects that each future license it obtains will contain some limitations on competition within market segments. The Company's growth, therefore, will be limited to capitalizing on its existing licenses in the prescription eyeglass market, introducing eyeglass frames in other segments of the prescription eyeglass market, and manufacturing and distributing products other than prescription eyeglass frames such as sunglasses. In addition, there can be no assurance that disagreements will not arise between the Company and its licensors regarding whether certain brand-name lines would be prohibited by their respective license agreements. Disagreements with licensors may adversely affect sales of the Company's existing eyeglass frames or prevent the Company from introducing new eyewear products in market segments the Company believes are not being served by its existing products.


DEPENDENCE UPON CONTRACT MANUFACTURERS; FOREIGN TRADE REGULATION

  The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States, principally in Japan, Hong Kong/China, France and Italy. The manufacture of high quality metal frames is a labor-intensive process which can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. These long lead times increase the risk of overstocking, if the Company overestimates the demand for a new style, or understocking, which can result in lost sales if the Company underestimates demand for a new style. While a number of contract manufacturers exist throughout the world, there can be no assurance that an interruption in the manufacture of the Company's eyeglass frames will not occur. An interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company to miss delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

  In addition, the purchase of goods manufactured in foreign countries is subject to a number of risks, including foreign exchange rate fluctuations, economic disruptions, transportation delays and interruptions, increases in tariffs and duties, changes in import and export controls and other changes in governmental policies. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin and results of operations.

  In fiscal 1996 and fiscal 1997, approximately 39.9% and 45.8%, respectively, of the Company's eyeglass frames were manufactured by companies in Japan, and approximately 40.0% and 36.6%, respectively, of the Company's eyeglass frames were manufactured by companies headquartered in Hong Kong that have manufacturing facilities in China. Recent economic developments have resulted in a stronger U.S. dollar and instability in the Asian-Pacific economies and financial markets. These economic developments have resulted in improved profit margins for the Company, as its cost of goods has decreased for frames purchased in foreign currencies. There can be no assurance, however, that the Asian-Pacific economic instability will not result in an adverse future impact on the business operations of some of the Company's contract manufacturers, which could force the Company to move the manufacture of some styles to other factories.
The resulting disruption to the Company's business could have a material adverse effect on the Company's business, operating results and financial condition.


  Effective July 1, 1997, the exercise of sovereignty over the British Crown Colony of Hong Kong was transferred from the United Kingdom to China pursuant to a treaty between the two countries, and Hong Kong became a part of China. Any political or economic disruptions in Hong Kong or China may force the Company to manufacture its eyeglass frames in other countries which could increase frame costs. The Company is uncertain as to the impact that the change in government will have on its business operations in Hong Kong. Further, China currently enjoys Most Favored Nation trading status with the United States. Under the Trade Act of 1974, the President of the United States is authorized, upon making specific findings, to waive certain restrictions that would render China ineligible for Most Favored Nation treatment. The President has waived these provisions every year since 1979. China's Most Favored Nation status presently extends until July 1998. No assurance can be given that China will continue to enjoy Most Favored Nation status in the future. Any legislation or administrative action by the United States government that revokes or places further conditions on China's Most Favored Nation status, or otherwise limits imports of Chinese eyeglass frames into the United States, could, if enacted, have a material adverse effect on the Company's business, operating results and financial condition.


SUCCESSFUL LAUNCH OF EDDIE BAUER EYEWEAR

  Certain members of the Company's management and of its design and marketing teams will devote considerable time towards introducing the Eddie Bauer Eyewear line. There can be no assurance that the Company will be able to introduce Eddie Bauer Eyewear at the budgeted price or through the Company's existing distribution channels, or that the introduction of Eddie Bauer Eyewear will occur when planned. Furthermore, once Eddie Bauer Eyewear is released, there can be no assurance of its acceptance by the market.


RELATIONSHIPS WITH DOMESTIC DISTRIBUTORS

  The Company distributes its eyeglass frames to independent optical retailers in the United States (other than California) largely through distributors who sell competing lines of eyeglass frames. Although the Company believes that its distributors currently devote a great deal of time and resources to promoting the Company's products, there can be no assurance that these distributors will continue to do so. The Company does not have written agreements with its domestic distributors except for written understandings not to resell or divert Laura Ashley Eyewear through unauthorized channels of distribution, and not to expand the territories in which they sell the Company's products without the Company's prior consent. Accordingly, the Company's domestic distributors may spend an increased amount of effort and resources marketing competing products, and may terminate their relationships with the Company at any time without penalty. There can be no assurance that the informal nature of the Company's relationships with its domestic distributors will not lead to disagreements between the Company and its distributors or between the distributors themselves, which could have a material adverse impact on the Company's business, operating results and financial condition. See "Business--Distribution."


INTERNATIONAL SALES

  International sales accounted for approximately 9.0%, 8.8% and 7.7% of the Company's net sales in fiscal 1995, fiscal 1996, and fiscal 1997, respectively. These sales were primarily in England, Canada, Australia, New Zealand, France and the Netherlands. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.


QUARTERLY AND SEASONAL FLUCTUATIONS

  The Company's results of operations have fluctuated from quarter to quarter and the Company expects these fluctuations to continue in the future. Historically, the Company's net sales in the quarter ending January 31 (its first quarter) have been lower than net sales in other fiscal quarters. The Company attributes lower net sales in the first fiscal quarter in part to low consumer demand for prescription eyeglasses during the holiday season and year-end inventory adjustments by distributors and independent optical retailers. A factor which may significantly influence results of operations in a particular quarter is the introduction of a brand-name collection, which results in disproportionate levels of selling expenses due to additional advertising, promotions, catalogs and in-store displays. Introduction of a new brand may also generate a temporary increase in sales due to initial stocking by retailers. Other factors which can influence the Company's results of operations include customer demand, the mix of distribution channels through which the eyeglass frames are sold, the mix of eyeglass frames sold, product returns, delays in shipment and general economic conditions. See

PRODUCT RETURNS

  The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. According to the 1996 U.S. Optical Industry Handbook, the existence of this policy in the optical business has led to some companies having return rates as high as 20%. While the Company's product returns for fiscal 1995, fiscal 1996, and fiscal 1997 amounted to 11.6%, 12.1%, and 12.5% of gross sales (sales before returns), respectively, and while the Company maintains reserves for product returns which it considers adequate, the possibility exists that the Company could experience returns at a rate significantly exceeding its historical levels, which could have a material adverse impact on the Company's business, operating results and financial condition.


AVAILABILITY OF VISION CORRECTION ALTERNATIVES

  The Company's future success could depend to a significant extent on the availability and acceptance by the market of vision correction alternatives to prescription eyeglasses, such as contact lenses and refractive (optical) surgery. While the Company does not believe that contact lenses, refractive surgery or other vision correction alternatives materially and adversely impact its business at present, there can be no assurance that technological advances in, or reductions in the cost of, vision correction alternatives will not occur in the future, resulting in their more widespread use. Increased use of vision correction alternatives could result in decreased use of the Company's eyewear products, which would have a material adverse impact on the Company's business, operating results and financial condition.


ACCEPTANCE OF EYEGLASS FRAMES; UNPREDICTABILITY OF DISCRETIONARY CONSUMER
SPENDING

  The Company's success will depend to a significant extent on the market's acceptance of the Company's brand-name eyeglass frames. If the Company is unable to develop new, commercially successful styles to replace revenues from older styles in the later stages of their life cycles, the Company's business, operating results and financial condition could be materially and adversely affected. The Company's future growth will depend in part upon the effectiveness of the Company's marketing and sales efforts as well as the availability and acceptance of other competing eyeglass frames released into the market place at or near the same time, the availability of vision correction alternatives, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted.

  The Company's success also will depend to a significant extent upon a number of factors relating to discretionary consumer spending, including the trend in managed health care to allocate fewer dollars to the purchase of eyeglass frames, and general economic conditions affecting disposable consumer income, such as employment business conditions, interest rates and taxation. Any significant adverse change in general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending generally, and purchasers of prescription eyeglass frames specifically, could have a material adverse effect on the Company's business, operating results and financial condition.


COMPETITION

  The markets for prescription eyewear are intensely competitive. There are thousands of styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A. (operating in the United States through a number of its subsidiaries), Safilo Group S.p.A. (operating in the United States through a number of its subsidiaries) and Marchon Eyewear, Inc. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that are significantly larger than the Company's, and are thus able to realize a higher gross profit margin. At the distributor level, sales representatives often carry many lines of eyewear, and the Company must vie for their attention. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

  The Company competes in its target markets through the quality of the brand names it licenses, its marketing, merchandising and sales promotion programs, the popularity of its frame designs, the reputation of its styles for quality, and its pricing policies. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition. See "Business-- Competition."


DEPENDENCE ON KEY PERSONNEL

  The Company's success has and will continue to depend to a significant extent upon its executive officers, including Bernard Weiss (Chief Executive Officer), Julie Heldman (President), Michael Prince (Chief Financial Officer), Robert Fried (Senior Vice President of Marketing) and Robert Zeichick (Vice President of Advertising and Sales Promotion). The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company has entered into employment agreements with each of Ms. Heldman and Messrs. Weiss, Prince, Fried and Zeichick, all effective as of the closing of the Offering, pursuant to which they have agreed to render services to the Company until October 31, 2000. See "Management--Employment Agreements." The Company maintains and is the sole beneficiary of "key person" life insurance on Ms. Heldman and Messrs. Weiss, Prince, Fried and Zeichick in the amount of $1,500,000 each. In the event of the death of an executive officer, a portion of the proceeds of the applicable policy would be used to pay the Company's obligation under the officer's employment agreement (see "Management-- Employment Agreements with Executive Officers"). There can be no assurance that the remaining proceeds of these policies will be sufficient to offset the loss to the Company due to the death of that executive officer. In addition, the Company's future success will depend in large part upon its ability to attract, retain and motivate personnel with a variety of creative, technical and managerial skills. There can be no assurance that the Company will be able to retain and motivate its personnel or attract additional qualified members to its management staff. The inability to attract and retain the necessary managerial personnel could have a material adverse effect on the Company's business, operating results and financial condition.


MANAGEMENT OF GROWTH

  The Company has grown rapidly in recent years, with net sales increasing from $9.2 million in fiscal 1992 to $33.2 million in fiscal 1997, and the number of employees increasing from 41 at November 1, 1992 to 102 at October 31, 1997. The Company's growth has placed substantial burdens on its management resources, and as a result of its growth, the Company has made additions to its management team. Additionally, the Company plans to expand its operations by introducing Eddie Bauer Eyewear in March 1998. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to sustain its historic rate of revenue growth, continue its profitable operations or manage future growth successfully.


CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company own approximately 54.8% of the Company's outstanding shares. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

NO DIVIDENDS ANTICIPATED

  The Company does not currently intend to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of the Company's business.

POSSIBLE ANTI-TAKEOVER EFFECTS

  The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. Following the Offering, no shares of Preferred Stock of the Company will be outstanding, and the Company has no present intention to issue any shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, which may depress the market value of the Common Stock. In addition, each of the Laura Ashley, Hart Schaffner & Marx, Jean Nate and Eddie Bauer licenses allows the licensor to terminate its license upon certain events which under the license are deemed to result in a change in control of the Company. See "--Substantial Dependence Upon Laura Ashley License." The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SIGNATURE EYEWEAR, INC.


                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page
INDEPENDENT AUDITORS' REPORT                                             28

FINANCIAL STATEMENTS:
   Balance Sheets, October 31, 1997 and 1996 (Exhibit A)                 29

   Statement of Income, Years Ended October 31, 1997, 1996 and
     1995 (Exhibit B)                                                    30

   Statement of Changes in Stockholders' Equity, Years Ended
     October 31, 1997, 1996 and 1995 (Exhibit C)                         31

   Statement of Cash Flows, Years Ended October 31, 1997, 1996
     and 1995 (Exhibit D)                                                32-33

   Notes to the Financial Statements                                     34-43

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Signature Eyewear, Inc.

We have audited the accompanying balance sheets of SIGNATURE EYEWEAR, INC. as of October 31, 1997 and 1996 and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Signature Eyewear, Inc. as of October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

Altschuler, Melvoin and Glasser LLP

Los Angeles, California
January 14, 1998

                                                                       Exhibit A

                            SIGNATURE EYEWEAR, INC.

                                 Balance Sheets
                           October 31, 1997 and 1996

               Assets                                                 1997          1996
                                                                  -----------   -----------
Current Assets:
 Cash and cash equivalents                                        $ 8,133,423   $   214,399
 Accounts receivable, trade (net of allowance for
  doubtful accounts of $60,316 in 1997 and $45,000
  in 1996)                                                          4,013,518     3,849,750
 Inventories                                                        6,827,613     4,635,928
 Deferred tax asset (Note 5)                                          221,000             0
 Prepaid expenses and other current assets                            768,368       288,859
                                                                  -----------   -----------
                                                                   19,963,922     8,988,936
Property and Equipment (net of accumulated depreciation
 and amortization--Note 2)                                          1,079,536     1,040,374
Deposits and Other Assets                                             131,857       263,747
                                                                  -----------   -----------
                                                                  $21,175,315   $10,293,057
                                                                  ===========   ===========
     Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable, trade                                          $ 2,217,923   $ 2,571,945
 Note payable, bank (Note 3)                                                0     3,100,000
 Current portion of long-term debt (Note 4)                            13,743       206,394
 Income taxes payable (Note 5)                                        346,000             0
 Accrued expenses and other current liabilities                     1,281,844     1,328,698
                                                                  -----------   -----------
                                                                    3,859,510     7,207,037
                                                                  -----------   -----------
Long-term Debt (Note 4)                                                 1,211       156,883
Deferred Tax Liability (Note 5)                                         3,000             0
                                                                  -----------   -----------
                                                                        4,211       156,883
                                                                  -----------   -----------
Commitments and Contingencies (Note 6)
Stockholders' Equity (Note 8):
 Preferred stock                                                            0             0
 Common stock (5,268,027 shares issued and
  outstanding at October 31, 1997 and 3,600,527
  shares issued and outstanding at October 31, 1996)                    9,400         7,732
 Paid-in capital                                                   15,190,389       413,029
 Retained earnings                                                  2,111,805     2,508,376
                                                                  -----------   -----------
                                                                   17,311,594     2,929,137
                                                                  -----------   -----------
                                                                  $21,175,315   $10,293,057
                                                                  ===========   ===========

        The accompanying notes are an integral part of this statement.

                                                                       Exhibit B

                            SIGNATURE EYEWEAR, INC.

                              Statement of Income
                  Years Ended October 31, 1997, 1996 and 1995

                                               1997          1996           1995
--------------------------------------------   -----------   ------------   ------------

Net Sales                                      $33,175,733    $28,280,086    $23,570,513
Cost of Sales                                   13,498,250     11,931,299     10,988,106
                                               -----------    -----------    -----------
Gross Profit                                    19,677,483     16,348,787     12,582,407
                                               -----------    -----------    -----------
Operating Expenses:
 Selling                                         9,796,768      8,328,296      6,509,752
 General and administrative                      5,870,460      5,611,874      4,035,432
 Relocation expense                                      0         86,871        235,419
                                               -----------    -----------    -----------
                                                15,667,228     14,027,041     10,780,603
                                               -----------    -----------    -----------
Income from Operations                           4,010,255      2,321,746      1,801,804
                                               -----------    -----------    -----------
Other Income (Expense):
 Interest expense                                 (359,604)      (338,373)      (201,196)
 Sundry income                                      63,152         29,196         35,448
                                               -----------    -----------    -----------
                                                  (296,452)      (309,177)      (165,748)
                                               -----------    -----------    -----------
Income before Income Taxes                       3,713,803      2,012,569      1,636,056
Provision for Income Taxes (Note 5)                128,800            800          1,352
                                               -----------    -----------    -----------
Net Income                                     $ 3,585,003    $ 2,011,769    $ 1,634,704
                                               ===========    ===========    ===========

Pro Forma Income Per Share:
 Income before provision for income taxes      $ 3,713,803
 Income tax provision                            1,374,000
                                               -----------
 Net Income                                    $ 2,339,803
                                               ===========
Net Income Per Common Share                    $      0.61
                                               ===========
Common Shares Outstanding                        3,829,822
                                               ===========

        The accompanying notes are an integral part of this statement.

                                                                       Exhibit C


                            SIGNATURE EYEWEAR, INC.

                  Statement of Changes in Stockholders' Equity
                  Years Ended October 31, 1997, 1996 and 1995

                                            Common Stock
                                         Number
                                        of Shares   Stated     Paid-in      Retained
                                         Issued     Value      Capital      Earnings         Total
                                        ---------   ------   -----------   -----------    -----------
Balance, November 1, 1994               3,492,511   $7,500   $   113,261   $   740,047    $   860,808

Net Income                                      0        0             0     1,634,704      1,634,704

Dividends Paid                                  0        0             0      (550,000)      (550,000)
                                        ---------   ------   -----------   -----------    -----------

Balance, October 31, 1995 (Note 8)      3,492,511    7,500       113,261     1,824,751      1,945,512

Net Income                                      0        0             0     2,011,769      2,011,769

Issuance of Common Stock                  108,016      232       299,768             0        300,000

Dividends Paid                                  0        0             0    (1,328,144)    (1,328,144)
                                        ---------   ------   -----------   -----------    -----------

Balance, October 31, 1996               3,600,527    7,732       413,029     2,508,376      2,929,137

Net Income                                      0        0             0     3,585,003      3,585,003

Issuance of Common Stock                1,667,500    1,668    14,777,360             0     14,779,028

Dividends Paid                                  0        0             0    (3,981,574)    (3,981,574)
                                        ---------   ------   -----------   -----------    -----------

Balance, October 31, 1997               5,268,027   $9,400   $15,190,389   $ 2,111,805    $17,311,594
                                        =========   ======   ===========   ===========    ===========

        The accompanying notes are an integral part of this statement.

                                                                       Exhibit D

                            SIGNATURE EYEWEAR, INC.

                            Statement of Cash Flows
                  Years Ended October 31, 1997, 1996 and 1995

                                                                                     1997           1996          1995
                                                                                 -----------    -----------    -----------
Cash Flows from Operating Activities:
   Net income                                                                    $ 3,585,003    $ 2,011,769    $ 1,634,704
   Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                                                 446,395        249,013        218,956
       Provision for bad debts                                                        15,316         20,972        (26,952)
       Stock compensation                                                                  0        300,000              0
       Loss on abandonment of property and equipment                                       0              0         92,123
       Deferred income taxes                                                        (218,000)             0              0
       Changes in assets--(increase) decrease:
          Accounts receivable, trade                                                (179,084)    (1,125,431)      (851,423)
          Inventories                                                             (2,191,685)    (1,007,977)    (1,134,544)
          Prepaid expenses and other assets                                         (347,619)      (310,439)      (142,549)
       Changes in liabilities--increase (decrease):
          Accounts payable, trade                                                   (354,022)     1,005,926         79,003
          Income taxes payable                                                       346,000              0              0
          Accrued expenses and other current liabilities                             (46,854)       249,931        409,828
                                                                                 -----------    -----------    -----------
   Net cash provided by operating activities                                       1,055,450      1,393,764        279,146
                                                                                 -----------    -----------    -----------
Cash Flows Used in Investing Activities:
   Purchases of property and equipment                                              (485,557)      (655,074)      (464,200)
                                                                                 -----------    -----------    -----------
Cash Flows from Financing Activities:
   Borrowings on note payable, bank                                                8,850,000      9,310,000      9,275,000
   Repayments on note payable, bank                                              (11,950,000)    (7,965,000)    (8,820,000)
   Borrowings on long-term debt                                                      500,000              0        525,000
   Principal payments on long-term debt                                             (848,323)      (207,371)       (66,936)
   Principal payments on notes payable, stockholders                                       0       (362,500)      (437,500)
   Dividends paid                                                                 (3,981,574)    (1,328,144)      (550,000)
   Issuance of common stock                                                       14,779,028              0              0
                                                                                 -----------    -----------    -----------
   Net cash provided by (used in) financing activities                             7,349,131       (553,015)       (74,436)
                                                                                 -----------    -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                               7,919,024        185,675       (259,490)
Cash and Cash Equivalents, Beginning of Year                                         214,399         28,724        288,214
                                                                                 -----------    -----------    -----------
Cash and Cash Equivalents, End of Year                                           $ 8,133,423    $   214,399    $    28,724
                                                                                 ===========    ===========    ===========

                            SIGNATURE EYEWEAR, INC.

                            Statement of Cash Flows
                  Years Ended October 31, 1997, 1996 and 1995

                                                                               1997       1996       1995
                                                                             --------   --------   --------
   Supplementary Disclosures of Cash Flow
    Information:
       Cash paid during the year for:
          Interest                                                           $383,221   $337,575   $193,044
                                                                             ========   ========   ========
          Income taxes                                                       $  1,220   $    800   $  1,352
                                                                             ========   ========   ========
   Supplemental Schedule of Noncash
    Investing and Financing Activities:
       Purchase of equipment financed by
        capital lease obligations                                            $      0   $ 18,623   $      0
                                                                             ========   ========   ========

        The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements

NOTE 1--NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------

Signature Eyewear, Inc. (the "Company") designs, markets and distributes prescription eyeglass frames throughout the United States and internationally. Operations are conducted from leased premises in Inglewood, California.

In September 1997, the Company issued 1,667,500 shares of its common stock (including 67,500 shares upon exercise of an over-allotment option), in its initial public offering (the "IPO"). Proceeds from the offering, net of underwriting discounts and other related expenses totalling $1,895,972, amounted to $14,779,028.

A summary of significant accounting policies is as follows:

   USE OF ESTIMATES--In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   INVENTORIES--Inventories (consisting of finished goods) are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

   REVENUE RECOGNITION--Revenue is recognized when merchandise is shipped. An allowance for estimated product returns is established based upon actual historical return percentages multiplied by current period sales less actual returns.

   DEPRECIATION AND AMORTIZATION--Depreciation and amortization of property and equipment are computed using the straight-line method over the useful economic life of the assets. Depreciation and amortization of property and equipment for tax reporting purposes are computed using various statutory methods as provided in the Internal Revenue Code.

   INCOME TAXES--Through September 15, 1997, the Company had been treated as an S corporation under the Internal Revenue Code, whereby income or loss of the Company was allocated to its stockholders, by inclusion in their respective individual income tax returns. Accordingly, no liability or provision for federal income taxes was reflected in the accompanying financial statements, nor were any deferred taxes provided for temporary differences between tax and financial reporting. Provision for state income taxes had been provided based upon the applicable state income tax rates, net of income tax credits and deductions.

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements

NOTE 1--NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
---------------------------------------------------------------------------

   Effective September 16, 1997, the Company's S corporation status was terminated upon its public offering. As a result of this termination, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred income taxes are provided for temporary differences between financial statement and tax bases of certain assets and liabilities. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax bases of assets and liabilities (Note 5).

   CASH EQUIVALENTS--The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

   FINANCIAL INSTRUMENTS--The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the financial statements.

   IMPAIRMENT OF ASSETS--In November 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption of this Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

   DERIVATIVES--Derivative financial instruments are used by the Company in the management of foreign currency exposure. Gains and losses on contracts which hedge specific foreign currency denominated commitments relating to the purchase of inventory are deferred and recognized in the basis of the transaction when completed. As of October 31, 1997, the Company had no-off balance sheet forward commitments to purchase foreign currency related to the purchase of inventory. As of October 31, 1996, the Company had off-balance sheet forward commitments to purchase Japanese Yen in the amount of $1,459,457 related to the purchase of inventory, all of which matured in less than three months.

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements

NOTE 1--NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
---------------------------------------------------------------------------

   PRO FORMA NET INCOME--The pro forma net income represents the results of operations adjusted to reflect a provision for income tax on historical income before provision for income taxes, which gives effect to the change in the Company's income tax status to a C corporation subsequent to the IPO.
   The difference between the pro forma income tax rates utilized and federal statutory rate of 34% relates primarily to state income taxes (approximately 6%, net of federal tax benefit).

   PRO FORMA NET INCOME PER SHARE--Historical net income per common share is not presented because it is not indicative of the ongoing entity. Pro forma net income per common share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period.

   EARNINGS PER SHARE--Statement of Financial Accounting Standards No. 128 is effective for financial statements issued for the periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. The Company intends to adopt Statement 128 during the first quarter of fiscal year 1998. The Company has not determined the effect of adopting this Statement.

   REPORTING COMPREHENSIVE INCOME--Statement of Financial Accounting Standards No. 130 is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined when it will adopt the Statement. However, adoption of the Statement is not expected to have a significant impact because the Company currently does not have any items of other comprehensive income in its financial statements.

   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION-- Statement of Financial Accounting Standards No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Statement establishes standards for the way that companies report information about operating segments in interim financial reports issued to shareholders. The Company has not determined when this Statement will be adopted. Adoption of Statement No. 131 is not expected to have a significant impact on the Company because the Company currently operates in only one industry segment.

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements

NOTE 2--PROPERTY AND EQUIPMENT
------------------------------

Property and equipment (stated at cost) as of October 31, 1997 and 1996 consisted of the following:

                                                            Periods of
                                                           Depreciation          1997         1996
                                                           -------------   ----------   ----------
   Office furniture and fixtures                                 7 years   $  430,742   $  372,368
   Computer equipment                                       3 to 7 years      717,729      574,510
   Software                                                      3 years      572,195      317,536
   Vehicles                                                      7 years      153,141      153,141
   Leasehold improvements                                  Term of lease      191,346      164,685
   Machinery and equipment held under
    capitalized leases                                           5 years      140,438      137,857
                                                                           ----------   ----------
                                                                            2,205,591    1,720,097
   Less accumulated depreciation and amortization
    (including amortization on capitalized
    leases of $112,949 in 1997 and $94,693 in 1996)                         1,126,055      679,723
                                                                           ----------   ----------
   Net book value                                                          $1,079,536   $1,040,374
                                                                           ==========   ==========

Provision for depreciation and amortization charged to operations for the years ended October 31, 1997, 1996, and 1995 amounted to $446,395, $232,784 and
$154,042, respectively (including capitalized lease amortization of $18,256, $26,587 and $17,484, respectively).

NOTE 3--NOTE PAYABLE, BANK
--------------------------

At October 31, 1997, the Company had available, pursuant to a revolving Credit Agreement (which expires in March 2000) (the "Credit Agreement") with its commercial bank (the "Bank"), the use of letters of credit, banker's acceptances and loans in the aggregate amount of $5,000,000. At the Company's option, interest under the Credit Agreement may be based on the London Interbank Offered Rate ("LIBOR"), plus 2.0% or at the Bank's prime rate. At October 31, 1997, the Company had no outstanding borrowings under the Credit Agreement. At October 31, 1996, the Company had outstanding borrowings under a prior credit agreement with the Bank of $3,100,000, consisting of $2,500,000 under the LIBOR option (interest rates ranged from 8.125% to 8.378%) and $600,000 under the prime rate option (interest at 9.00%). The weighted average interest rate was 8.23% for the year ended October 31, 1996.

The Credit Agreement contains various covenants including requirements for the maintenance of minimum tangible net worth (as defined) and certain financial ratios. The Company was in compliance with these covenants at October 31, 1997.

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements

NOTE 4--LONG-TERM DEBT
----------------------

Long-term debt at October 31, 1997 and 1996 consisted of the following:

                                                                          1997       1996
                                                                        --------   --------
Note payable, bank (secured by substantially all the
 assets of the Company, payable in monthly
 installments of $11,111, plus interest at 9.75% per annum )            $      0   $233,333
Note payable, bank (secured by certain vehicles,
 payable in monthly installments of $3,472, plus
 interest at 8.75% per annum)                                                  0     83,334
Liability for transportation equipment under a
 purchase agreement (interest at 8.9%)                                     6,941     13,306
Liability for machinery and equipment under various
 capitalized lease agreements (interest rates ranging
 from approximately 12% to 21%)                                            8,013     33,304
                                                                        --------   --------
                                                                          14,954    363,277
Less current portion                                                      13,743    206,394
                                                                        --------   --------
Long-term portion                                                       $  1,211   $156,883
                                                                        ========   ========

The long-term portion as of October 31, 1997 of the aforementioned long-term debt is payable in fiscal 1999.

NOTE 5--INCOME TAXES
--------------------

Through the period ended September 15, 1997 and for the years ended October 31, 1996 and 1995, the Company had been treated as an S corporation under the Internal Revenue Code and therefore no provisions for income taxes were reflected for the Company in the financial statements for such periods (see Note
1).

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements

NOTE 5--INCOME TAXES, CONTINUED
-------------------------------

Income tax expense (benefit) consisted of the following:

                                                1997       1996     1995
                                             ----------    -----   ------
 Current:
  Federal                                     $ 270,970    $   0   $    0
  State                                          75,830      800    1,352
 Deferred                                       (48,000)       0        0
 Deferred taxes relating to change
  in tax status                                (170,000)       0        0
                                              ---------    -----   ------
                                              $ 128,800    $ 800   $1,352
                                              =========    =====   ======

At October 31, 1997, the Company's net deferred tax asset and liability consisted of the following:

 Current:
  Deferred tax assets:
   Allowance for doubtful accounts                                   $ 26,000
   Capitalization of inventory costs                                  157,000
   State deferred tax liabilities                                      38,000
                                                                     --------
 Net current deferred tax asset                                      $221,000
                                                                     ========

 Long-term:
  Deferred tax liability--excess depreciation
   taken for income tax reporting purposes                           $ 20,000
  Deferred tax asset--state deferred tax liabilities                   17,000
                                                                     --------
 Net long-term deferred tax liability                                $  3,000
                                                                     ========

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

Computed income tax expense at federal statutory rate             $ 1,263,000
Increase (reduction) resulting from:
 State income taxes                                                    75,000
 Effect of S corporation earnings not taxed                        (1,022,000)
 Deferred taxes relating to change in tax status                     (170,000)
 All other                                                            (17,200)
                                                                  -----------
                                                                  $   128,800
                                                                  ===========

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements

NOTE 6--COMMITMENTS
-------------------

OPERATING LEASES--The Company maintains its offices and warehouse in leased facilities in Inglewood, California, under an operating lease which expires on May 31, 2005. The lease agreement provides for minimum monthly rental payments ranging from $23,000 presently and increasing to $29,000 for the last five years of the lease. The Company is also responsible for the payment of (i) common area operating expenses (as defined), (ii) utilities, and (iii) insurance. The security deposit on the lease includes a $70,000 irrevocable standby letter of credit in favor of the lessor. The lease agreement provides for an option to extend the term of the lease for five additional years.

Future minimum lease payments (excluding common area operating expenses, property taxes, utilities and insurance) under the lease at October 31, 1997 are as follows:

        October 31,              Amount
       -------------           ----------
            1998               $  281,000
            1999                  293,000
            2000                  320,000
            2001                  348,000
            2002                  348,000
         Thereafter               899,000
                               ----------
                               $2,489,000
                               ==========

Total rent expense for the years ended October 31, 1997, 1996 and 1995 amounted to $289,198, $254,091 and $201,333, respectively.

LICENSE AGREEMENTS--The Company has a license agreement with Laura Ashley Manufacturing, B.V., which grants the Company certain rights to use "Laura Ashley" trademarks in connection with the distribution, marketing and sale of Laura Ashley eyewear products. The license period extends through January 31, 2001, with automatic one-year renewals thereafter through at least 2006, provided that specified minimum sales are achieved.

The Company has a license agreement with Revlon Consumer Products Corporation, which grants the Company certain rights to use "Jean Nate" trademarks in connection with the distribution, marketing and sale of Jean Nate eyewear products. The license period extends through September 30, 1998, with automatic renewal terms through 2005 (as defined) thereafter, provided that the Company is in compliance in all material respects with the license agreement and specified minimum sales are achieved.

The Company has a license agreement with Hart Schaffner & Marx, which grants the Company certain rights to use "Hart Schaffner & Marx" trademarks in connection with the distribution, marketing and sale of Hart Schaffner & Marx eyewear products. The license period extends through June 30, 1999, with automatic three year renewal terms (as defined) thereafter, provided that specified minimum sales are achieved and the Company is not in default under the license agreement.

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements

NOTE 6--COMMITMENTS, CONTINUED
------------------------------

The Company has a license agreement with Eddie Bauer, Inc., which grants the Company certain rights to use "Eddie Bauer" trademarks in connection with the distribution, marketing and sale of Eddie Bauer eyewear products. The license period extends through December 31, 2002, with two automatic three year renewal terms (as defined) thereafter, provided that specified minimum sales are achieved and the Company is not in material default under the license agreement.

Total minimum royalties under all of the Company's license agreements are as follows:

        October 31,              Amount
       -------------           ----------
            1998               $1,133,750
            1999                1,261,250
            2000                1,388,750
            2001                  870,000
            2002                  675,000
         Thereafter               112,500
                               ----------
                               $5,441,250
                               ==========

Total royalty expense charged to operations for the years ended October 31, 1997, 1996 and 1995 amounted to $1,732,873, $1,459,559 and $1,171,091, respectively.

EMPLOYMENT AGREEMENTS--In connection with the IPO, key executive officers each entered into an employment agreement with the Company. Pursuant to those agreements, these officers have agreed to render services until October 31, 2000, and will be entitled to salaries, as specified, during the term of their contracts, subject to increases from time to time as approved by the Board of Directors or Compensation Committee. The aggregate commitment for future salaries at October 31, 1997, excluding bonuses, was approximately $2,670,000.

NOTE 7--STOCK WARRANTS AND OPTIONS
----------------------------------

In connection with the IPO, in September 1997 the Company sold to Fechtor, Detwiler & Co., Inc. and Van Kasper Company, the managing underwriters of the offering (the "Underwriters"), warrants to purchase 180,000 shares of common stock for $12 per share. The warrants are exercisable during the period September 16, 1998 through September 16, 2002.

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements

NOTE 7--STOCK WARRANTS AND OPTIONS, CONTINUED
---------------------------------------------

The Company adopted a Stock Plan (the "Plan") in May 1997. Pursuant to the Plan, a maximum of 600,000 shares of common stock may be issued from time to time to directors, officers, employees and consultants pursuant to awards such as stock options and restricted stock sales. The Plan terminates in 2007. On September 11, 1997, the Company granted 10-year options under the Plan to purchase an aggregate of 454,250 shares of common stock for $10 per share. The options cannot be exercised before April 1, 1998. No compensation expense is required to be recorded over the respective service periods required of the optionees, because the exercise price was not less than the fair market value of the common stock on the date of grant.

The Company has adopted only the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation" and will account for its stock options in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees". Because the Company's common stock has been publicly traded only since September 11, 1997, management has no historical experience with respect to the expected life of stock options or the expected volatility of the Company's common stock price and, therefore, is unable to determine the fair value of the Company's stock options using option pricing methods. Accordingly, the Company is unable to determine the pro forma disclosures required by SFAS 123.

NOTE 8--STOCKHOLDERS' EQUITY
----------------------------

In July 1995, the Company's Articles of Incorporation were amended to increase the total number of authorized shares of common stock, par value $.001 per share, to 30,000,000, and to authorize the issuance of up to 5,000,000 shares of preferred stock, par value $.001 per share, and to effect an 800 to 1 split of the Company's common stock. In June 1997, a 3.175 to 1 split of the Company's common stock was effected. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock splits.

The Board of Directors has the authority to issue the authorized and unissued preferred stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without stockholder approval. No shares of the preferred stock were issued as of October 31, 1997.

NOTE 9--RELATED PARTY TRANSACTIONS
----------------------------------

PURCHASES FROM RELATED PARTY--Two executive officers of the Company are officers, directors and significant shareholders of Brandmark, Inc., a corporation which had a license from Laura Ashley to produce timepieces bearing the Laura Ashley trademark. In fiscal 1997 and 1996, the Company purchased from Brandmark, Inc. an aggregate of $516,575 and $362,000, respectively, of timepieces bearing the Laura Ashley trademark, which amounts are included in selling expenses for those years. In December 1997, Brandmark, Inc. ceased to have a license to produce timepieces bearing the Laura Ashley trademark.

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements

NOTE 9--RELATED PARTY TRANSACTIONS, CONTINUED
---------------------------------------------

LIMITED PARTNERSHIP INVESTMENT--In January 1995, the Company purchased from The Weiss Family Trust a limited partnership interest in a California limited partnership which owns the premises formerly used by the Company as its principal executive offices. Bernard Weiss and Julie Heldman, the Chief Executive Officer and President, respectively, and Co-Chairmen of the Board of the Company, are trustees of The Weiss Family Trust. The Company paid $75,000 for the limited partnership interest, an amount equal to the purchase price originally paid by The Weiss Family Trust. The investment is included in the Deposits and Other Assets balance at October 31, 1997 and 1996.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and executive officers of the Registrant will appear in the proxy statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

  Information regarding executive compensation will appear in the proxy statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions will appear in the proxy statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.



                                    PART IV



ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Documents Filed As Part of Report:

              1.  Financial Statements:

                  Independent Auditor's Report;

                  Balance Sheets at October 31, 1996 and 1997;

                  Statement of Income for the years ended October 31, 1995, 1996 and 1997;

                  Statement of Changes in Stockholders' Equity for the years ended October 31, 1995, 1996 and 1997; and

                  Statement of Cash Flows for the years ended October 31, 1995, 1996 and 1997.

              2.  Financial Statement Schedules:

                  II - Valuation and Qualifying Accounts

              3.  Exhibits:

                  See attached Exhibit List.


         (b)  Reports on Form 8-K:

              Report on Form 8-K dated October 7, 1997 reporting under Item 5 thereof Registrant's press release dated October 7, 1997 disclosing third quarter results of operations.

                                   SIGNATURES


  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LOS ANGELES, STATE OF CALIFORNIA, ON JANUARY 23, 1998.


                          Signature Eyewear, Inc.



                          By:           /s/ Julie Heldman
                              ---------------------------------------
                                          JULIE HELDMAN,

                               CO-CHAIRMAN OF THE BOARD AND PRESIDENT


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES STATED.

         SIGNATURE                      TITLE                          DATE
         ---------                      -----                          ----
     /S/ BERNARD WEISS           Co-Chairman of the Board        January 23, 1998
----------------------------       and Chief Executive
         BERNARD WEISS             Officer



     /S/ JULIE HELDMAN           Co-Chairman of the Board        January 23, 1998
----------------------------       and President
         JULIE HELDMAN



     /S/ MICHAEL PRINCE          Chief Financial Officer and     January 23, 1998
----------------------------       Director (Principal
       MICHAEL PRINCE              Financial and Accounting
                                   Officer)



     /S/ DANIEL WARREN           Director                        January 24, 1998
----------------------------
         DANIEL WARREN



   /S/ MAURICE BUCHSBAUM         Director                        January 26, 1998
----------------------------
      MAURICE BUCHSBAUM

                                 EXHIBIT INDEX
                                 -------------

 EXHIBIT
 NUMBER                                     EXHIBIT DESCRIPTION
 ------                                     -------------------
3.1          Restated Articles of Incorporation of Registrant. (1)

3.2          Amended and Restated Bylaws of Registrant. (1)

4.1          Specimen Stock Certificate of Common Stock of Registrant. (1)

10.1         1997 Stock Plan. (1)

10.2         Form of Registrant's Stock Option Agreement (Non-Statutory Stock Option). (1)

10.3         Form of Indemnification Agreement for Directors and Officers. (1)

10.4         Tax Indemnification Agreement among Registrant and the Existing Shareholders. (1)

10.5         License Agreement, dated May 28, 1991, between Laura Ashley Manufacturing B.V. and Registrant, as amended. (1)+

10.6         Lease Agreement, dated March 23, 1995, between the Registrant and Roxbury Property Management, and Guaranty of Lease, dated March 23, 1995, between Julie Heldman and Bernard Weiss and
             Roxbury Property Management. (1)

10.7         Credit Agreement, dated as of October 27, 1997, between Registrant and City National Bank.

10.8         Employment Agreement between the Registrant and Bernard Weiss.   (1)

10.9         Employment Agreement between the Registrant and Julie Heldman.   (1)

10.10        Employment Agreement between the Registrant and Michael Prince.   (1)

10.11        Employment Agreement between the Registrant and Robert Fried.   (1)

10.12        Employment Agreement between the Registrant and Robert Zeichick. (1)

10.13        License Agreement, dated January 12, 1996, between Hart Schaffner & Marx and the Registrant. (1) +

10.14        License Agreement, dated June 2, 1995, between Revlon Consumer Products Corporation and the
             Registrant, as amended. (1)+

10.15        License Agreement, dated June 24, 1997, between Eddie Bauer, Inc. and the Registrant. (1) +

10.16        Form of Representatives' Warrant (1)

27.1         Financial Data Schedule.

99.1         Schedule II--Valuation and Qualifying Accounts.

__________

+ Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933.

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.