Form 10-Q
period 1998-01-31
SIGNATURE EYEWEAR INC
filed 1998-03-17
CIK 1036292

=====================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended January 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the transition period from ________________ to ____________________.


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

                              Yes   X        No
                                  ------        ------
     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,268,027 shares issued and outstanding as of March 16, 1998.

     =====================================================================

                            SIGNATURE EYEWEAR, INC.
                              INDEX TO FORM 10-Q


PART I    FINANCIAL INFORMATION                                       PAGE
                                                                      ----
Item 1.   Financial Statements:

          Balance Sheets as of January 31, 1998 (unaudited) and
          October 31, 1997. . . . . . . . . . . . . . . . . . . . . . . 3

          Statement of Income (unaudited) for the Three Months Ended
          January 31, 1998 and 1997. . . . . . . . . . . . . . . . . . .4

          Statement of Cash Flows (unaudited) for the Three
          Months Ended January 31, 1998 and 1997 . . . . . . . . . . . .5

          Notes to Financial Statements. . . . . . . . . . . . . . . . .6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .8

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . .15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .15

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            SIGNATURE EYEWEAR, INC.

                                Balance Sheets


     Assets                                      January 31,     October 31
                                                    1998            1997
                                                 -----------     ----------
                                                 (Unaudited)
Current Assets:
 Cash and cash equivalents                        $6,607,688     $8,133,423
 Accounts receivable, trade                        4,059,744      4,013,518
 Inventories                                       7,647,900      6,827,613
 Deferred tax asset                                  253,000        221,000
 Prepaid expenses and other current assets           950,223        768,368
                                                 -----------    -----------
                                                  19,518,555     19,963,922
                                                 -----------    -----------
Property and Equipment (net of accumulated
   depreciation and amortization)                    985,016      1,079,536
                                                 -----------    -----------

Other Assets:
 Deposits and other                                  131,857        131,857
 Deferred tax asset                                   15,000              0
                                                 -----------    -----------
                                                     146,857        131,857
                                                 -----------    -----------
                                                 $20,650,428    $21,175,315
                                                 ===========    ===========
     Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable, trade                          $1,956,707     $2,217,923
 Current portion of long-term debt                    11,660         13,743
 Income taxes payable                                299,164        346,000
 Accrued expenses and other current liabilities      679,862      1,281,844
                                                 -----------    -----------
                                                   2,947,393      3,859,510
                                                 -----------    -----------
Long-term Debt                                             0          1,211
Deferred Tax Liability                                     0          3,000
                                                 -----------    -----------
                                                           0          4,211
                                                 -----------    -----------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock (authorized 5,000,000 shares,
   $.001 par value, none issued or outstanding)            0              0
 Common stock (authorized 30,000,000 shares,
   $.001 par value, 5,268,027 shares issued
   and outstanding)                                    9,400          9,400
 Paid-in capital                                  15,190,389     15,190,389
 Retained earnings                                 2,503,246      2,111,805

                                                 -----------    -----------
                                                  17,703,035     17,311,594
                                                 -----------    -----------
                                                 $20,650,428    $21,175,315
                                                 ===========    ===========

        The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                              Statement of Income
                                  (Unaudited)

                                                     Three Months Ended
                                                         January 31,
                                                 --------------------------
                                                     1998           1997
                                                 -----------    -----------
Net Sales                                         $6,722,486     $6,801,860
Cost of Sales                                      2,751,206      2,888,464
                                                 -----------    -----------
Gross Profit                                       3,971,280      3,913,396
                                                 -----------    -----------
Operating Expenses:
 Selling                                           1,919,560      2,019,547
 General and administrative                        1,511,417      1,363,060
                                                 -----------    -----------
                                                   3,430,977      3,382,607
                                                 -----------    -----------
Income from Operations                               540,303        530,789
                                                 -----------    -----------
Other Income (Expense):
 Interest income (expense), net                      107,963       (87,405)
 Sundry income                                         6,339          6,483
                                                 -----------    -----------
                                                     114,302       (80,922)
                                                 -----------    -----------
Income before Income Taxes                           654,605        449,867

Provision for Income Taxes                           263,164            800
                                                 -----------    -----------
Net Income                                          $391,441       $449,067
                                                 ===========    ===========
Earnings Per Share, Basic and Diluted:
 Earnings per common share                             $0.07
                                                 ===========
 Weighted average number of common shares
 outstanding                                       5,268,027
                                                 ===========
Pro Forma Earnings Per Share:
 Income before provision for income taxes                          $449,867
 Income tax provision                                               166,451
                                                                -----------
 Net income                                                        $283,416
                                                                ===========
 Basic and diluted earnings per
   common share                                                       $0.08
                                                                ===========
 Weighted average number of
   common shares outstanding                                      3,600,527
                                                                ===========


        The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                            Statement of Cash Flows
                                  (Unaudited)

                                                     Three Months Ended
                                                         January 31,
                                                 --------------------------
                                                     1998           1997
                                                 -----------    -----------
Cash Flows from Operating Activities:
 Net income                                         $391,441       $449,067
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                   120,976         99,570
     Provision for bad debts                           2,500          5,000
     Deferred income taxes                          (50,000)              0
     Changes in assets - (increase) decrease:
       Accounts receivable, trade                   (48,726)      (214,854)
       Inventories                                 (820,287)       (49,660)
       Prepaid expenses and other assets           (181,855)       (67,341)
     Changes in liabilities - increase (decrease):
       Accounts payable, trade                     (261,216)       (17,632)
       Income taxes payable                         (46,836)              0
       Accrued expenses and other current
       liabilities                                 (601,982)      (566,655)
                                                 -----------    -----------
 Net cash used in operating activities           (1,495,985)      (362,505)
                                                 -----------    -----------
Cash Flows Used in Investing Activities:
 Purchases of property and equipment                (26,456)      (201,507)
                                                 -----------    -----------
Cash Flows from Financing Activities:
 Net borrowings on note payable, bank                      0      (660,000)
 Borrowings on long-term debt                              0        500,000
 Principal payments on long-term debt                (3,294)       (52,003)
 Dividends paid                                            0      (750,000)
                                                 -----------    -----------
 Net cash provided by (used in) financing
   activities                                        (3,294)        357,997
                                                 -----------    -----------
Net Decrease in Cash and Cash Equivalents        (1,525,735)      (206,015)
Cash and Cash Equivalents, Beginning of Period     8,133,423        214,399
                                                 -----------    -----------
Cash and Cash Equivalents, End of Period          $6,607,688         $8,384
                                                 ===========    ===========
 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                             $0        $78,742
                                                 ===========    ===========
     Income taxes                                   $360,722           $800
                                                 ===========    ===========

        The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements
                                  (Unaudited)



NOTE 1--UNAUDITED INTERIM FINANCIAL STATEMENTS
----------------------------------------------

Interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted.

In the opinion of the management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for those interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

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

NOTE 2--BASIS OF PRESENTATION
-----------------------------

A summary of significant accounting policies is as follows:

     INCOME TAXES--The Company's effective income tax rate at January 31, 1998 varies from the federal statutory tax rate of 34% principally due to state income taxes.

     PRO FORMA NET INCOME--The pro forma net income for 1997 represents the results of operations adjusted to reflect a provision for income tax on historical income before provision for income taxes, which gives effect to the change in the Company's income tax status to a C corporation subsequent to the public sale of its common stock. The difference between the pro forma income tax rates utilized and federal statutory rate of 34% relates primarily to state income taxes (approximately 6%, net of federal tax benefit).

     PRO FORMA EARNINGS PER SHARE--Pro forma basic and diluted earnings per common share for 1997 has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period. No warrants or options were outstanding at January 31, 1997.

                            SIGNATURE EYEWEAR, INC.

                       Notes to the Financial Statements
                                  (Unaudited)


NOTE 2--BASIS OF PRESENTATION
-----------------------------

     Earnings Per Share--The Company has adopted Statement of Financial Accounting Standards No. 128 as of January 31, 1998. This Statement establishes standards for computing and presenting earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share is calculated as follows:


                                    For the Quarter Ended January 31, 1998
                                   ---------------------------------------
                                    Net Income      Shares       Per-Share
                                   (Numerator)   (Denominator)     Amount
                                   -----------   -------------   ---------
Basic and diluted EPS income
 available to common stockholders     $391,441       5,268,027       $0.07
                                      ========       =========       =====


For the quarter ended January 31, 1998, there was no difference between basic and diluted EPS. Warrants and options to purchase 180,000 shares and 447,500 shares of common stock at $12 and $10 per share, respectively, were outstanding during the quarter. They were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common stock during the quarter ended January 31, 1998.

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

     The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" below as well as those discussed elsewhere in this Form 10-Q. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's cash flows and working capital requirements.

EFFECT OF CHANGE IN FORM FROM AN S CORPORATION TO A C CORPORATION

    In September 1997, the Company completed its initial public offering (the "Offering"). As part of the Offering, the Company was required to change in form from an S corporation to a C corporation, which has increased the level of federal and state income taxes. As such, the change in form has affected the net income and the cash flows of the Company.

    As an S corporation, the Company's income, whether or not distributed, was taxed at the shareholder level for federal and state income tax purposes. In addition, for California franchise tax purposes, S corporations were taxed at 2.5% of taxable income through 1993 and 1.5% of taxable income in 1994, 1995 and 1996, less income tax credits under the Los Angeles Revitalization Zone Act. Currently, the highest tax rates applicable to Signature are 34% for federal and 8.84% for California. The pro forma provision for income taxes in the statement of income shows results as if the Company had always been a C corporation and had adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

RESULTS OF OPERATIONS

    The following table sets forth, for the indicated periods, selected statement of income data shown as a percentage of net sales. Pro forma operating results for the quarter ended January 31, 1997 (the "1997 first quarter") reflect adjustments to the historical operating results for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

                                          Three Months Ended January 31,
                                          ------------------------------
                                                 1997          1998
                                               --------      --------
Net sales                                        100.0%        100.0%
Cost of sales                                      42.5          40.9
                                               --------      --------
Gross profit                                       57.5          59.1
                                               --------      --------
Operating expenses:
 Selling                                           29.7          28.6
 General and administrative                        20.0          22.5
                                               --------      --------
    Total operating expenses                       49.7          51.1
                                               --------      --------
Income from operations                              7.8           8.0
                                               --------      --------
Other income (expense), net                       (1.2)           1.7
                                               --------      --------
Income before provision for income taxes            6.6           9.7
Provision for income taxes*                         2.4           3.9
                                               --------      --------
Pro forma net income                               4.2%
                                               ========
Net income                                                       5.8%
                                                             ========
*Pro forma for the 1997 first quarter.



    NET SALES. Net sales were $6,722,000 for the quarter ended January 31, 1998 (the "1998 first quarter"), a decrease of 1.2% compared to the net sales of $6,802,000 for the 1997 first quarter. This reduction in net sales for the 1998 first quarter was due principally to a decrease of $473,000 in sales of Laura Ashley Eyewear, which was offset in part by an increase in net sales of Hart Schaffner & Marx Eyewear, Optical Surplus, and Jean Nate Eyewear of $383,000. The decline in sales of Laura Ashley Eyewear was principally due to weaker than normal demand in the 1998 first quarter. The Company's first fiscal quarter, which coincides with the holiday shopping season, has been its slowest sales quarter in each fiscal year.

    GROSS PROFIT. Gross profit increased from $3,913,000 in the 1997 first quarter to $3,971,000 for the 1998 first quarter. This increase was due to the improvement in the gross profit margin from 57.5% in the 1997 first quarter to 59.1% for the corresponding period in fiscal 1998. This increase was due to higher average selling prices for frames, lower average frame costs, favorable currency fluctuations, vendor cash discounts, and reductions in import duties and tariffs.

    OPERATING EXPENSES. Operating expenses increased from $3,383,000 in the 1997 first quarter to $3,431,000 in the 1998 first quarter. Operating expenses for the 1998 first quarter included a $100,000 decrease in selling expenses and a $148,000 increase in general and administrative expenses. General and administrative expenses for the 1998 first quarter increased principally as a result of a $90,000 increase in executive and management compensation expense. Selling expenses decreased from 29.7% of net sales for the 1997 first quarter to 28.6% of net sales for the 1998 first quarter, due to the timing of marketing programs.

    OTHER EXPENSE, NET. Other income in the 1998 first quarter was $114,000, and other expense in the 1997 first quarter was $81,000. This $195,000 increase in other income was due to a decrease in interest expense, as the Company repaid its bank financing with the proceeds of the Offering, and an increase in interest income, as a result of the investment of a portion of the proceeds of the Offering.

    PRO FORMA PROVISION FOR INCOME TAXES; PROVISION FOR INCOME TAXES. On a pro forma basis, income taxes would have been $166,000 for the 1997 first quarter. For the 1998 first quarter, the Company's income tax provision was $263,000.

    PRO FORMA NET INCOME; NET INCOME. Pro forma net income was $283,000 in the 1997 first quarter, and net income was $391,000 in the 1998 first quarter, due to the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES.

    At January 31, 1998, the Company had $6,608,000 in cash and cash equivalents which was invested in money market funds bearing interest at 4.9%.

    The Company entered into a credit agreement with its commercial bank (the "Credit Agreement") in October 1997. Under the Credit Agreement, the bank has agreed to provide to the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate plus 2%, or at the bank's prime rate. At January 31, 1998, no amounts were due to the bank under the Credit Agreement.

    As a result of the Company's treatment as an S corporation for federal and state income tax purposes, the Company historically provided its shareholders, through dividends, with funds for the payment of income taxes on the earnings of the Company which were included in the taxable income of the shareholders. In addition, the Company paid dividends to shareholders to provide them with a return on their investment. The Company paid dividends of $750,000 for the 1997 first quarter and paid no dividends in the 1998 first quarter. The Company does not currently intend to pay dividends on its Common Stock and plans to follow a policy of retaining earnings to finance the growth of its business.

    Of the Company's accounts payable at January 31, 1998, $441,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments at January 31, 1998.

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

    SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY LICENSE. Net sales of Laura Ashley Eyewear accounted for 77.8%, 74.6% and 72.5% of the Company's net sales in fiscal 1995, fiscal 1996, fiscal 1997, respectively. The Company manufactures Laura Ashley Eyewear through an exclusive license with Laura Ashley entered into in 1991. The Laura Ashley license terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. Laura Ashley may terminate the license before its term expires if (i) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given, (ii) the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable,
(iii) the Company fails to propose a selection of styles of eyewear which Laura Ashley in exercising good faith is willing to approve for manufacture and distribution, (iv) the Company fails to have net sales of Laura Ashley Eyewear sufficient to generate minimum royalties in each of any two years, (v) the Company is unable to pay its debts in the ordinary course of business or enters into liquidation, becomes bankrupt or insolvent, or is placed in the control of a receiver or trustee, or (vi) the Company in any year fails to spend a specified percentage of net sales of Laura Ashley Eyewear on advertising and promotion. For purposes of renewal and early termination of the license agreement, the Company must generate total Laura Ashley Eyewear minimum net sales of $9,000,000, $10,000,000 and $11,000,000 for the contract years ending January 31, 1998, 1999 and 2000, respectively. The Company has substantially exceeded its minimum net sales requirements each year under the license agreement. The termination of the Laura Ashley Eyewear license would have a material adverse effect on the Company's business, operating results and financial condition.

    APPROVAL REQUIREMENTS OF BRAND-NAME LICENSORS. The Company's business is predominantly based on its brand-name licensing relationships. In addition to its licensing relationship with Laura Ashley, the Company licenses the right to use proprietary marks from Hart Schaffner & Marx, Revlon for its Jean Nate brand name, and Eddie Bauer. Each of the Laura Ashley, Hart Schaffner & Marx, Jean Nate and Eddie Bauer licenses requires mutual agreement of the parties for significant matters. Each of these licensors has final approval over all eyeglass frames and other products bearing the licensor's proprietary marks, and the frames must meet the licensor's general design specifications and quality standards. Consequently, each licensor may, in the exercise of its approval rights, delay the distribution of eyeglass frames bearing its proprietary marks. The Company expects that each future license it obtains will contain similar approval provisions. Accordingly, there can be no assurance that the Company will be able to continue to maintain good relationships with each licensor, or that the Company will not be subject to delays resulting from disagreements with, or an inability to obtain approvals from, its licensors. These delays could materially and adversely affect the Company's business, operating results and financial condition.

    LIMITATIONS ON ABILITY TO DISTRIBUTE OTHER BRAND-NAME EYEGLASS FRAMES.
Each of the Company's licenses limits the Company's right to market and sell products with competing brand names. The Laura Ashley license prohibits the Company from selling any range of designer eyewear that is similar to Laura Ashley Eyewear in price and any of style, market position and market segment. The Hart Schaffner & Marx license prohibits the Company from marketing and selling another men's brand of eyeglass frames under a well-known fashion name with a wholesale price in excess of $40. The Jean Nate license prohibits the Company from manufacturing and selling eyeglass frames under any brand name primarily known as a cosmetic, toiletry, fragrance or haircare trademark or brand name. The Eddie Bauer license prohibits the Company from entering into license agreements with companies which Eddie Bauer believes are its direct competitors. The Company expects that each future license it obtains will contain some limitations on competition within market segments. The Company's growth, therefore, will be limited to capitalizing on its existing licenses in the prescription eyeglass market, introducing eyeglass frames in other segments of the prescription eyeglass market, and manufacturing and distributing products other than prescription eyeglass frames such as sunglasses. In addition, there can be no assurance that disagreements will not arise between the Company and its licensors regarding whether certain brand-name lines would be prohibited by their respective license agreements. Disagreements with licensors may adversely affect sales of the Company's existing eyeglass frames or prevent the Company from introducing new eyewear products in market segments the Company believes are not being served by its existing products.

    DEPENDENCE UPON CONTRACT MANUFACTURERS; FOREIGN TRADE REGULATION. The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States, principally in Japan, Hong Kong/China, France and Italy. The manufacture of high quality metal frames is a labor-intensive process which can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. These long lead times increase the risk of overstocking, if the Company overestimates the demand for a new style, or understocking, which can result in lost sales if the Company underestimates demand for a new style. While a number of contract manufacturers exist throughout the world, there can be no assurance that an interruption in the manufacture of the Company's eyeglass frames will not occur. An interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company to miss delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

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

    In fiscal 1996 and fiscal 1997, approximately 39.9% and 45.8%, respectively, of the Company's eyeglass frames were manufactured by companies in Japan, and approximately 40.0% and 36.6%, respectively, of the Company's eyeglass frames were, manufactured by companies headquartered in Hong Kong that
have manufacturing facilities in China.   Recent economic developments have
resulted in a stronger U.S. dollar and instability in the Asian-Pacific
economies and financial markets.   These economic developments have resulted in
improved profit margins for the Company, as its cost of goods has decreased for
frames purchased in foreign currencies.   There can be no assurance, however,
that the Asian-Pacific economic instability will not result in an adverse future impact on the business operations of some of the Company's contract manufacturers, which could force the Company to move the manufacture of some
styles to other factories.   The resulting disruption to the Company's business
could have a material adverse effect on the Company's business, operating results and financial condition.

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

    SUCCESSFUL LAUNCH OF EDDIE BAUER EYEWEAR. Certain members of the Company's management and of its design and marketing teams have and will continue to devote considerable time towards introducing the Eddie Bauer Eyewear line. There can be no assurance that the Company will be able to introduce Eddie Bauer Eyewear at the budgeted price or through the Company's existing distribution channels, or that the introduction of Eddie Bauer Eyewear will continue as planned. Furthermore, there can be no assurance that Eddie Bauer Eyewear will be accepted by the market.

    RELATIONSHIPS WITH DOMESTIC DISTRIBUTORS. The Company distributes its eyeglass frames to independent optical retailers in the United States (other than California) largely through distributors who sell competing lines of eyeglass frames. Although the Company believes that its distributors currently devote a great deal of time and resources to promoting the Company's products, there can be no assurance that these distributors will continue to do so. The Company does not have written agreements with its domestic distributors except for written understandings not to resell or divert Laura Ashley Eyewear through unauthorized channels of distribution, and not to expand the territories in which they sell the Company's products without the Company's prior consent. Accordingly, the Company's domestic distributors may spend an increased amount of effort and resources marketing competing products, and may terminate their relationships with the Company at any time without penalty. There can be no assurance that the informal nature of the Company's relationships with its domestic distributors will not lead to disagreements between the Company and its distributors or between the distributors themselves, which could have a material adverse impact on the Company's business, operating results and financial condition.

    INTERNATIONAL SALES. International sales accounted for approximately 9.0%, 8.8% and 7.7% of the Company's net sales in fiscal 1995, fiscal 1996, and fiscal 1997, respectively. These sales were primarily in England, Canada, Australia, New Zealand, France and the Netherlands. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

    QUARTERLY AND SEASONAL FLUCTUATIONS. The Company's results of operations have fluctuated from quarter to quarter and the Company expects these fluctuations to continue in the future. Historically, the Company's net sales in the quarter ending January 31 (its first quarter) have been lower than net sales in other fiscal quarters. The Company attributes lower net sales in the first fiscal quarter in part to low consumer demand for prescription eyeglasses during the holiday season and year-end inventory adjustments by distributors and independent optical retailers. A factor which may significantly influence results of operations in a particular quarter is the introduction of a brand-name collection, which results in disproportionate levels of selling expenses due to additional advertising, promotions, catalogs and in-store displays. Introduction of a new brand may also generate a temporary increase in sales due to initial stocking by retailers. Other factors which can influence the Company's results of operations include customer demand, the mix of distribution channels through which the eyeglass frames are sold, the mix of eyeglass frames sold, product returns, delays in shipment and general economic conditions.

    PRODUCT RETURNS. The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. According to the 1996 U.S. Optical Industry Handbook, the existence of this policy in the optical business has led to some companies having return rates as high as 20%. While the Company's product returns for fiscal 1995, fiscal 1996, and fiscal 1997 amounted to 11.6%, 12.1%, and 12.5% of gross sales (sales before returns), respectively, and while the Company maintains reserves for product returns which it considers adequate, the possibility exists that the Company could experience returns at a rate significantly exceeding its historical levels, which could have a material adverse impact on the Company's business, operating results and financial condition.

    AVAILABILITY OF VISION CORRECTION ALTERNATIVES. The Company's future success could depend to a significant extent on the availability and acceptance by the market of vision correction alternatives to prescription eyeglasses, such as contact lenses and refractive (optical) surgery. While the Company does not believe that contact lenses, refractive surgery or other vision correction alternatives materially and adversely impact its business at present, there can be no assurance that technological advances in, or reductions in the cost of, vision correction alternatives will not occur in the future, resulting in their more widespread use. Increased use of vision correction alternatives could result in decreased use of the Company's eyewear products, which would have a material adverse impact on the Company's business, operating results and financial condition.

    ACCEPTANCE OF EYEGLASS FRAMES; UNPREDICTABILITY OF DISCRETIONARY CONSUMER SPENDING. The Company's success will depend to a significant extent on the market's acceptance of the Company's brand-name eyeglass frames. If the Company is unable to develop new, commercially successful styles to replace revenues from older styles in the later stages of their life cycles, the Company's business, operating results and financial condition could be materially and adversely affected. The Company's future growth will depend in part upon the effectiveness of the Company's marketing and sales efforts as well as the availability and acceptance of other competing eyeglass frames released into the market place at or near the same time, the availability of vision correction alternatives, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted.

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

    COMPETITION. The markets for prescription eyewear are intensely competitive. There are thousands of styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A. (operating in the United States through a number of its subsidiaries), Safilo Group S.p.A. (operating in the United States through a number of its subsidiaries) and Marchon Eyewear, Inc. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that are significantly larger than the Company's, and are thus able to realize a higher gross profit margin. At the distributor level, sales representatives often carry many lines of eyewear, and the Company must vie for their attention. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

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

    DEPENDENCE ON KEY PERSONNEL. The Company's success has and will continue to depend to a significant extent upon its executive officers, including Bernard Weiss (Chief Executive Officer), Julie Heldman (President), Michael Prince (Chief Financial Officer), Robert Fried (Senior Vice President of Marketing) and Robert Zeichick (Vice President of Advertising and Sales Promotion). The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company has entered into employment agreements with each of Ms. Heldman and Messrs. Weiss, Prince, Fried and Zeichick pursuant to which they have agreed to render services to the Company until October 31, 2000. The Company maintains and is the sole beneficiary of "key person" life insurance on Ms. Heldman and Messrs. Weiss, Prince, Fried and Zeichick in the amount of $1,500,000 each. In the event of the death of an executive officer, a portion of the proceeds of the applicable policy would be used to pay the Company's obligation under the officer's employment agreement. There can be no assurance that the remaining proceeds of these policies will be sufficient to offset the loss to the Company due to the death of that executive officer. In addition, the Company's future success will depend in large part upon its ability to attract, retain and motivate personnel with a variety of creative, technical and managerial skills. There can be no assurance that the Company will be able to retain and motivate its personnel or attract additional qualified members to its management staff. The inability to attract and retain the necessary managerial personnel could have a material adverse effect on the Company's business, operating results and financial condition.

    MANAGEMENT OF GROWTH. The Company has grown rapidly in recent years, with net sales increasing from $9.2 million in fiscal 1992 to $33.2 million in fiscal 1997, and the number of employees increasing from 41 at November 1, 1992 to 102 at October 31, 1997. The Company's growth has placed substantial burdens on its management resources, and as a result of its growth, the Company has made additions to its management team. Additionally, the Company plans to continue to expand its operations as a result of the introduction of Eddie Bauer Eyewear. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to sustain its historic rate of revenue growth, continue its profitable operations or manage future growth successfully.

    CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS. The directors and executive officers of the Company own approximately 54.8% of the Company's outstanding shares. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

    NO DIVIDENDS ANTICIPATED. The Company does not currently intend to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of the Company's business.

    POSSIBLE ANTI-TAKEOVER EFFECTS. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. Following the Offering, no shares of Preferred Stock of the Company will be outstanding, and the Company has no present intention to issue any shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, which may depress the market value of the Common Stock. In addition, each of the Laura Ashley, Hart Schaffner & Marx, Jean Nate and Eddie Bauer licenses allows the licensor to terminate its license upon certain events which under the license are deemed to result in a change in control of the Company. See "--Substantial Dependence Upon Laura Ashley License." The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company's Registration Statement on Form S-1 (File No. 333-30017) relating to the public offering (the "Offering") of an aggregate of 2,070,000 shares (the "Shares") of Common Stock, par value $0.001 per share (the "Common Stock"), of the Company was declared effective by the Securities and Exchange Commission on September 11, 1997. Of the Shares, the Company offered 1,667,500 shares and 402,500 shares were offered by certain shareholders of the Company (the "Selling Shareholders"). All of the Shares were offered and sold for $10.00 per share, for an aggregate offering price of $16,675,000 for the shares offered by the Company and $4,025,000 for the shares offered by the Selling Shareholders.

    The Company's expenses in connection with the Offering included underwriting discounts of $1,167,000, expense reimbursement to the underwriters of $143,000 and other expenses of $586,000, for total expenses of $1,896,000, resulting in net proceeds ("Net Proceeds") to the Company of $14,779,000.

    As of January 31, 1998, the Company had applied $5,623,000 of the Net Proceeds to pay all borrowings previously owed to its commercial bank, $6,656,000 for working capital, and $903,000 to launch the Eddie Bauer Eyewear collection. As of January 31, 1998, the Company had invested the remaining $1,597,000 of the Net Proceeds in money market funds bearing interest at a weighted average rate of 4.9%. The amount of Net Proceeds used to repay bank debt was less than the amount originally anticipated, primarily because the Company had expected that shareholders would cash an aggregate of $1.3 million in S corporation distribution checks before the Offering. Those checks, although issued before the Offering, were not in fact cashed until after the Offering, and thus were not paid through bank borrowings.

    As required by Rule 463 of the Securities Act, the Company will disclose the application of the remaining Net Proceeds in the Company's periodic report for the quarter ending April 30, 1998 and, to the extent necessary, in subsequent periodic reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act.

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


Date: March 17, 1998                           SIGNATURE EYEWEAR, INC.


                                               By: /s/ Michael Prince
                                                  ------------------------
                                                  Michael Prince
                                                  Chief Financial Officer



                                                 /s/ Michael Prince
                                               ---------------------------
                                                  Michael Prince
                                                  Chief Financial Officer