Form 10-Q
period 1998-04-30
SIGNATURE EYEWEAR INC
filed 1998-06-15
CIK 1036292

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                 For the quarterly period ended April 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

 For the transition period from __________________ to ______________________.


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

                             Yes  X     No
                                 ---       ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,268,027 shares issued and outstanding as of June 12, 1998.
===============================================================================

                            SIGNATURE EYEWEAR, INC.
                              INDEX TO FORM 10-Q


PART I    FINANCIAL INFORMATION                                           PAGE
                                                                          ----

Item 1.   Financial Statements:

          Balance Sheets as of April 30, 1998 (Unaudited) and
           October 31, 1997..........................................        3

          Statement of Income (Unaudited) for the Three Months
           and Six Months Ended April 30, 1998 and 1997..............        4

          Statement of Cash Flows (Unaudited) for the Six
           Months Ended April 30, 1998 and 1997......................        5

          Notes to Financial Statements..............................        7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................        9

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds..................       19

Item 6.   Exhibits and Reports on Form 8-K...........................       19



         The accompanying notes are an integral part of this statement.

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            SIGNATURE EYEWEAR, INC.

                                BALANCE SHEETS

                                                                                                           April 30,    October 31,
   Assets                                                                                                    1998          1997
                                                                                                          -----------   -----------
                                                                                                          (Unaudited)
Current Assets:
 Cash and cash equivalents                                                                                $ 5,770,132   $ 8,133,423
 Accounts receivable, trade                                                                                 7,526,403     4,013,518
 Inventories                                                                                                7,672,384     6,827,613
 Deferred tax asset                                                                                           253,000       221,000
 Prepaid expenses and other current assets                                                                  1,206,524       768,368
                                                                                                          -----------   -----------
                                                                                                           22,428,443    19,963,922
                                                                                                          -----------   -----------

Property and Equipment (net of accumulated depreciation and amortization)                                   1,087,820     1,079,536
                                                                                                          -----------   -----------
Other Assets:
 Deposits and other assets                                                                                    131,857       131,857
 Deferred tax asset                                                                                            15,000             0
                                                                                                          -----------   -----------
                                                                                                              146,857       131,857
                                                                                                          -----------   -----------
                                                                                                          $23,663,120   $21,175,315
                                                                                                          ===========   ===========
  Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable, trade                                                                                  $ 3,262,154   $ 2,217,923
 Current portion of long-term debt                                                                              8,278        13,743
 Income taxes payable                                                                                         435,909       346,000
 Accrued expenses and other current liabilities                                                             1,137,648     1,281,844
                                                                                                          -----------   -----------
                                                                                                            4,843,989     3,859,510
                                                                                                          -----------   -----------

Long-term Debt                                                                                                      0         1,211
Deferred Tax Liability                                                                                              0         3,000
                                                                                                          -----------   -----------
                                                                                                                    0         4,211
                                                                                                          -----------   -----------

Stockholders' Equity:
 Preferred stock (authorized 5,000,000 shares, $.001 par value, none issued or outstanding)                         0             0
 Common stock (authorized 30,000,000 shares, $.001 par value, 5,268,027 shares issued and outstanding)          9,400         9,400
 Paid-in capital                                                                                           15,190,389    15,190,389
 Retained earnings                                                                                          3,619,342     2,111,805
                                                                                                          -----------   -----------
                                                                                                           18,819,131    17,311,594
                                                                                                          -----------   -----------
                                                                                                          $23,663,120   $21,175,315
                                                                                                          ===========   ===========

         The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.


                              Statement of Income

                                  (Unaudited)

                                              Three Months Ended April 30,  Six Months Ended April 30,
                                                  1998           1997          1998           1997
                                              -------------   -----------   -----------   ------------
Net Sales                                       $12,173,163   $9,236,194    $18,895,649   $16,038,054
Cost of Sales                                     4,826,375    3,743,646      7,577,581     6,632,110
                                                -----------   ----------    -----------   -----------
Gross Profit                                      7,346,788    5,492,548     11,318,068     9,405,944
                                                -----------   ----------    -----------   -----------
Operating Expenses:
    Selling                                       3,860,087    2,680,917      5,779,647     4,700,464
    General and administrative                    1,772,974    1,444,373      3,284,391     2,807,433
                                                -----------   ----------    -----------   -----------
                                                  5,633,061    4,125,290      9,064,038     7,507,897
                                                -----------   ----------    -----------   -----------
Income from Operations                            1,713,727    1,367,258      2,254,030     1,898,047
                                                -----------   ----------    -----------   -----------
Other Income (Expense):
    Interest, net                                    79,951     (101,249)       187,914      (188,654)
    Sundry                                           23,162       (8,971)        29,501        (2,488)
                                                -----------   ----------    -----------   -----------
                                                    103,113     (110,220)       217,415      (191,142)
                                                -----------   ----------    -----------   -----------
Income before Income Taxes                        1,816,840    1,257,038      2,471,445     1,706,905
Provision for Income Taxes                          700,745            0        963,909           800
                                                -----------   ----------    -----------   -----------
Net Income                                      $ 1,116,095   $1,257,038    $ 1,507,536   $ 1,706,105
                                                ===========   ==========    ===========   ===========
Earnings Per Share, Basic and Diluted:
    Earnings per common share                   $      0.21                 $      0.29
                                                ===========                 ===========
    Weighted average number of
      common shares outstanding                   5,268,027                   5,268,027
                                                ===========                 ===========
Pro Forma Earnings Per Share:
    Income before provision for
      income taxes                                            $ 1,257,038                 $ 1,706,905
    Income tax provision                                          465,000                     677,000
                                                              -----------                 -----------
    Net income                                                $   792,038                 $ 1,029,905
                                                              ===========                 ===========
    Basic and diluted earnings
      per common share                                        $      0.22                 $      0.29
                                                              ===========                 ===========
    Weighted average number of
      common shares outstanding                                 3,600,527                   3,600,527
                                                              ===========                 ===========

         The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                            Statement of Cash Flows
                                  (Unaudited)

                                                                                                         Six Months Ended April 30,
                                                                                                            1998          1997
                                                                                                         -----------   -----------
Cash Flows from Operating Activities:
 Net income                                                                                              $ 1,507,536   $ 1,706,105
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                                           274,014       209,560
     Provision for bad debts                                                                                 (14,684)       20,000
     Changes in assets--(increase) decrease:
       Accounts receivable, trade                                                                         (3,498,201)     (894,557)
       Inventories                                                                                          (844,771)     (702,072)
       Prepaid expenses and other assets                                                                    (485,156)     (169,934)
     Changes in liabilities--increase (decrease):
       Accounts payable, trade                                                                             1,044,231       369,958
       Income taxes payable                                                                                   89,909             0
       Accrued expenses and other current liabilities                                                       (147,195)     (187,706)
                                                                                                         -----------   -----------
 Net cash provided by (used in) operating activities                                                      (2,074,317)      351,354
                                                                                                         -----------   -----------
Cash Flows Used in Investing Activities:
  Purchases of property and equipment                                                                       (282,298)     (302,008)
                                                                                                         -----------   -----------
Cash Flows from Financing Activities:
  Net borrowings on note payable, bank                                                                             0     1,525,000
  Principal payments on long-term debt                                                                        (6,676)     (229,072)
  Proceeds from long-term debt                                                                                     0       500,000
  Dividends paid                                                                                                   0    (2,000,000)
                                                                                                         -----------   -----------
  Net cash used in financing activities                                                                       (6,676)     (204,072)
                                                                                                         -----------   -----------

Net Decrease in Cash and Cash Equivalents                                                                 (2,363,291)     (154,726)

Cash and Cash Equivalents, Beginning of Period                                                             8,133,423       214,399
                                                                                                         -----------   -----------
Cash and Cash Equivalents, End of Period                                                                 $ 5,770,132   $    59,673
                                                                                                         ===========   ===========

         The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                            Statement of Cash Flows
                                  (Unaudited)

                                                      Six Months Ended April 30,
                                                           1998       1997
                                                         --------   --------
Supplementary Disclosures of Cash Flow Information:
 Cash paid during the period for:
    Interest                                             $  3,845   $179,787
                                                         ========   ========
    Income taxes                                         $923,421   $    800
                                                         ========   ========

                                       .



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

NOTE 2--BASIS OF PRESENTATION
-----------------------------

A summary of significant accounting policies is as follows:

   INCOME TAXES--The Company's effective income tax rate at April 30, 1998 varies from the federal statutory tax rate of 34% principally due to state income taxes.

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

   PRO FORMA EARNINGS PER SHARE--Pro forma basic and diluted earnings per common share for 1997 has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period. No warrants or options were outstanding at April 30, 1997.

----------------------------------------

   EARNINGS PER SHARE--The Company has adopted Statement of Financial Accounting Standards No. 128 which establishes standards for computing and presenting earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share is calculated as follows:

                                      For the Three Months Ended April 30, 1998
                                      -----------------------------------------
                                      Net Income        Shares        Per-Share
                                      (Numerator)    (Denominator)     Amount
                                      -----------    -------------    ---------
Basic and diluted EPS income
  available to common
  stockholders                        $1,116,095        5,268,027     $    0.21
                                      ==========     ============     =========


                                      For the Six Months Ended April 30, 1998
                                      ---------------------------------------
                                      Net Income       Shares       Per-Share
                                      (Numerator)   (Denominator)    Amount
                                      -----------   -------------   ---------
Basic and diluted EPS income
  available to common
  stockholders                        $1,507,536        5,268,027   $    0.29
                                      ==========    =============   =========


   For the three and six months ended April 30, 1998, there was no difference between basic and diluted EPS. Warrants and options to purchase 180,000 shares and 447,500 shares, respectively, of common stock at $12 and $10 per share, respectively, were outstanding during the quarter. They were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common stock during the three and six months ended April 30, 1998.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Signature Eyewear, Inc. ("Signature" or the "Company") designs, markets and distributes prescription eyeglass frames primarily under exclusive licenses for Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear and Jean Nate Eyewear, as well as its own Camelot label. The Laura Ashley Eyewear collection is one of the leading women's brand-name collections in the United States.

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

     As an S corporation, the Company's income, whether or not distributed, was taxed at the shareholder level for federal and state income tax purposes. In addition, for California franchise tax purposes, S corporations were taxed at 2.5% of taxable income through 1993 and 1.5% of taxable income in 1994, 1995, 1996, and 1997, less income tax credits under the Los Angeles Revitalization Zone Act. Currently, the highest tax rates applicable to Signature are 34% for federal and 8.84% for California. The pro forma provision for income taxes in the statement of income shows results as if the Company had always been a C corporation and had adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

RESULTS OF OPERATIONS

     The following table sets forth, for the indicated periods, selected statement of income data shown as a percentage of net sales. Pro forma operating results for the three months ended April 30, 1997 (the "1997 second quarter") and the six months ended April 30, 1997 (the "1997 period") reflect adjustments to the historical operating results for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                APRIL 30,           APRIL 30,
                                              1997    1998        1997    1998
                                              -----   -----       -----   -----
Net sales.................................    100.0%  100.0%      100.0%  100.0%
Cost of sales.............................     40.5    39.6        41.4    40.1
                                              -----   -----       -----   -----
Gross profit..............................     59.5    60.4        58.6    59.9
                                              -----   -----       -----   -----
Operating expenses:
  Selling.................................     29.0    31.7        29.3    30.6
                                              -----   -----       -----   -----
  General and administrative..............     15.6    14.6        17.5    17.4
                                              -----   -----       -----   -----
    Total operating expenses..............     44.7    46.3        46.8    48.0
                                              -----   -----       -----   -----
Income from operations....................     14.8    14.1        11.8    11.9
                                              -----   -----       -----   -----
Other income (expense), net...............     (1.2)     .8        (1.2)    1.1
                                              -----   -----       -----   -----
Income before provision for income taxes..     13.6    14.9        10.6    13.1
                                              -----   -----       -----   -----
Provision for income taxes*...............      5.0     5.8         4.2     5.1
                                              -----   -----       -----   -----
Net income*...............................      8.6%    9.2%        6.4%    8.0%
                                              =====   =====       =====   =====

*Pro forma for the three months and six months ended April 30, 1997.

     Net Sales. Net sales were $12,173,000 for the quarter ended April 30, 1998 (the "1998 second quarter"), an increase of 31.8% compared to net sales of $9,236,000 for the 1997 second quarter. Net sales for the six months ended April 30, 1998 (the "1998 period") were $18,895,000, an increase of 17.8% compared to net sales of $16,038,000 for the 1997 period. The increases in net sales for the 1998 second quarter and the 1998 period were due principally to net sales of $2,757,000 and $2,770,000, respectively, of Eddie Bauer Eyewear, which the Company launched in March 1998. In February 1998, the Company began signing up optical retailers for the 1998 Eddie Bauer Eyewear Loyal Partners program, under which participants agreed to purchase a specified number of each new Eddie Bauer Eyewear style released during 1998. As of April 30, 1998, the Company had over 3,770 Eddie Bauer Eyewear Loyal Partners.

     Sales of Laura Ashley Eyewear decreased by 1.1% from $7,098,000 for the 1997 second quarter to $7,021,000 for the 1998 second quarter, and by 4.3% from $12,144,000 for the 1997 period to $11,623,000 for the 1998 period. Combined net sales of Hart Schaffner & Marx Eyewear, Jean Nate Eyewear, USA Optical and Optical Surplus increased by 9.1% to $2,160,000 for the 1998 quarter from $1,980,000 for the 1997 quarter, and by 14.5% to $4,170,000 for the 1998 period from $3,643,000 for the 1997 period.

     Gross Profit. Gross profit increased from $5,493,000 in the 1997 second quarter to $7,347,000 for the 1998 second quarter, and from $9,406,000 in the 1997 period to $11,318,000 for the 1998 period. This increase was due principally to the increase in net sales, and also to the improvement in the gross profit margin from 59.5% in the 1997 second quarter to 60.4% for the 1998 second quarter, and from 58.6% in the 1997 period to 59.9% for the 1998 period. The improvement in the gross profit margin was due to higher average selling prices for frames, lower average frame costs due to favorable currency fluctuations and vendor cash discounts, and reductions in import duties and tariffs.

     Operating Expenses. Operating expenses increased from $4,125,000 in the 1997 second quarter to $5,633,000 in the 1998 second quarter, and from $7,508,000 in the 1997 period to $9,064,000 in the 1998 period. Operating expenses for the 1998 second quarter and the 1998 period included an increase of $1,179,000 and $1,079,000, respectively, in selling expenses and an increase of $329,000 and $477,000, respectively in general and administrative expenses. General and administrative expenses for the 1998 second quarter and the 1998 period increased principally as a result of higher executive officer salaries and an increase in the number of managers. Selling expenses increased from 29.0% and 29.3% of net sales for the 1997 second quarter and 1997 period, respectively, to 31.7% and 30.6% of net sales for the 1998 second quarter and 1998 period, respectively. Those increases were due primarily to $600,000 in marketing costs associated with the launch of Eddie Bauer Eyewear in March 1998, and to increased Laura Ashley Eyewear merchandising costs of $340,000 and $428,000 from the 1997 second quarter and 1997 period, respectively, to the corresponding periods in fiscal 1998. The increases in Laura Ashley Eyewear merchandising costs were due to the Company's 1998 Laura Ashley Eyewear Loyal Partners Program, pursuant to which a majority of the 1998 program's point-of-purchase merchandise was shipped during the first two quarters of fiscal 1998, although the majority of frame releases are planned to occur during the Company's third and fourth fiscal quarters.

     Net Other Income. Net other income in the 1998 second quarter and the 1998 period were $103,000 and $217,000, respectively, as compared to net other expense in the 1997 second quarter and the 1997 period of $110,000 and $191,000, respectively. These differences were a result of the Company repaying its bank financing in the fourth quarter of fiscal 1997 with the net proceeds of the Offering, and of the interest income resulting from the Company investing a portion of those proceeds.

     Pro Forma Provision for Income Taxes; Provision for Income Taxes. On a pro forma basis, income taxes would have been $465,000 for the 1997 second quarter and $677,000 for the 1997 second period. For the 1998 second quarter and the 1998 period, the Company's income tax provisions were $701,000 and $964,000, respectively.

     Pro Forma Net Income; Net Income. Pro forma net income was $792,000 and $1,030,000 in the 1997 second quarter and the 1997 period, respectively, and net income was $1,116,000 and $1,508,000 in the 1998 second quarter and the 1998 period, respectively, due to the factors set forth above.


LIQUIDITY AND CAPITAL RESOURCES.

     At April 30, 1998, the Company had $5,770,132 in cash and cash equivalents which was invested in money market funds bearing interest at 4.9% and commercial paper bearing interest at 5.53%

     The Company entered into a credit agreement with its commercial bank (the "Credit Agreement") in October 1997. Under the Credit Agreement, the bank has agreed to provide to the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate plus 2%, or at the bank's prime rate. At April 30, 1998, no amounts were due to the bank under the Credit Agreement.

     As a result of the Company's treatment as an S corporation for federal and state income tax purposes, the Company historically provided its shareholders, through dividends, with funds for the payment of income taxes on the earnings of the Company which were included in the taxable income of the shareholders. In addition, the Company paid dividends to shareholders to provide them with a return on their investment. The Company paid dividends of $1,250,000 and $2,000,000 for the 1997 second quarter and the 1997 period, respectively, and paid no dividends in either the 1998 second quarter or the 1998 period. The Company does not currently intend to pay dividends on its Common Stock and plans to follow a policy of retaining earnings to finance the growth of its business.

     Of the Company's accounts payable at April 30, 1998, $1,438,607 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward foreign currency commitments at April 30, 1998.


FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

     Substantial Dependence Upon Laura Ashley License. Net sales of Laura Ashley Eyewear accounted for 77.8%, 74.6%, 72.5% and 60.0% of the Company's net sales in fiscal 1995, fiscal 1996, fiscal 1997, and the 1998 period, respectively. The Company manufactures Laura Ashley Eyewear through an exclusive license with Laura Ashley entered into in 1991. The Laura Ashley license terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. Laura Ashley may terminate the license before its term expires if (i) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given, (ii) the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable, (iii) the Company fails to propose a selection of styles of eyewear which Laura Ashley in exercising good faith is willing to approve for manufacture and distribution,
(iv) the Company fails to have net sales of Laura Ashley Eyewear sufficient to generate minimum royalties in each of any two years, (v) the Company is unable to pay its debts in the ordinary course of business or enters into liquidation, becomes bankrupt or insolvent, or is placed in the control of a receiver or trustee, or (vi) the Company in any year fails to spend a specified percentage of net sales of Laura Ashley Eyewear on advertising and promotion. For purposes of renewal and early termination of the license agreement, the Company must generate total Laura Ashley Eyewear minimum net sales of $9,000,000, $10,000,000 and $11,000,000 for the contract years ending January 31, 1998, 1999 and 2000, respectively. The Company has substantially exceeded its minimum net sales requirements each year under the license agreement. The termination of the Laura Ashley Eyewear license would have a material adverse effect on the Company's business, operating results and financial condition.

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

     Limitations on Ability to Distribute Other Brand-Name Eyeglass Frames. Each of the Company's licenses limits the Company's right to market and sell products with competing brand names. The Laura Ashley license prohibits the Company from selling any range of designer eyewear that is similar to Laura Ashley Eyewear in price and any of style, market position and market segment. The Hart Schaffner & Marx license prohibits the Company from marketing and selling another men's brand of eyeglass frames under a well-known fashion name with a wholesale price in excess of $40. The Jean Nate license prohibits the Company from manufacturing and selling eyeglass frames under any brand name primarily known as a cosmetic, toiletry, fragrance or haircare trademark or brand name. The Eddie Bauer license prohibits the Company from entering into license agreements with companies which Eddie Bauer believes are its direct competitors. The Company expects that each future license it obtains will contain some limitations on competition within market segments. The Company's growth, therefore, will be limited to capitalizing on its existing licenses in the prescription eyeglass market, introducing eyeglass frames in other segments of the prescription eyeglass market, and manufacturing and distributing products other than prescription eyeglass frames such as sunglasses. In addition, there can be no assurance that disagreements will not arise between the Company and its licensors regarding whether certain brand-name lines would be prohibited by their respective license agreements. Disagreements with licensors could adversely affect sales of the Company's existing eyeglass frames or prevent the Company from introducing new eyewear products in market segments the Company believes are not being served by its existing products.

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

     In fiscal 1996, fiscal 1997, and the 1998 period, approximately 39.9%, 45.8%, and 33.1%, respectively, of the Company's eyeglass frames were manufactured by companies in Japan, and approximately 40.0%, 36.6%, and 39.4%, respectively, of the Company's eyeglass frames were manufactured by companies headquartered in Hong Kong that have manufacturing facilities in China. Recent economic developments have resulted in a stronger U.S. dollar and instability in the Asian-Pacific economies and financial markets. These economic developments have resulted in improved profit margins for the Company, as its cost of goods has decreased for frames purchased in foreign currencies. There can be no assurance, however, that the Asian-Pacific economic instability will not result in an adverse future impact on the business operations of some of the Company's contract manufacturers, which could force the Company to move the manufacture of some styles to other factories. The resulting disruption to the Company's business could have a material adverse effect on the Company's business, operating results and financial condition.

     Effective July 1, 1997, the exercise of sovereignty over the British Crown Colony of Hong Kong was transferred from the United Kingdom to China pursuant to a treaty between the two countries, and Hong Kong became a part of China. Any political or economic disruptions in Hong Kong or China may force the Company to manufacture its eyeglass frames in other countries which could increase frame costs. The Company is uncertain as to the impact that the new government will have on the Company's business operations in Hong Kong. Further, China currently enjoys Most Favored Nation trading status with the United States. Under the Trade Act of 1974, the President of the United States is authorized, upon making specific findings, to waive certain restrictions that would render China ineligible for Most Favored Nation treatment. The President has waived these provisions every year since 1979. China's Most Favored Nation status presently extends until July 1998. No assurance can be given that China will continue to enjoy Most Favored Nation status in the future. Any legislation or administrative action by the United States government that revokes or places further conditions on China's Most Favored Nation status, or otherwise limits imports of Chinese eyeglass frames into the United States, could, if enacted, have a material adverse effect on the Company's business, operating results and financial condition.

     Relationships With Domestic Distributors. The Company distributes its eyeglass frames to independent optical retailers in the United States (other than California and Arizona) largely through distributors who sell competing lines of eyeglass frames. Although the Company believes that its distributors currently devote a great deal of time and resources to promoting the Company's products, there can be no assurance that these distributors will continue to do so. The Company does not have written agreements with its domestic distributors except for written understandings not to resell or divert Laura Ashley Eyewear through unauthorized channels of distribution, and not to expand the territories in which they sell the Company's products without the Company's prior consent. Accordingly, the Company's domestic distributors may spend an increased amount of effort and resources marketing competing products, and may terminate their relationships with the Company at any time without penalty. There can be no assurance that the informal nature of the Company's relationships with its domestic distributors will not lead to disagreements between the Company and its distributors or between the distributors themselves, which could have a material adverse impact on the Company's business, operating results and financial condition.

     International Sales. International sales accounted for approximately 9.0%, 8.8%, 7.7% and 8.9% of the Company's net sales in fiscal 1995, fiscal 1996, fiscal 1997, and the 1998 period, respectively. These sales were primarily in England, Canada, Australia, New Zealand, France and the Netherlands. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

     Product Returns. The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. According to the 1996 U.S. Optical Industry Handbook, the existence of this policy in the optical business has led to some companies having return rates as high as 20%. While the Company's product returns for fiscal 1995, fiscal 1996, fiscal 1997, and the 1998 period amounted to 11.6%, 12.1%, 12.5%, and 12.5% of gross sales (sales before returns), respectively, and the Company maintains reserves for product returns which it considers adequate. The possibility nonetheless exists that the Company could experience returns at a rate significantly exceeding its historical levels, which could have a material adverse impact on the Company's business, operating results and financial condition.

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

     Management of Growth. The Company has grown rapidly in recent years, with net sales increasing from $9.2 million in fiscal 1992 to $33.2 million in fiscal 1997, and to $18.9 million for the 1998 period, and the number of employees increasing from 41 at November 1, 1992 to 112 at April 30, 1998. The Company's growth has placed substantial burdens on its management resources, and as a result of its growth, the Company has made additions to its management team. Additionally, the Company plans to continue to expand its operations as a result of the introduction of Eddie Bauer Eyewear. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to sustain its historic rate of revenue growth, continue its profitable operations or manage future growth successfully.

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

     As of April 30, 1998, the Company had applied all of the Net Proceeds, as follows: $5,623,000 was used to pay all borrowings previously owed to its commercial bank, $6,656,000 was used for working capital, and $2,500,000 was used to launch the Eddie Bauer Eyewear collection. Of the amount used for Eddie Bauer Eyewear, $600,000 was attributable to marketing costs and the remainder to purchase inventory. The amount of Net Proceeds used to repay bank debt was less than the amount originally anticipated, primarily because the Company had expected that shareholders would cash an aggregate of $1.3 million in S corporation distribution checks before the Offering. Those checks, although issued before the Offering, were not in fact cashed until after the Offering, and thus were not paid through bank borrowings.


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


Date: June 15, 1998                      SIGNATURE EYEWEAR, INC.


                                         By: /s/ Michael Prince
                                            ----------------------------
                                                 Michael Prince
                                                 Chief Financial Officer



                                          /s/ Michael Prince
                                         ----------------------------
                                              Michael Prince
                                              Chief Financial Officer