Form 10-Q
period 1998-07-31
SIGNATURE EYEWEAR INC
filed 1998-09-14
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934.

                  For the quarterly period ended July 31, 1998

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

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,268,027 shares outstanding as of September 11, 1998.

================================================================================

                            SIGNATURE EYEWEAR, INC.
                              INDEX TO FORM 10-Q

                                                                                                     PAGE
                                                                                                     ----
PART I FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets as of July 31, 1998 (Unaudited) and October 31, 1997........................  3

          Statement of Income (Unaudited) for the Three Months and Nine Months Ended
            July 31, 1998 and 1997...................................................................  4

          Statement of Cash Flows (Unaudited) for the Nine Months Ended
            July 31, 1998 and 1997...................................................................  5

          Notes to Financial Statements..............................................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................................................  9

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders........................................ 18

Item 6.   Exhibits and Reports on Form 8-K........................................................... 18

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            SIGNATURE EYEWEAR, INC.

                                 BALANCE SHEETS

                                                                               July 31,        October 31,
                                                                                 1998             1997
                                                                              -----------      -----------
                                                                              (Unaudited)
 Assets

Current Assets:
 Cash and cash equivalents                                                    $ 5,486,573      $ 8,133,423
 Accounts receivable, trade                                                     5,803,676        4,013,518
 Inventories                                                                   11,172,421        6,827,613
 Deferred tax asset                                                               253,000          221,000
 Prepaid expenses and other current assets                                      2,097,762          768,368
                                                                              -----------      -----------
                                                                               24,813,432       19,963,922
                                                                              -----------      -----------

Property and Equipment (net of accumulated depreciation and
 amortization)                                                                  1,067,254        1,079,536
                                                                              -----------      -----------
Other Assets:

 Deposits and other assets                                                        122,437          131,857
 Deferred tax asset                                                                15,000                0
                                                                              -----------      -----------
                                                                                  137,437          131,857
                                                                              -----------      -----------

                                                                              $26,018,123      $21,175,315
                                                                              ===========      ===========

 Liabilities and Stockholders' Equity

Current Liabilities:

 Accounts payable, trade                                                      $ 5,430,278      $ 2,217,923
 Current portion of long-term debt                                                  4,816           13,743
 Income taxes payable                                                                   0          346,000
 Accrued expenses and other current liabilities                                 1,067,036        1,281,844
                                                                              -----------      -----------
                                                                                6,502,130        3,859,510
                                                                              -----------      -----------

Long-term Debt                                                                          0            1,211
Deferred Tax Liability                                                                  0            3,000
                                                                              -----------      -----------

                                                                                        0            4,211
                                                                              -----------      -----------

Stockholders' Equity:
 Preferred stock (authorized 5,000,000 shares, $.001 par value, none
  issued or outstanding)                                                                0                0
 Common stock (authorized 30,000,000 shares, $.001 par value,
  5,268,027 shares issued and outstanding)                                          9,400            9,400
 Paid-in capital                                                               15,190,389       15,190,389
 Retained earnings                                                              4,316,204        2,111,805
                                                                              -----------      -----------
                                                                               19,515,993       17,311,594
                                                                              -----------      -----------

                                                                              $26,018,123      $21,175,315
                                                                              ===========      ===========

         The accompanying notes are an integral part of this statement

                            SIGNATURE EYEWEAR, INC.


                              STATEMENT OF INCOME
                                  (UNAUDITED)

                                                 Three Months Ended July 31,   Nine Months Ended July 31,
                                                 ---------------------------   --------------------------
                                                      1998          1997          1998           1997
                                                  ------------   -----------   -----------   ------------
Net Sales                                         $10,704,040    $8,317,973    $29,599,689   $24,356,027

Cost of Sales                                       4,254,456     3,370,175     11,832,037    10,002,285
                                                  -----------    ----------    -----------   -----------
Gross Profit                                        6,449,584     4,947,798     17,767,652    14,353,742
                                                  -----------    ----------    -----------   -----------

Operating Expenses:
    Selling                                         3,568,342     2,402,510      9,347,989     7,102,974
    General and administrative                      1,865,400     1,539,932      5,149,791     4,347,365
                                                  -----------    ----------    -----------   -----------
                                                    5,433,742     3,942,442     14,497,780    11,450,339
                                                  -----------    ----------    -----------   -----------

Income from Operations                              1,015,842     1,005,356      3,269,872     2,903,403
                                                  -----------    ----------    -----------   -----------

Other Income (Expense):
    Interest, net                                      78,942      (107,666)       266,856      (296,320)
    Sundry                                             (8,608)        3,641         20,893         1,153
                                                  -----------    ----------    -----------   -----------
                                                       70,334      (104,025)       287,749      (295,167)
                                                  -----------    ----------    -----------   -----------

Income before Income Taxes                          1,086,176       901,331      3,557,621     2,608,236

Provision for Income Taxes                            389,313             0      1,353,222           800
                                                  -----------    ----------    -----------   -----------
Net Income                                        $   696,863    $  901,331    $ 2,204,399   $ 2,607,436
                                                  ===========    ==========    ===========   ===========
Earnings Per Share, Basic and Diluted:
    Earnings per common share                     $      0.13                  $      0.42
                                                  ===========                  ===========
    Weighted average number of
     common shares outstanding                      5,268,027                    5,268,027
                                                  ===========                  ===========

Pro Forma Earnings Per Share:
    Income before provision for
     income taxes                                                $  901,331                  $ 2,608,236
    Income tax provision                                            358,000                    1,032,000
                                                                 ----------                  -----------
    Net income                                                   $  543,331                  $ 1,576,236
                                                                 ==========                  ===========
    Basic and diluted earnings
     per common share                                            $     0.15                  $      0.44
                                                                 ==========                  ===========
    Weighted average number of common
     shares  outstanding                                          3,600,527                    3,600,527
                                                                ===========                  ===========

        The accompanying notes are an integral part of this statement

                            SIGNATURE EYEWEAR, INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Nine Months Ended July 31,
                                                                              -----------------------------
                                                                                  1998              1997
                                                                              ----------       ------------
Cash Flows from Operating Activities:
 Net income                                                                  $ 2,204,399       $  2,607,436
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                                                  419,027            326,224
  Provision for bad debts                                                          7,439             25,000
  Loss on abandonment of property and equipment                                    5,280                  0
  Deferred income taxes                                                          (50,000)                 0
  Changes in assets--(increase) decrease:
   Accounts receivable, trade                                                 (1,797,597)          (132,510)
   Inventories                                                                (4,344,808)        (2,223,841)
   Prepaid expenses and other assets                                          (1,319,974)           687,176)
  Changes in liabilities--increase (decrease):
   Accounts payable, trade                                                     3,212,355          1,221,893
   Income taxes payable                                                         (346,000)                 0
   Accrued expenses and other current liabilities                               (214,808)          (251,639)
                                                                             -----------       ------------

 Net cash provided by (used in) operating activities                          (2,224,687)           885,387
                                                                             -----------       ------------

Cash Flows Used in Investing Activities:
 Purchases of property and equipment                                            (412,025)          (450,182)
                                                                             -----------       ------------

Cash Flows from Financing Activities:
 Net borrowings on note payable, bank                                                  0          7,925,000
 Borrowings on long-term debt                                                          0            500,000
 Principal payments on long-term debt                                            (10,138)          (405,912)
 Repayment on notes payable, bank                                                      0         (6,000,000)
 Dividends paid                                                                        0         (2,635,242)
                                                                             -----------       ------------

 Net cash used in financing activities                                           (10,138)          (616,154)
                                                                             -----------       ------------

Net Decrease in Cash and Cash Equivalents                                     (2,646,850)          (180,949)

Cash and Cash Equivalents, Beginning of Period                                 8,133,423            214,399
                                                                             -----------       ------------
Cash and Cash Equivalents, End of Period                                     $ 5,486,573       $     33,450
                                                                             ===========       ============

         The accompanying notes are an integral part of this statement

                            SIGNATURE EYEWEAR, INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                              Nine Months Ended July 31,
                                                            ----------------------------
                                                               1998              1997
                                                            ----------         --------
Supplementary Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                  $    3,845         $285,825
                                                            ==========         ========
  Income taxes                                              $2,027,955         $    800
                                                            ==========         ========


         The accompanying notes are an integral part of this statement

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


NOTE 2--BASIS OF PRESENTATION
-----------------------------


A summary of significant accounting policies is as follows:


   INCOME TAXES--The Company's effective income tax rate at July 31, 1998 varies from the federal statutory tax rate of 34% principally due to state income taxes.

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

   PRO FORMA EARNINGS PER SHARE--Pro forma basic and diluted earnings per common share for 1997 has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period. No warrants or options were outstanding at July 31, 1997.

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

                                                     For the Three Months Ended July 31, 1998
                                                     ----------------------------------------
                                                      Net Income       Shares       Per-Share
                                                      (Numerator)   (Denominator)    Amount
                                                      -----------   -------------   ---------

        Basic and diluted EPS income
          available to common stockholders            $  696,863       5,268,027    $    0.13
                                                      ==========    ============    =========
                                                     For the Nine Months Ended July 31, 1998
                                                     ----------------------------------------
                                                      Net Income       Shares       Per-Share
                                                      (Numerator)   (Denominator)    Amount
                                                      -----------   -------------   ---------
        Basic and diluted EPS income
          available to common stockholders            $2,204,399       5,268,027    $    0.42
                                                      ==========    ============    =========


   For the three and nine months ended July 31, 1998, there was no difference between basic and diluted EPS. Warrants and options to purchase 180,000 shares and 461,500 shares, respectively, of common stock at $12 and $10 per share, respectively, were outstanding during the quarter. They were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common stock during the three and nine months ended July 31, 1998.


NOTE 3--STOCKHOLDER'S EQUITY
----------------------------


   In September 1998, the Company's Board of Directors authorized the purchase of up to $1,000,000 of the Company's common stock. The shares may be purchased from time to time on the open market at prevailing prices, subject to market conditions.

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

   The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Year 2000" and "Factors That May Affect Future Results" below as well as those discussed elsewhere in this Form 10-Q. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's cash flows and working capital requirements.

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

RESULTS OF OPERATIONS

   The following table sets forth, for the indicated periods, selected statement of income data shown as a percentage of net sales. Pro forma operating results for the three months ended July 31, 1997 (the "1997 third quarter") and the nine months ended July 31, 1997 (the "1997 period") reflect adjustments to the historical operating results for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         JULY 31,                          JULY 31,
                                                    ---------------------            ---------------------

                                                     1997           1998             1997            1998
                                                    -----           -----            -----           -----
Net sales...............................            100.0%          100.0%           100.0%          100.0%
Cost of sales...........................             40.5            39.7             41.1            40.0
                                                    -----           -----            -----           -----
Gross profit............................             59.5            60.3             58.9            60.0
                                                    -----           -----            -----           -----
Operating expenses:
 Selling................................             28.9            33.3             29.2            31.6
 General and administrative.............             18.5            17.5             17.8            17.4
                                                    -----           -----            -----           -----
  Total operating expenses..............             47.4            50.8             47.0            49.0
                                                    -----           -----            -----           -----
Income from operations..................             12.1             9.5             11.9            11.0
                                                    -----           -----            -----           -----
Other income (expense), net.............             (1.3)             .6             (1.2)            1.0
                                                    -----           -----            -----           -----
Income before provision for income taxes             10.8            10.1             10.7            12.0
                                                    -----           -----            -----           -----
Provision for income taxes*.............              4.3             3.6              4.2             4.6
                                                    -----           -----            -----           -----
Net income*.............................              6.5%            6.5%             6.5%            7.4%
                                                    -----           -----            -----           -----

_______________________________
*Pro forma for the three months and nine months ended July 31, 1997.


   Net Sales. Net sales were $10,704,000 for the quarter ended July 31, 1998 (the "1998 third quarter"), an increase of 28.7% compared to net sales of $8,318,000 for the 1997 third quarter. Net sales for the nine months ended July 31, 1998 (the "1998 period") were $29,600,000, an increase of 21.5% compared to net sales of $24,356,000 for the 1997 period. The increases in net sales for the 1998 third quarter and the 1998 period were due principally to net sales of $2,673,000 and $5,443,000, respectively, of Eddie Bauer Eyewear, which the Company launched in March 1998. In February 1998, the Company began signing up optical retailers for the 1998 Eddie Bauer Eyewear Loyal Partners program, under which participants agreed to purchase a specified number of each new Eddie Bauer Eyewear style released during 1998. As of July 31, 1998, the Company had over 3,900 Eddie Bauer Eyewear Loyal Partners.

   Sales of Laura Ashley Eyewear decreased by 0.8% from $5,812,000 for the 1997 third quarter to $5,764,000 for the 1998 third quarter, and by 1.6% from $17,956,000 for the 1997 period to $17,306,000 for the 1998 period. Combined net sales of Hart Schaffner & Marx Eyewear, Jean Nate Eyewear, USA Optical and Optical Surplus decreased by 8.8% to $2,068,000 for the 1998 quarter from $2,347,000 for the 1997 quarter, and decreased by 0.6% to $5,953,000 for the 1998 period from $5,989,000 for the 1997 period. The Company has decided not to renew its license agreement with Revlon for Jean Nate Eyewear. Accordingly, that license will terminate on September 30, 1998. Under the the terms of the license, the Company will be permitted to sell its remaining inventory bearing the Jean Nate trademark through March 31, 1999.

   Gross Profit. Gross profit increased from $4,948,000 in the 1997 third quarter to $6,450,000 for the 1998 third quarter, and from $14,354,000 in the 1997 period to $17,768,000 for the 1998 period. This increase was due principally to the increase in net sales, and also to the improvement in the gross profit margin from 59.5% in the 1997 third quarter to 60.3% for the 1998 third quarter, and from 58.9% in the 1997 period to 60.0% for the 1998 period. The improvement in the gross profit margin was due to higher average selling prices for frames, lower average frame costs due to favorable currency fluctuations and vendor cash discounts, and reductions in import duties and tariffs.

   Operating Expenses. Operating expenses increased from $3,942,000 in the 1997 third quarter to $5,434,000 in the 1998 third quarter, and from $11,450,000 in the 1997 period to $14,498,000 in the 1998 period. Operating expenses for the 1998 third quarter and the 1998 period included an increase of $1,166,000 and $2,245,000, respectively, in selling expenses and an increase of $325,000 and $802,000, respectively, in general and administrative expenses. General and administrative expenses decreased from 18.5% and 17.8% of net sales for the 1997 third quarter and 1997 period, respectively, to 17.5% and 17.4% of net sales for the 1998 third quarter and 1998 period, respectively. Selling expenses increased from 28.9% and 29.2% of net sales for the 1997 third quarter and 1997 period, respectively, to 33.3% and 31.6% of net sales for the 1998 third quarter and 1998 period, respectively. Those increases were due primarily to marketing costs of $716,000 and $1,246,000 for the 1998 third quarter and 1998 period, respectively, associated with the launch of Eddie Bauer Eyewear in March 1998; to the increase in royalty payments due to increased sales, and to increased Laura Ashley Eyewear merchandising costs.

   Net Other Income. Net other income in the 1998 third quarter and the 1998 period were $70,000 and $288,000, respectively, as compared to net other expense in the 1997 third quarter and the 1997 period of $104,000 and $295,000, respectively. These differences were a result of the Company repaying its bank financing in the fourth quarter of fiscal 1997 with the net proceeds of the Offering, and of the interest income resulting from the Company investing a portion of those proceeds.

   Pro Forma Provision for Income Taxes; Provision for Income Taxes. On a pro forma basis, income taxes would have been $358,000 for the 1997 third quarter and $1,032,000 for the 1997 third period. For the 1998 third quarter and the 1998 period, the Company's income tax provisions were $389,000 and $1,353,000, respectively.

   Pro Forma Net Income; Net Income. Pro forma net income was $543,000 and $1,576,000 in the 1997 third quarter and the 1997 period, respectively, and net income was $697,000 and $2,204,000 in the 1998 third quarter and the 1998 period, respectively, due to the factors set forth above.


LIQUIDITY AND CAPITAL RESOURCES.

   At July 31, 1998, the Company had $5,486,573 in cash and cash equivalents which was invested in money market funds bearing interest at 4.8% and in commercial paper bearing interest from 5.1% to 5.6%.

   The Company entered into a credit agreement with its commercial bank (the "Credit Agreement") in October 1997. Under the Credit Agreement, the bank has agreed to provide to the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate plus 2%, or at the bank's prime rate. At July 31, 1998, no amounts were due to the bank under the Credit Agreement.

   As a result of the Company's treatment as an S corporation for federal and state income tax purposes, the Company historically provided its shareholders, through dividends, with funds for the payment of income taxes on the earnings of the Company which were included in the taxable income of the shareholders. In addition, the Company paid dividends to shareholders to provide them with a return on their investment. The Company paid dividends of $635,242 and $2,635,242 for the 1997 third quarter and the 1997 period, respectively, and paid no dividends in either the 1998 third quarter or the 1998 period. The Company does not currently intend to pay dividends on its Common Stock and plans to follow a policy of retaining earnings to finance the growth of its business.

   Of the Company's accounts payable at July 31, 1998, $1,553,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward foreign currency commitments at July 31, 1998.

   On September 9, 1998, the Company announced that its Board of Directors had approved a Stock Buyback Program, pursuant to which the Board authorized the purchase of a number of shares of the Company's Common Stock with a value of no more than $1,000,000. These repurchases are to be made by brokerage firms acting on behalf of the Company, under the "safe harbor" provisions of Rule 10b-18 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. That rule requires, among other things, that shares be purchased on the open market at prevailing prices.

YEAR 2000

   Commencing 1996, the Company began a project to address the potential impact of the Year 2000 problem on the processing of date-sensitive information by the Company's information technology systems and the information technology systems used by the Company's significant customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. As a result, certain computer programs may recognize a date using "00" as the year 1900 rather than 2000, wich could cause miscalculations or system failures. The objectives of the Company's Year 2000 project are to determine and assess the risks of the Year 2000 problem and to plan and institute mitigating actions to minimize those risks to acceptable levels.

   The Company is not heavily dependent upon internally developed information technology systems. The Company's core operations systems are largely standard package systems for business management and inventory control, which have been developed by vendors whose products are widely used in the industry. The
Company has already contacted many of its information technology vendors and suppliers, and has determined that they are Year 2000 compliant. Between now and its 1998 fiscal year end, the Company will contact its remaining information technology vendors and suppliers as to their Year 2000 compliance to determine what changes, if any, must be made to the information technology systems used by the Company in its operations. The Company does not presently anticipate any material Year 2000 issues or significant expenses from the conversion of its own information systems, databases or programs. However, if the Company's current estimates of the resources required to address and resolve Year 2000 issues prove to be understated, the additional costs and resources required to address the Year 2000 problem could result in material financial risk.

   The Company intends to communicate with its significant customers and vendors to understand their Year 2000 issues and how they may affect the Company, and to determine what steps these customers and vendors have taken to prepare to manage their Year 2000 issues as they relate to the Company. These customers and vendors include manufacturers of the Company's eyeglass frames and significant retailers of the Company's products. At this time, the Company does not know what measures its customers and vendors have take to address the Year 2000 problem or how that problem's effect on its customers and vendors will impact the Company. The failure by any of these third parties to adequately address the Year 2000 problem could result in disruptions in the supply or sale of the Company's products, either of which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

   Substantial Dependence Upon Laura Ashley License. Net sales of Laura Ashley Eyewear accounted for 77.8%, 74.6%, 72.5% and 58.5% of the Company's net sales in fiscal 1995, fiscal 1996, fiscal 1997, and the 1998 period, respectively.
The Company manufactures Laura Ashley Eyewear through an exclusive license with Laura Ashley entered into in 1991. The Laura Ashley license terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. Laura Ashley may terminate the license before its term expires if (i) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given, (ii) the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable, (iii) the Company fails to propose a selection of styles of eyewear which Laura Ashley in exercising good faith is willing to approve for manufacture and distribution,
(iv) the Company fails to have net sales of Laura Ashley Eyewear sufficient to generate minimum royalties in each of any two years, (v) the Company is unable to pay its debts in the ordinary course of business or enters into liquidation, becomes bankrupt or insolvent, or is placed in the control of a receiver or trustee, or (vi) the Company in any year fails to spend a specified percentage of net sales of Laura Ashley Eyewear on advertising and promotion. For purposes of renewal and early termination of the license agreement, the Company must generate total Laura Ashley Eyewear minimum net sales of $10,000,000 and $11,000,000 for the contract years ending January 31, 1999 and 2000, respectively. The Company has substantially exceeded its minimum net sales requirements each year under the license agreement. The termination of the Laura Ashley Eyewear license would have a material adverse effect on the Company's business, operating results and financial condition.

   Approval Requirements of Brand-Name Licensors. The Company's business is predominantly based on its brand-name licensing relationships. In addition to its licensing relationship with Laura Ashley, the Company licenses the right to use proprietary marks from Hart Schaffner & Marx, Revlon for its Jean Nate brand name, and Eddie Bauer. Each of the Laura Ashley, Hart Schaffner & Marx, and Eddie Bauer licenses requires mutual agreement of the parties for significant matters. Each of these licensors has final approval over all eyeglass frames and other products bearing the licensor's proprietary marks, and the frames must meet the licensor's general design specifications and quality standards. Consequently, each licensor may, in the exercise of its approval rights, delay the distribution of eyeglass frames bearing its proprietary marks. The Company expects that each future license it obtains will contain similar approval provisions. Accordingly, there can be no assurance that the Company will be able to continue to maintain good relationships with each licensor, or that the Company will not be subject to delays resulting from disagreements with, or an inability to obtain approvals from, its licensors. These delays could materially and adversely affect the Company's business, operating results and financial condition.

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

   In fiscal 1996, fiscal 1997, and the 1998 period, approximately 39.9%, 45.8%, and 27.5%, respectively, of the Company's eyeglass frames were manufactured by companies in Japan, and approximately 40.0%, 36.6%, and 29.1%, respectively, of the Company's eyeglass frames were manufactured by companies headquartered in
Hong Kong that have manufacturing facilities in China.   Recent economic
developments have resulted in a stronger U.S. dollar and instability in the Asian-Pacific economies and financial markets. These economic developments have resulted in improved profit margins for the Company, as its cost of goods has decreased for frames purchased in foreign currencies. There can be no assurance, however, that the Asian-Pacific economic instability will not result in an adverse future impact on the business operations of some of the Company's contract manufacturers, which could force the Company to move the manufacture of some styles to other factories. The resulting disruption to the Company's business could have a material adverse effect on the Company's business, operating results and financial condition.

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

   International Sales. International sales accounted for approximately 9.0%, 8.8%, 7.7% and 8.3% of the Company's net sales in fiscal 1995, fiscal 1996, fiscal 1997, and the 1998 period, respectively. These sales were primarily in England, Canada, Australia, New Zealand, France and the Netherlands. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

   Product Returns. The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. According to the 1996 U.S. Optical Industry Handbook, the existence of this policy in the optical business has led to some companies having return rates as high as 20%. While the Company's product returns for fiscal 1995, fiscal 1996, fiscal 1997, and the 1998 period amounted to 11.6%, 12.1%, 12.5%, and 12.2% of gross sales (sales before returns), respectively, and the Company maintains reserves for product returns which it considers adequate, the possibility nonetheless exists that the Company could experience returns at a rate significantly exceeding its historical levels, which could have a material adverse impact on the Company's business, operating results and financial condition.

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

   Management of Growth. The Company has grown rapidly in recent years, with net sales increasing from $9.2 million in fiscal 1992 to $33.2 million in fiscal 1997, and to $29.6 million for the 1998 period, which is a 21.5% increase over the 1997 period. Additionally, the number of employees increased from 41 at November 1, 1992 to 116 at July 31, 1998. The Company's growth has placed substantial burdens on its management resources, and as a result of its growth, the Company has made additions to its management team. Additionally, the Company plans to continue to expand its operations as a result of the introduction of Eddie Bauer Eyewear. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to sustain its historic rate of revenue growth, continue its profitable operations or manage future growth successfully.

   Control by Directors and Executive Officers. The directors and executive officers of the Company owned approximately 54.8% of the Company's outstanding shares at July 31, 1998. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

   No Dividends Anticipated. The Company does not currently intend to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of the Company's business.

   Possible Anti-Takeover Effects. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. No shares of Preferred Stock of the Company were outstanding at July 31, 1998, and the Company has no present intention to issue any shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, which could depress the market value of the Common Stock. In addition, each of the Laura Ashley, Hart Schaffner & Marx and Eddie Bauer licenses allows the licensor to terminate its license upon certain events which under the license are deemed to result in a change in control of the Company. See "--Substantial Dependence Upon Laura Ashley License." The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's 1998 Annual Meeting of Shareholders held on May 15, 1998 (the "Annual Meeting"), the Company's shareholders (a) elected Bernard Weiss, Julie Heldman, Michael Prince, Daniel Warren, Maurice Buchsbaum and Joel Johnson to serve as Directors of the Company until the next annual meeting and until their respective successors have been elected, and (b) approved an amendment to the Company's 1997 Stock Plan to increase from 600,000 shares to 800,000 shares the maximum number of shares of Common Stock that may be issued pursuant to awards granted under the plan. Each Director was elected by a vote of 5,154,879 shares in favor of, and 5,500 shares against, that Director. At the Annual Meeting, 5,098,449 shares were voted in favor of, 58,360 shares were voted against, and 3,570 shares were withheld from voting on the amendment to the Company's 1997 Stock Plan. There were no broker non-votes at the Annual Meeting.


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

     Exhibit 27.1  Financial Data Schedule

   (b)  Reports on Form 8-K

     None

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 14, 1998                 SIGNATURE EYEWEAR, INC.


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