Form 10-K
period 1998-10-31
SIGNATURE EYEWEAR INC
filed 1999-01-29
CIK 1036292

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended October 31, 1998

    or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from               to

                        Commission File Number: 0-23001

                               ----------------

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On January 21, 1999, the Registrant had 5,096,489 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 2,202,080 shares of Common Stock held by non-affiliates of the Registrant as of January 21, 1999 was $9,083,580.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Year 2000" and "Factors That May Affect Future Results" in Item 7 of this Form 10-K, as well as those discussed elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Year 2000" and "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, relationships with licensors, distributors and customers, and the business environment in which the Company operates.

Item 1--Business

General

  Signature Eyewear, Inc. ("Signature" or the "Company") designs, markets and distributes prescription eyeglass frames primarily under exclusive licenses for Laura Ashley Eyewear, Eddie Bauer Eyewear and Hart Schaffner & Marx Eyewear, as well as its own private labels. The Laura Ashley Eyewear collection is one of the leading women's brand-name collections in the United States. The Company attributes its success to its brand-name development process and high quality, creative frame designs. The Company's brand-name development process includes identifying a market niche, obtaining the rights to a carefully selected brand name, producing a comprehensive marketing plan, developing unique in-store displays and creating innovative sales and merchandising programs for independent optical retailers and retail chains. Signature's in-house designers work with many respected frame manufacturers throughout the world to develop high-quality, creative designs which are consistent with each brand-name image.

  The Company's best-selling product line is Laura Ashley Eyewear, which was launched in 1992. Signature's in-house teams design frames and in-store displays which seek to capture the distinctive, feminine image associated with Laura Ashley clothing and home furnishings. Laura Ashley Eyewear styles are feminine and classic, and are positioned in the medium to mid-high price range to reach a broad segment of the women's eyewear market. The Company's net sales of Laura Ashley Eyewear have increased from $2.2 million in fiscal 1992 to $23.1 million in fiscal 1998.

  In March 1998, Signature launched the Eddie Bauer Eyewear collection. The Company had pursued the Eddie Bauer brand name, which had not previously been licensed for prescription eyewear, for its widespread recognition, outdoor heritage, casual styling, and reputation for value and quality. The Eddie Bauer Eyewear collection offers men's and women's styles and is positioned in the medium-price segment of the brand-name prescription market. After the collection was eight months on the market, Eddie Bauer Eyewear's fiscal 1998 net sales of $8.5 million accounted for 20.9% of the Company's net sales, making it the Company's second most popular brand.

  Signature produces "turnkey" marketing, merchandising and sales promotion programs to promote sales at each level in the distribution chain. For optical retailers, the Company develops unique in-store displays, such as its Laura Ashley Eyewear "store within a store" environments. For the sales representatives who call on retail accounts, whether they are employed by distributors or by Signature, the Company creates presentation materials, marketing bulletins, motivational audio and video tapes and other sales tools to facilitate professional presentations, and the Company offers attractive incentive awards for reaching targeted sales levels. For its distributors who sell to independent optical retailers, Signature provides innovative loyalty programs.

  Under the loyalty programs, which generally last from six to ten months, each participating retailer agrees to purchase a specified quantity of frames of new styles released during the program period. Although a participating retailer may cancel at any time, historically most have completed the program and renewed their participation in ensuing years. These "automatic" sales programs have facilitated the widespread placement of new styles in optical retail stores, have increased the Company's leverage with its manufacturers due to the large size of the Company's orders, and have improved the Company's inventory planning. The Company's largest loyalty program is its Laura Ashley Eyewear Loyal Partners program, which at October 31, 1998 had over 4,200 participating retailers in the United States as well as approximately 700 international participants. Capitalizing on the success of the Laura Ashley Loyal Partners program, the Company began its Eddie Bauer Eyewear Loyal Partners Program simultaneously with the launch of the new collection. At October 31, 1998 the initial Eddie Bauer Eyewear Loyal Partners Program had over 3,700 participating retailers. Over 15% of the independent optical retailers in the United States participated in the 1998 Laura Ashley Eyewear Loyal Partners Program and/or the 1998 Eddie Bauer Eyewear Loyal Partners Program.

  The Company's frame styles are developed by its in-house design team, which works in close collaboration with many prominent frame manufacturers throughout the world to develop unique designs and technologies. Signature then contracts with the factories to manufacture the styles they have developed. Signature sells its frames through distributors in the United States and through exclusive distributors in foreign countries. In addition, the Company sells directly through its own sales representatives to major retail chains, including EyeCare Centers of America, Pearle Vision, and LensCrafters, and to independent optical retailers in California and Arizona.

Industry Overview (1)

  Eyewear Consumers. Optical retail sales in the United States have increased during the 1990s. Retail sales of all eyewear products increased from $11.4 billion in 1990 to $15.4 billion in 1997. Correspondingly, retail sales of eyeglass frames increased from $3.87 billion in 1990 to approximately $5.0 billion in 1997. In 1997, approximately 160.8 million Americans, just over 60% of the nation's population, needed some form of vision correction (either eyeglass frames with corrective lenses or contact lenses). More than 91% of people over the age of 45 need corrective eyewear, many due to presbyopia, a condition which makes it difficult to focus on nearby objects, such as small newspaper print. The table below demonstrates how the number of people needing vision correction increases with age.

          Age Breakdown of U.S. Population Needing Vision Correction

                                               Age Group of
                                               Purchasers as
                                   1997         % of Total         % of Age
                                Population     Purchasers of     Group Needing
               Age             (In Millions) Vision Correction Vision Correction
               ---             ------------- ----------------- -----------------
   0-14.......................      58.3             5.7%            15.5%
   15-24......................      36.3             9.5             42.1
   25-44......................      83.5            33.4             64.3
   45-64......................      55.4            31.6             91.7
   65 and up..................      34.1            19.8             93.4
                                   -----           -----
   Total......................     267.6           100.0%
                                   =====           =====

--------
(1) Unless otherwise noted, all the data in this Industry Overview section relates to the eyewear market in the United States. The source for this data is the 1998 U.S. Optical Industry Handbook published by Jobson Publishing Corporation in May 1998.

  The average age of the United States population is expected to increase over the next 25 years, due to the aging of the "baby-boomers" born between 1946 and 1964. As more of the baby-boomers exceed age 45, the Company believes sales of corrective eyewear should increase.

  Sales of eyewear have also increased due to the evolution of eyewear into a fashion accessory. Until the mid-1970s, eyeglass frames were viewed as medical implements which were "dispensed" but never "sold." Because styling was not emphasized, successful frames often remained popular for years, and sometimes for decades. In the mid-1970s, experts from other industries introduced designer names and consumer advertising to the optical industry, as well as sweeping design changes. These changes resulted in increased consumer demand for the new products. Although eyeglass frames are a fashion accessory for many people, the styles are not subject to seasonal changes, and they change less rapidly than styles in the apparel industry.

  Competitive Vision Correction Methods. Currently, there are two methods of correcting vision impairment which compete with prescription eyeglasses: contact lenses and surgery. Although retail sales of contact lens remained flat from 1995 through 1997 at $1.9 billion, their sales as a percentage of total retail sales decreased from 13.5% in 1995 to 12.5% in 1997. The Company believes that sales of contact lenses do not currently materially threaten eyeglass frame sales because many people who wear contact lenses need a pair of eyeglasses for night time and for the days when they decide not to wear their contact lenses.

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

  Optical Retail Outlets. Optical retailers consist of optometrists, opticians and ophthalmologists. There are two main types of optical retailers: independents (with one or two stores) and chains. Chains include national optical retailers such as LensCrafters, Cole Vision Corp. and its subsidiary Pearle Vision, and EyeCare Centers of America, and mass merchandisers such as Wal-Mart and Price Club. In 1997, independent optical retailers had a 61.5% market share, chains had a 32.5% market share, mass merchandisers had a 4.0% market share, and managed care organizations had a 2.0% market share.

Growth Strategy

  The Company intends to capitalize on the success of the Laura Ashley Eyewear and Eddie Bauer Eyewear lines by further diversifying into new lines, adding new products and expanding its distribution. Specific elements of the Company's growth strategy include:

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

  . New Product Lines. The Company intends to expand the marketing of its own private-label collections of frames and may develop one or more additional private-label lines.

  . Sunwear. The Company plans to acquire new brand-name licenses for sunglass frames.

  . International Sales. The Company plans to continue expanding the international markets into which it distributes its eyewear lines.

  . Acquisitions. The Company is exploring the possibility of growth through acquisition of one or more companies whose employees, products or services would help the Company improve its market penetration or expand into new markets.

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

  Frame Design and Quality. The Company's frame styles are developed by its in-house design team, which works in close collaboration with many respected frame manufacturers throughout the world to develop unique designs and technologies. Signature then contracts with its factory partners to manufacture the styles they have co-developed. By these methods, Signature is able to choose the strengths of a variety of factories worldwide, and to avoid reliance on any one factory. Signature's design team currently consists of two designers and a management frame committee, which reviews each style. Signature's designers continue to work closely at each stage of a style's development to assure quality. The Company's frames generally require over 200 production steps to manufacture, including hand soldering of bridges, fronts and endpieces.

  Quality Control. The Company uses only manufacturers capable of meeting Signature's criteria for quality, delivery and attention to design detail. Signature specifies the materials to be used in the frames, and approves drawings and prototypes before committing to production. The Company places its initial orders for each style at least six months before the style is released, and requires the factory to deliver several advance shipments of samples. The Company's quality committee examines every frame in the sample shipments. This process provides sufficient time to resolve problems with a style's quality before its release date. The Company's quality committee selectively examines frames in subsequent shipments to ensure ongoing quality standards. If, at any stage of the quality control process, frames do not meet the Company's quality standards, then the Company returns them to the factory with instructions to improve their quality. If the quality does not meet the Company's standards before a style's release date, the style is not released.

  Limited Quantity of Style Releases. The Company has launched its brand-name collections with five or fewer styles. Further, although for each brand the Company has many designs in different stages of development, it has released no more than three styles per brand per month (each style generally comes in two or three colors and one or two sizes). This strategy has contrasted with many of the Company's competitors, who release many more styles than Signature. The Company believes that its limited release strategy helps to ensure focus on each new style. Further, the Company believes that this strategy has resulted in larger orders per style, which has increased its leverage with the contract manufacturers of its frames.

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

  Loyalty Programs. The Company attributes a significant portion of its success with independent optical retailers in the United States to its loyalty programs. Under these programs, which generally last from six to ten months, each participating retailer agrees to purchase a specified quantity of frames (generally three to six frames per month) of new styles released for that brand during the program period. The Company's loyalty programs benefit the Company, its distributors and participating retailers. The Company and its distributors benefit from the automatic sales and the reorders they generate. The distributors also benefit from the retailers' agreement not to change distributors for that specific program. Retailers benefit from sales of new styles, program-ending gifts, and from the special in-store merchandising (often available first--or only--to participating retailers). Although a retailer may drop out of a loyalty program at any time without penalty, historically the majority of participating retailers have completed the program and renewed their participation in ensuing years. The Company believes this is principally because the frames have sold well and retailers have wanted to earn the attractive incentive awards provided by the Company and its distributors at the end of the program.

  At October 31, 1998, the 1998 Laura Ashley Eyewear Loyal Partners Program had over 4,200 United States participants and over 700 international participants. Each United States participant in the 1998 program agreed to purchase at least 37 Laura Ashley Eyewear frames in accordance with its distributor's release schedule.

  Capitalizing on the success of the Laura Ashley Loyal Partners program, the Company began its Eddie Bauer Eyewear Loyal Partners Program simultaneously with the launch of the new collection. At October 31, 1998 the initial Eddie Bauer Eyewear Loyal Partners Program had over 3,700 participating retailers. Each United States participant in the 1998 program agreed to purchase a total of 30 Eddie Bauer Eyewear frames in accordance with its distributor's release schedule.

  Over 15% of the independent optical retailers in the United States participated in the 1998 Laura Ashley Eyewear Loyal Partners Program and/or the 1998 Eddie Bauer Eyewear Loyal Partners Program.

Products

  The Company's principal products during fiscal 1998 were eyeglass frames sold under the brand names Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, and Jean Nate Eyewear. The Company also has a division that distributes eyeglass frames both under the Company's own private-label brand as well as other companies' brands, and a division that sells brand-name close-outs at discounted prices.

  The following table provides certain information about the market segments, introduction dates and approximate retail prices of the Company's products.

                                                                    Approximate
                                           Customer   Introduction    Retail
             Brand Name/Segment           Gender/Age      Date       Prices(1)
             ------------------           ---------- -------------- -----------
   Laura Ashley
     Prescription........................ Women      March 1992     $125 - 180
     Sunwear............................. Women      March 1993     $ 80 - 100
     Children............................ Girls      June 1993      $ 80 - 100
   Jean Nate Eyewear(2).................. Women      April 1996     $ 70 -  90
   Hart Schaffner & Marx................. Men        September 1996 $140 - 170
   Eddie Bauer........................... Men/Women  March 1998     $100 - 135
   Signature's Lines Private Labels...... Men/Women  1986           $ 70 - 130
                                          Unisex     1987           $ 70 - 130
                                          Boys/Girls 1987           $ 60 -  90

--------
(1) Retail prices are established by retailers, not the Company.
(2) The license for Jean Nate Eyewear was not renewed and the line was discontinued as of September 30, 1998.

 Laura Ashley Eyewear

  Signature's sales growth since 1992 has been primarily attributable to the success of its Laura Ashley Eyewear collection. The Company's net sales of Laura Ashley Eyewear increased from $2.2 million in fiscal 1992 to $24 million in fiscal 1997. Net sales of Laura Ashley Eyewear in fiscal 1998 decreased by 3.8% to $23.1 million as compared to fiscal 1997. Nonetheless, the Laura Ashley Eyewear Collection remains one of the leading women's brand-name collections in the United States.

  Signature pursued Laura Ashley for its strong female following; its feminine styling and image which are renowned worldwide; its significant worldwide retail presence; its distinctive, high quality fabrics, home furnishings and clothing; and its reputation for producing products of enduring quality. Like Laura Ashley clothing and home furnishings, Laura Ashley Eyewear has been designed to be feminine and classic, to be fashionable without being trendy. Signature uses the phrase "premier feminine collection" to describe Laura Ashley Eyewear. The hallmark of Laura Ashley Eyewear is its attention to detail, and the collection is known for its unique designs on the styles' temples, fronts and end pieces. Laura Ashley Eyewear styles have been designed to fit many different face shapes and sizes. The majority of Laura Ashley Eyewear styles have been designed to reach a broad segment of the women's eyewear market. The designs sold as the "City Collection," which was introduced in fiscal 1998, are more fashion-forward, and are aimed at a slightly younger women's market. The more recent Laura Ashley Eyewear styles take advantage of modern technical advances, such as thinner spring hinges (which flex outward and spring back) and lighter metal alloys, both of which permit the manufacture of frames which are thinner and lighter while retaining strength.

  Signature's in-house merchandising team has conceptualized and designed unique in-store "environments" to attract the target customer to the frames. These "environments" are modular, so that a small display is an integral part of a larger one, and retailers of varying sizes can use the displays. In addition, Signature's merchandising team has custom designed point-of-sale displays for its key accounts. The original and second-generation Laura Ashley Eyewear environments were covered with colorful Laura Ashley textured floral-print fabric, which provided the retailer with an instant new look, and, in effect, a Laura Ashley "store within a store." The third-generation display environments have as their centerpiece a wooden chest modeled after antique English furniture. In fiscal 1998, these environments were displayed with a subdued Laura Ashley fabric to provide a subtle feminine accent. The Company intends to introduce new Laura Ashley Eyewear environments in fiscal 1999 retaining the wooden chest, but returning to the use of colorful Laura Ashley fabrics.

  The principal market segment for Laura Ashley Eyewear is women's prescription eyewear. With the addition of the City Collection in fiscal 1998, the Company released 18 Laura Ashley women's eyewear styles, of which 12 were traditional, and six styles were from the City Collection. In addition to these styles, the Company released two styles from its Laura Ashley Sunwear collection, and two styles from Laura Ashley for Girls (see below). Net sales for women's prescription eyewear in the Laura Ashley Eyewear collection were $19.0 million in fiscal 1996, $ 21.6 million in fiscal 1997, and $21.4 million in fiscal 1998.

  Each year since 1993, the Company has released Laura Ashley Sunwear styles during its second fiscal quarter. These frames are delivered to optical retailers with ready-to-wear non-prescription sunglass lenses containing quality UV 400 protection. These lenses can be replaced with prescription sunglass lenses if the customer desires. Net sales of Laura Ashley Sunwear were $0.9 million in fiscal 1996, $0.8 million in fiscal 1997 and $0.7 million in fiscal 1998. In addition to Laura Ashley Sunwear, almost all of the Company's styles can be fitted with sunglass lenses to make them into sunwear. Fiscal 1998 net sales of Laura Ashley Sunwear were impacted by the Company's decision to release only two of the three styles scheduled, because one style did not meet the Company's quality standards.

  Each Summer since 1993, Signature has released Laura Ashley for Girls styles, with their own graphics, targeting girls aged 7-13. Because the frames are designed and produced in small sizes, they have also been purchased from time to time by petite women. Net sales of Laura Ashley for Girls Eyewear were $1.2 million in fiscal 1996, $1.6 million in fiscal 1997, and $1.0 million in fiscal 1998. The $600,000 decrease in net sales of Laura Ashley for Girls in fiscal 1998 from fiscal 1997 was due in large part to the decision by many chains to develop and import their own styles. In fiscal 1999, the Company intends to reposition the Laura Ashley for Girls line, to broaden its appeal by renaming it the "Petites" collection, and by releasing styles aimed to reach women and girls with smaller faces, regardless of age.

  The Company has the exclusive right to market and sell Laura Ashley Eyewear through a license with Laura Ashley entered into in May 1991. The license covers a specified territory including the United States, Canada, the United Kingdom, Australia, New Zealand, Colombia, France, Belgium, and the Netherlands. The Company also has a right of first refusal to distribute Laura Ashley Eyewear in Mexico and all other European countries. The Laura Ashley license terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and generates the required amount of minimum net sales. Laura Ashley may terminate the license before its term expires if (i) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given, (ii) the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable, (iii) the Company fails to propose a selection of styles of eyewear which Laura Ashley in exercising good faith is willing to approve for manufacture and distribution, (iv) the Company fails to have net sales of Laura Ashley Eyewear sufficient to generate minimum royalties in each of any two years, (v) the Company is unable to pay its debts in the ordinary course of business or enters into liquidation, becomes bankrupt or insolvent, or is placed in the control of a receiver or trustee, or (vi) the Company in any year fails to spend a specified percentage of net sales of Laura Ashley Eyewear on advertising and promotion. For purposes of renewal and early termination of the license agreement, the Company must generate total Laura Ashley Eyewear minimum net sales of $10.0 million, $11.0 million, and $12.0 million for the contract years ending January 31, 1999, 2000, and 2001, respectively. The Company has substantially exceeded its minimum net sales requirements each year under the license agreement.

 Eddie Bauer Eyewear

  In June 1997, the Company acquired the exclusive license from Eddie Bauer to market Eddie Bauer Eyewear, a collection of men's and women's prescription eyewear styles. Eddie Bauer, which was founded in 1920, is a subsidiary of Spiegel, Inc. The Company pursued the Eddie Bauer name, which had not previously been licensed for prescription eyewear, for its widespread name recognition, outdoor heritage, casual styling, and reputation for value and quality. Eddie Bauer currently has over 500 retail stores worldwide, and annually distributes approximately 120 million Eddie Bauer merchandise catalogs.

  The Eddie Bauer Eyewear collection, which the Company launched in March 1998, is aimed at a different market niche than any of the Company's other brand names. In accordance with the Company's marketing plan, the collection's frame designs and its marketing, merchandising and sales promotion programs are coordinated so that they capture the Eddie Bauer casual lifestyle image, and its outdoor heritage. Inspired by Eddie Bauer's home furnishings and casual image, Eddie Bauer Eyewear's 1998 frame designs are known for their innovative weathered colorations and granular treatments. The Company also uses customized components on each Eddie Bauer Eyewear frame, to create a uniform image for the entire collection. Moreover, the Company designed point-of-sale graphics displays using the same models shown in Eddie Bauer catalogs, to bring the Eddie Bauer image into retail optical stores. In keeping with Eddie Bauer's commitment to value, the collection consists of medium priced frames, a market-pricing niche which does not currently have many brand-name competitors. The Company believes that its purchasing power and its commitment to frame quality provide it with a competitive advantage in its targeted market niche.

  The Company has the exclusive worldwide right to market and sell Eddie Bauer Eyewear through a license agreement with Eddie Bauer entered into in June 1997. Without the prior written consent of Eddie Bauer, however, the Company may market and sell Eddie Bauer Eyewear only in the United States and in the other countries specified in the license agreement, most notably Japan, the United Kingdom, Germany, France, Australia and New Zealand. The license agreement terminates in December 2002, but the Company may renew it for two three-year terms provided the Company meets certain minimum net sales and royalty requirements and is not in material default. Eddie Bauer may terminate the license before the expiration of its term if (i) a person or entity acquires more than 30% of the Company's outstanding voting securities, and thereby becomes the largest shareholder and owns more shares than Bernard L. Weiss, Julie Heldman, Robert Fried, Robert Zeichick, Michael Prince and Daniel Warren (all of whom are currently directors and/or officers of the Company), or (ii) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given.

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

  The Hart Schaffner & Marx Eyewear collection is targeted at men who are somewhat conservative and interested in quality, comfort and craftsmanship. The Company determined that men are generally concerned about both function and fashion, so the frames contain features which enhance their durability-- the highest quality screws, nosepads and spring hinges--and come with a two-year "no fault, worry-free" warranty. The collection is designed to fit a broad spectrum of men, and selected styles have longer temples and larger sizes than those generally available. Further, some of the styles integrate Hart Schaffner & Marx fabric patterns into the frame designs.

  The Company has the exclusive right to market and sell Hart Schaffner & Marx Eyewear in the United States through a license with Hart Schaffner & Marx entered into in January 1996. The license agreement provides that Hart Schaffner & Marx may not grant to any third person the right to distribute eyeglass and sunglass frames, lenses and other eyewear products under the Hart Schaffner & Marx brand name in any country in the world without first offering the Company the exclusive right to do so. As of January 20, 1999, the Company has begun selling Hart Schaffner & Marx Eyewear in Australia and New Zealand, after obtaining the rights from Hart Schaffner & Marx. The Hart Schaffner & Marx license terminates in June 1999, but may be renewed for three-year terms by the Company in perpetuity provided the Company is not in default under the license agreement. Hart Schaffner & Marx may terminate its license with the Company before the expiration of its term if (i) someone other than Bernard Weiss, Julie Heldman, Robert Fried or Robert Zeichick acquires more than 50% of the Company's outstanding voting securities, (ii) all of Ms. Heldman and Messrs. Weiss, Zeichick and Fried cease to be involved in a significant manner in the exploitation of Hart Schaffner & Marx Eyewear before June 30, 1999 and after the last of such four persons ceases to be involved the Company fails within 90 days to submit a marketing plan for Hart Schaffner & Marx Eyewear that is acceptable to Hart Schaffner & Marx, (iii) the Company sells or otherwise transfers substantially all its assets used in the manufacture, promotion and distribution of eyeglass frames, (iv) the Company does not generate the minimum net sales required by the license for two consecutive years, (v) the Company fails to perform its material obligations under the license agreement and fails to cure that breach within 30 days after notice is given, or (vi) after written notice in the event any of the Company's representations and warranties are not correct in any material respect.

 Jean Nate Eyewear

  In 1995, the Company obtained the license for Jean Nate Eyewear, and developed a collection targeted at women seeking to pay an affordable price (approximately $70 to $90 at retail) for quality brand-name frames which offer unique designs, attention to details, and brand-name identification. "Jean Nate" is a registered trademark of Revlon. The Company commenced selling Jean Nate Eyewear in June 1996, but did not pursue the renewal of the Jean Nate Eyewear license, which terminated on September 30, 1998. Pursuant to the Jean Nate license agreement, the Company may continue the sales of Jean Nate Eyewear through March 1999 to sell down the remaining inventory.

 Signature's Private-Label Collections

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

  To date, the Company has sold the Camelot collection primarily through USA Optical, which is now a division of Signature. Commencing in fiscal 1998, the Company expanded its private-label collections to add different designs and a collection aimed at the growing managed vision care market segment. Net sales of the Company's private-label collections, including the Camelot collection, were $2.0 million, $2.1 million, and $1.6 million in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. USA Optical continues to sell frames from other suppliers as part of its sales mix. USA Optical had total net sales of $3.7 million in fiscal 1996, $3.9 million in fiscal 1997, and $3.5 million in 1998.

 Brand Name Close-Outs

  Another Signature division, Optical Surplus, sells brand-name close-outs (discontinued styles) at discounts. Optical Surplus has also served as a useful outlet for selling the Company's overstocks of its own brand-name products and its own Camelot collection. Using Optical Surplus, the Company is able to control the distribution of its overstocks without disturbing the market. Optical Surplus had total net sales of $1.2 million in fiscal 1996, $1.0 million in fiscal 1997, and $2.0 million in fiscal 1998.

Distribution

  The Company distributes its products through its distributors in the United States and through exclusive distributors in foreign countries; through its own account managers to major optical retail chains, including EyeCare Centers of America, Pearle Vision and LensCrafters; through its own direct sales force, which sells directly to independent optical retailers in California and Arizona; and through telemarketing (USA Optical and Optical Surplus).

  The following table sets forth the Company's net sales by distribution channel for the periods indicated:

                                                         Year Ended October 31,
                                                         -----------------------
                                                          1996    1997    1998
                                                         ------- ------- -------
                                                             (In Thousands)
   Domestic distributors................................ $12,965 $14,402 $17,504
   Optical retail chains................................   7,120   9,297  11,252
   Telemarketing(1).....................................   4,862   4,871   5,592
   International distributors...........................   2,486   2,540   3,473
   Direct sales(2)......................................     847   2,066   3,071
                                                         ------- ------- -------
                                                         $28,280 $33,176 $40,892

--------
(1) USA Optical and Optical Surplus.

(2) The Company began selling directly to independent optical retailers in California in 1996 and Arizona in 1997.

  Domestic Distributors. The Company believes that, to maximize sales of its brand-name eyeglass frames, it must selectively limit its distributors to those who (i) adhere to and implement the Company's marketing strategies, (ii) distribute eyewear to optical retailers that market products consistent with each brand's image and pricing strategy, and (iii) provide a high level of customer service and technical expertise. Moreover, Signature's marketing plans require a significant commitment of time, effort and money on the part of the distributors. At October 31, 1998, the Company had 24 domestic distributors.

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

  The Company has no written agreements with its domestic distributors except written understandings not to resell or divert Laura Ashley Eyewear through unauthorized channels of distribution, and not to expand the territories in which they sell the Company's products without the Company's prior consent. Accordingly, the relationships may be terminated by either party at any time, without penalty (subject, in Signature's case, to any restrictions under applicable state law). See "Factors That May Affect Future Results-- Relationships with Domestic Distributors."

  Optical Retail Chains. Signature sells directly, through its own key account managers, to optical retail chains whose images are compatible with the images of the Company's brand-name eyewear, including EyeCare Centers of America, Pearle Vision and LensCrafters. EyeCare Centers of America and Pearle Vision have each used in-store displays customized by the Company to feature its products, and have dedicated prime floor space to Laura Ashley Eyewear and Eddie Bauer Eyewear.

  Telemarketing. The Company's USA Optical and Optical Surplus divisions sell frames through a form of telemarketing to optical retailers, focusing on establishing long-term, ongoing relationships. USA Optical offers its customers premium incentives, such as first class vacations, electronic equipment and household items for purchasing specified numbers of frames. Many USA Optical customers buy frames from the Company on a monthly basis in order to earn the premiums they have chosen to pursue. USA Optical's annual vacations have been among its most successful premiums, and since 1991 over 300 USA Optical customers have attended one or more of its trips.

  International Distributors. Since 1993, the Company has sold Laura Ashley Eyewear internationally through distributors who have exclusive agreements for defined territories. Before establishing a distributor relationship, Signature reviews the distributor's financial condition and its ability to work closely with the Company in marketing and selling its brand-name products. International distributors must meet specific unit volumes within specified time periods. The large majority of international sales have been of Laura Ashley Eyewear in England, Canada and Australia. The Company began selling Eddie Bauer Eyewear to three international distributors in its third quarter of fiscal 1998. During fiscal 1998, the Company entered into an agreement with a Japanese company to distribute Eddie Bauer Eyewear in Japan, with sales due to begin in the first quarter of fiscal 1999.

  Direct Sales (California and Arizona). Signature began selling directly to independent optical retailers in California in 1996 and in Arizona in 1997. Direct net sales to independent optical retailers in California and Arizona in fiscal 1998 were $3,071,000, a 50% increase over fiscal 1997 net sales. One reason for the increase in net sales is the higher unit price the Company receives when it sells directly to the optical retailer. Another reason was an increase in the number of units sold in California from 49,074 in fiscal 1997 to 81,361 in fiscal 1998. The Company believes the combined increase in dollar and unit volume in California is attributable to the Company's ability to work closely with its own direct sales representatives, who, unlike distributors' sales representatives, are dedicated to selling only the Company's products, and the Company's ability to require its sales representatives to implement the Company's marketing plans.

Contract Manufacturing

  The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process which can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. Signature has used manufacturers principally in Japan, Hong Kong/China, Italy and France.

  Historically, most of the Company's frames were manufactured in Japan, which accounted for approximately 39.9% and 48.9% (in cost) of the frames purchased by the Company in fiscal 1996 and fiscal 1997, respectively. During the past several years, the Company has expanded the number and geographic locations of its contract manufacturers. In fiscal 1998, contract manufacturers in Japan accounted for only 26.7% (in cost) of the frames purchased by the Company, and most of the remaining frames designed by the Company were purchased from contract manufacturers in Hong Kong that have manufacturing facilities in China (40.4%), and in Italy (17.5%). The Company believes that throughout the world there are a sufficient number of manufacturers of high-quality frames so that the loss of any particular frame manufacturer, or the inability to import frames from a particular country, would not materially and adversely affect the Company's business in the long-term. However, because lead times to manufacture the Company's eyeglass frames generally range from 90 to 180 days, an interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company not to meet delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

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

  The Company is not required to pay for any of its frames prior to shipment. Payment terms for the Company's products currently range from cash upon shipment (with a 1% to 3% discount) to terms ranging from 60 to 90 days on open account. For frames imported other than from Hong Kong manufacturers, the Company is obligated to pay in the currency of the country in which the manufacturer is located. In the case of frames purchased from manufacturers located in Hong Kong/China, the currency is United States dollars. For almost all of the Company's other frame purchases, its costs vary based on currency fluctuations, and it generally cannot recover increased frame costs (in United States dollars) in the selling price of the frames.

  The purchase of goods manufactured in foreign countries is subject to a number of risks. See "Factors That May Affect Future Results--Dependence Upon Contract Manufacturers; Foreign Trade Regulation."

Competition

  The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A.; Safilo Group S.p.A.; and Marchon Eyewear, Inc. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that are significantly larger than the Company's, and are thus able to realize a higher gross profit margin. At the distributor level, sales representatives often carry lines of eyewear from other companies, and the Company must vie for their attention. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

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

Employees

  At October 31, 1998, the Company had 130 full-time employees, including 52 in sales and marketing, 15 in customer service and support, 35 in warehouse operations and shipping and 28 in general administration and finance. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 2--Description of Properties

  In the third quarter of fiscal 1998, the Company entered into amendments to its lease to add 20,000 square feet. It took possession of 8,000 square feet of the additional space in fiscal 1998, thus bringing the total leased space to approximately 52,000 square feet, and made certain leasehold improvements to add increased office space. The Company intends to occupy the remaining 12,000 square feet during fiscal 1999. The building is used as the Company's principal executive offices and as a warehouse. The lease for this facility expires in 2005. The Company believes that its existing facility is well maintained and in good operating condition.

Item 3--Legal Proceedings

  The Company is not involved in any material legal proceedings.

Item 4--Submission of Matters to a Vote of Securityholders

  None.

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

  The Company's Common Stock has been traded on the Nasdaq National Market System under the symbol "SEYE" since the commencement of the Company's initial public offering on September 11, 1997. Before that time, there was no public market for the Company's Common Stock. The following table sets forth, for the period indicated, certain high and low prices for the Common Stock as reported by the Nasdaq Stock Market.

                                                                   High    Low
                                                                  ------- ------
   Fiscal Year Ended October 31, 1997
     Fourth Quarter (beginning September 11, 1997)............... $11.875 $8.50
   Fiscal Year Ended October 31, 1998
     First Quarter............................................... $ 9.125 $6.75
     Second Quarter.............................................. $10.375 $7.875
     Third Quarter .............................................. $ 9.50  $7.00
     Fourth Quarter.............................................. $ 7.50  $3.125

  On January 21, 1999, the last sales price of the Common Stock as reported on the Nasdaq Stock Market was $4.125 per share. As of January 21, 1999, there were 24 holders of record of the Common Stock.

Dividends

  The Company was treated as an S Corporation from 1990 through September 15, 1997, the date immediately preceding the closing of its initial public offering. During the period the Company was an S Corporation, its income, whether or not distributed, was taxed for federal and state income tax purposes directly to the holders of the Common Stock, rather than to the Company. As a result of the Company's treatment as an S Corporation, the Company historically provided its shareholders, through dividends, with funds for the payment of income taxes on the earnings of the Company which were included in their taxable income. In addition, the Company paid dividends to shareholders to provide them with a return on their investment. The Company paid dividends of $1,328,000 for fiscal 1996 and $3,982,000 for fiscal 1997. Since September 16, 1997, the Company has been treated as a C Corporation, and has become subject to federal and state corporate income taxes. The Company does not currently intend to pay dividends on its Common Stock and plans to follow a policy of retaining earnings to finance the growth of its business. The Company paid no dividends in fiscal 1998.

Item 6--Selected Financial Data

  The following data should be read in conjunction with the Financial Statements and related notes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Form 10-K.

                                       Year Ended October 31,
                            ---------------------------------------------------
                             1994    1995     1996         1997         1998
                            ------- ------- ---------    ---------    ---------
                                (In Thousands, Except Per Share Data)
Statement Of Income Data:
Net sales.................  $20,051 $23,571   $28,280      $33,176      $40,892
Gross profit..............   10,385  12,582    16,349       19,677       24,343
Total operating expenses..    9,079  10,780    14,027(1)    15,667       20,137
Income from operations....    1,306   1,802     2,322        4,010        4,206
Net income................    1,107   1,635     2,012        3,585        2,750
Net income per share......                                                 0.52
Pro forma net income (2)..      690   1,030     1,265        2,340
Pro forma net income per
 share....................                       0.36(2)      0.61(2)
Weighted average common
 shares outstanding.......                  3,546,519(3) 3,829,822    5,254,156
                                           At October 31,
                            ---------------------------------------------------
                             1994    1995     1996         1997         1998
                            ------- ------- ---------    ---------    ---------
Balance sheet data:
Current assets............  $ 4,676 $ 6,462   $ 8,989      $19,964      $23,548
Total assets..............    5,211   7,260    10,293       21,175       25,151
Current liabilities.......    3,490   4,602     7,207        3,860        5,736
Total liabilities.........    4,350   5,314     7,364        3,863        5,736
Stockholders' equity......      861   1,946     2,929       17,312       19,415

--------
(1) Includes $300,000 in compensation expense recognized by the Company in connection with the issuance of 108,016 shares of Common Stock to an executive officer.

(2) The pro forma presentation reflects a provision for income taxes as if the Company had always been a C corporation.

(3) Pro forma.

Item 7--Management's Discussion and Analysis of Results of Operations and Financial Condition

  The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Year 2000" and "Factors That May Affect Future Results" in this Item 7 of this Form 10-K, as well as those discussed elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Year 2000" and "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, and the business environment in which the Company operates.

  The following discussion and analysis should be read in connection with the Company's Financial Statements and related notes and other financial information included elsewhere in this Form 10-K.

Overview

  The Company derives revenues primarily through the sale of brand-name eyeglass frames, including Laura Ashley Eyewear, Eddie Bauer Eyewear, and Hart Schaffner & Marx Eyewear. The Company also has a division which distributes the Company's own Camelot brand as well as other brands and a division which sells brand-name close-outs at discounted prices.

  Since 1993, the Laura Ashley Eyewear collection has been the leading source of revenue for the Company. Net sales of Laura Ashley Eyewear accounted for 74.6%, 72.5%, and 56.4% of the Company's net sales during fiscal 1996, fiscal 1997, and fiscal 1998, respectively. In March 1998, the Company launched the Eddie Bauer Eyewear collection, which accounted for 20.9% of the Company's 1998 fiscal year net sales although it was on the market for only eight months of that fiscal year. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear line through the development of Eddie Bauer Eyewear and other brand names and product offerings, the Company expects the Laura Ashley Eyewear line to continue to be one of the Company's leading sources of revenue for the foreseeable future. See "Factors That May Affect Future Results--Substantial Dependence Upon Laura Ashley License."

  The Company's cost of sales consists primarily of payments to foreign contract manufacturers that produce frames to the Company's specifications. The complete development cycle for a new frame design typically takes approximately twelve months from the initial design concept to the release. Generally, at least six months are required to complete the initial manufacturing process.

  In 1994, the Company recognized that it was dependent on frame manufacturers located in Japan. Starting in 1995, the Company implemented a program to reduce that dependence by purchasing an increasing percentage of its frames from manufacturers located in other countries, particularly in Hong Kong/China and to a lesser extent in Italy and France. The use of Hong Kong/China manufacturers has also reduced the Company's average frame cost, which has increased the Company's gross margin. In fiscal 1996, fiscal 1997, and fiscal 1998, approximately 39.9%, 48.9%, and 26.7%, respectively, of the Company's eyeglass frames were manufactured by companies in Japan, and approximately 40.0%, 36.6%, and 40.4%, respectively, of the Company's eyeglass frames were manufactured by companies headquartered in Hong Kong that have manufacturing facilities in China. See "Factors That May Affect Future Results-- Dependence Upon Contract Manufacturers; Foreign Trade Regulation."

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

  The Company paid dividends to its shareholders of $550,000, $1,328,000, and $3,982,000 in fiscal 1995, fiscal 1996, and fiscal 1997, respectively. These dividends were paid to the shareholders to pay their income taxes and as a return of their investment. No dividends were paid in fiscal 1998.

  Since September 16, 1997, the Company has been a C Corporation, subject to federal and state corporate income taxes. As a result of this conversion, the Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 1 of Notes to Financial Statements. Currently, the highest federal tax rate for C Corporations is 39% (although the majority of the taxable income is taxed at 34%) and the corporate tax rate in California is 8.84%. The pro forma provision for income taxes in the statement of income data included elsewhere in this Form 10-K shows results as if the Company had always been a C Corporation.

  Financial Accounting Standards No. 109 requires the use of the "liability method" of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in a company's financial statements or tax returns. At October 31, 1998, the Company recorded deferred income tax assets of $368,000 resulting primarily from temporary differences arising from capitalization of inventory costs of $236,000 and state deferred tax liabilities of $101,000. See Note 4 of Notes to Financial Statements.

Results of Operations

  The following table sets forth for the periods indicated selected statements of income data shown as a percentage of net sales. Pro forma operating results reflect adjustments to the historical operating results for federal and state income taxes as if the Company had been taxed as a C Corporation rather than an S Corporation.

                                                               Year Ended
                                                               October 31,
                                                            -------------------
                                                            1996   1997   1998
                                                            -----  -----  -----
   Net sales............................................... 100.0% 100.0% 100.0%
   Cost of sales...........................................  42.2   40.7   40.5
                                                            -----  -----  -----
   Gross profit............................................  57.8   59.3   59.5
                                                            -----  -----  -----
   Operating expenses:
     Selling...............................................  29.4   29.5   32.0
     General and administrative............................  19.9   17.7   17.2
     Relocation expense....................................   0.3    0.0    0.0
                                                            -----  -----  -----
       Total operating expenses............................  49.6   47.2   49.2
                                                            -----  -----  -----
   Income from operations..................................   8.2   12.1   10.3
                                                            -----  -----  -----
   Other income (expense), net.............................  (1.1)  (0.9)   0.9
                                                            -----  -----  -----
   Income before provision for income taxes................   7.1   11.2   11.2
   Provision for income taxes..............................                 4.5
   Pro forma provision for income taxes....................   2.6    4.1
                                                            -----  -----  -----
   Net income..............................................                 6.7%
                                                                          =====
   Pro forma net income....................................   4.5%   7.1%
                                                            =====  =====

Comparison of Fiscal Years 1996, 1997and 1998

  Net Sales. Net sales increased by 17.3% from $28,280,000 for fiscal 1996 to $33,176,000 in fiscal 1997 and by 23.3% to $40,892,000 in fiscal 1998. The increase in net sales from fiscal 1996 to fiscal 1997 resulted from a 14% increase in net sales of Laura Ashley Eyewear to $24,129,000, a 127% increase in net sales of Hart Schaffner & Marx Eyewear to $2,277,000, and a 65% increase in net sales of Jean Nate Eyewear to $1,467,000. The increase in net sales from fiscal 1997 to fiscal 1998 resulted from the launch of Eddie Bauer Eyewear resulting in net sales of $8,532,000 for that line in fiscal 1998. Those additional net sales were offset by a 3.8% decrease in net sales of Laura Ashley Eyewear to $23,100,000, a 4% decrease in net sales of Hart Schaffner & Marx sales to $2,190,000, and an 8% decrease in net sales of Jean Nate Eyewear to $1,346,000. The increase in Laura Ashley Eyewear net sales from fiscal 1996 to fiscal 1997 was due principally to an increase in unit sales and to a lesser extent to an increase in prices for selected frames. The decrease in Laura Ashley Eyewear net sales from fiscal 1997 to fiscal 1998 was due principally to optical market conditions, including increased competition, a decrease in the average price per frame, and to a lesser extent to a decrease in units sold. The increase in net sales of Hart Schaffner & Marx Eyewear and Jean Nate Eyewear from fiscal 1996 to fiscal 1997 was due to an increase in unit sales. The decrease in net sales of Hart Schaffner & Marx Eyewear in fiscal 1998 was due principally to optical market conditions, including increased competition. The decrease in net sales of Jean Nate Eyewear in fiscal 1998 was due in large part to the Company's decision not to pursue the renewal of the license, which expired September 30, 1998.

  Gross Profit. Gross profit was $16,349,000 in fiscal 1996, $19,677,000 in fiscal 1997, and $24,343,000 in fiscal 1998. These increases in gross profit were attributable to increases in net sales as well as improvements in the gross margin, which increased from 57.8% in fiscal 1996 to 59.3% in fiscal 1997 and 59.5% in fiscal 1998. During these years, the Company utilized lower cost frame manufacturers for an increasing percentage of its frames, which has resulted in lower average frame costs. This positive impact on gross margin was augmented in fiscal 1996 and fiscal 1997 due to beneficial currency fluctuations and by increases in the average selling price of frames. Gross margins in all three fiscal years were aided by continuing reductions in import duties and tariffs and favorable currency exchange. Gross margins remained constant in fiscal 1998 due to the Company's ongoing policies regarding pricing and its maintenance of lower average frame costs.

  Operating Expenses. Operating expenses were $14,027,000 in fiscal 1996, $15,667,000 in fiscal 1997, and $20,137,000 in fiscal 1998. The increase from fiscal 1996 to fiscal 1997 resulted predominantly from increased selling expenses. The increase from fiscal 1997 to fiscal 1998 resulted primarily from higher selling expenses commensurate with growth as well as the launch of the Eddie Bauer Eyewear line in March 1998.

  Selling expenses were $8,328,000 in fiscal 1996, $9,797,000 in fiscal 1997, and $13,103,000 in fiscal 1998, representing 29%, 30%, and 32%, respectively, of net sales for such periods. The 18% increase from fiscal 1996 to fiscal 1997 resulted from a $568,000 increase in in-store display expenditures, due primarily to the introduction of new Laura Ashley Eyewear store displays. In addition, in fiscal 1997, convention and trade show expenses increased by $194,000, royalty expense increased by $273,000, and sales salaries and commissions increased by $158,000. The 34% increase from fiscal 1997 to fiscal 1998 resulted primarily from expenditures for in-store displays for Eddie Bauer Eyewear amounting to $850,000; an increase of $748,000 in expenditures in fiscal 1998, for additional eyeglass cases given to certain independent optical retailers; an increase in royalty expenses of $727,000; a $621,000 increase in promotional expenses, due primarily to the introduction of the Eddie Bauer Eyewear line; and a $293,000 increase in promotional expenses for Laura Ashley Eyewear. These increases were offset in part by a $406,000 decrease in expenditures for Laura Ashley Eyewear in-store displays.

  General and administrative expenses were $5,612,000 in fiscal 1996, $5,870,000 in fiscal 1997, and $7,035,000 in fiscal 1998, representing 20%,
18%, and 17%, respectively, of net sales in these periods. The 5% increase from fiscal 1996 to fiscal 1997 resulted from a $682,000 increase in salaries, and a $214,000 increase in depreciation expense, offset in part by a decrease of $340,000 in employee bonuses, and a $300,000 decrease in stock compensation expenses. The 20% increase from fiscal 1997 to fiscal 1998 resulted in large part from a $571,000 increase in salaries and employee bonuses, due mostly to new employees hired during fiscal 1998 to accommodate the Company's growth and continuing investment in its infrastructure.

  Other Income (Expense), Net. Other expense, net, consisted principally of interest expense in fiscal 1996 and fiscal 1997. Interest expense was $338,000 in fiscal 1996 and $360,000 in fiscal 1997. The increase from fiscal 1996 to fiscal 1997 of $22,000 was predominantly due to the increase in borrowings through the bank's credit line as a result of (i) an increase in accounts receivable resulting from higher sales, (ii) a higher level of inventories that the Company maintained to support higher sales levels and better customer service, (iii) capital expenditures relating to improvements of the Company's facilities and the modernization of its computer equipment; and (iv) larger S corporation distributions. Other income, net, in fiscal 1998 was $403,000, due to the Company's repayment of its bank financing in the fourth quarter of fiscal 1997 with the net proceeds of its September 1997 initial public offering, and the interest income resulting from the Company investing a portion of those proceeds.

  Provisions for Income Taxes. On a pro forma basis, income taxes (unaudited) would have amounted to $748,000 in fiscal 1996 and $1,374,000 in fiscal 1997. Income taxes in fiscal 1998 were $1,859,000.

  Net Income. Pro forma net income (unaudited) was $1,265,000 in fiscal 1996 and $2,340,000 in fiscal 1997. Net income in fiscal 1998 was $2,750,000.

Liquidity and Capital Resources

  At October 31, 1998, the Company had $4,257,000 in cash or cash equivalents, of which $3,612,000 was invested in commercial paper with interest rates ranging from 4.84% to 5.53%, and $332,000 was invested in money market funds bearing interest at 4.31%.

  In October 1997, the Company entered into a credit agreement with its commercial bank (the "Credit Agreement"). Under the Credit Agreement, the bank has agreed to provide to the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate ("LIBOR") plus 2% or at the bank's prime rate. At October 31, 1998, no amounts were due to the bank under the Credit Agreement.

  Of the Company's accounts payable at October 31, 1997 and October 31, 1998, $851,000 and $2,174,000, respectively, were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $59,000 at October 31, 1998. See Note 1 of Notes to the Financial Statements.

  The Company's bad debt write-offs were less than 0.2% of net sales for the 1996, 1997 and 1998 fiscal years. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

  As of October 31, 1998, the Company had repurchased on the open market 148,690 shares of its Common Stock at a cost of $646,254 under a stock buyback program initiated in September 1998. The program allows the Company to repurchase up to $1.0 million of its Common Stock from time to time on the open market at prevailing prices.

  The Company believes that its current cash and cash equivalents, cash generated from operations, borrowings under its credit facility, and credit from its suppliers will be sufficient to fund its working capital requirements at least through fiscal 1999.

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

  The following table sets forth certain unaudited results of operations for the twelve fiscal quarters ended October 31, 1998. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.

                                        1996                                1997
                          ----------------------------------  -----------------------------------
                          JAN. 31  APRIL 30 JULY 31  OCT. 31  JAN. 31  APRIL 30  JULY 31  OCT. 31
                          -------  -------- -------  -------  -------  --------  -------  -------
Net sales...............  $5,308    $7,744  $7,050   $8,178   $6,802    $9,236    $8,318   $8,820
Cost of sales...........   2,449     3,177   2,895    3,410    2,882     3,750     3,370    3,496
Gross profit............   2,859     4,567   4,155    4,768    3,920     5,486     4,948    5,324
Operating expenses:
 Selling................   1,472     2,209   2,055    2,592    2,021     2,680     2,403    2,694
 General and
  administrative........     969     1,334   1,554    1,755    1,364     1,443     1,540    1,523
 Relocation expense.....      30        19      17       21        0         0         0        0
Total operating
 expenses...............   2,471     3,562   3,626    4,368    3,385     4,123     3,943    4,217
Income from operations..     388     1,005     529      400      535     1,363     1,005    1,107
Other expense, net......     (67)      (92)    (84)     (66)     (85)     (106)     (104)      (1)
Income before pro forma
 provision for income
 taxes..................     321       913     445      334      450     1,257       901    1,106
                                                                            1998
                                                              -----------------------------------
                                                              JAN. 31  APRIL 30  JULY 31  OCT. 31
                                                              -------  --------  -------  -------
Net sales................................................     $6,722   $12,173   $10,704  $11,292
Cost of sales............................................      2,751     4,826     4,254    4,718
Gross profit.............................................      3,971     7,347     6,450    6,574
Operating expenses:
 Selling.................................................      1,920     3,860     3,568    3,755
 General and administrative..............................      1,511     1,773     1,866    1,884
 Relocation expense......................................          0         0         0        0
Total operating expenses.................................      3,431     5,633     5,434    5,639
Income from operations...................................        540     1,713     1,016      935
Other income, net........................................        114       103        70      116
Income before provision for income taxes.................        654     1,816     1,086    1,051

Inflation

  The Company does not believe its business and operations have been materially affected by inflation.

Year 2000

  Commencing 1996, the Company began a project to address the potential impact of the Year 2000 problem on the processing of date-sensitive information by the information technology systems used by the Company and its key customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. As a result, certain computer programs may recognize a date using "00" as the year 1900 rather than 2000, which could cause miscalculations or system failures. The objectives of the Company's Year 2000 project are to determine and assess the risks of the Year 2000 problem and to plan and institute mitigating actions to minimize those risks to acceptable levels.

  The Company is not heavily dependent upon internally developed information technology systems. The Company's core operations systems are largely standard package systems for business management and inventory control, which have been developed by vendors whose products are widely used in the industry. The Company has already contacted its major information technology vendors and suppliers, and has obtained assurances that the technology is Year 2000 compliant. Between now and its 1999 fiscal year end, the Company will contact its remaining information technology vendors and suppliers as to their Year 2000 compliance to determine what changes, if any, must be made to the information technology systems used by the Company in its operations. The Company does not presently anticipate any material Year 2000 issues or significant expenses from the conversion of its own information systems, databases or programs. However, if the Company's current estimates of the resources required to address and resolve Year 2000 issues prove to be understated, the additional costs and resources required to address the Year 2000 problem could result in a material financial risk. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000 issues, and the Company's inability to implement such systems and changes in a timely manner could have a material adverse effect on future results of operations.

  Because third party failures could have a material impact on the Company's ability to conduct business, the Company will be sending questionnaires to substantially all of the Company's key vendors and business partners, including manufacturers of the Company's eyeglass frames and significant retailers of the Company's products. The purposes of these questionnaires are to obtain reasonable assurances about the Year 2000 readiness status of these key vendors and business partners, and their plans to become Year 2000 compliant. The returned questionnaires will be assessed by the Company, categorized based upon readiness for the Year 2000, and prioritized in order of significance to the business of the Company. To the extent that vendors and business partners do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed. At this time, the Company does not know what measures its customers and vendors have taken to address the Year 2000 problem or how that problem's effect on its customers and vendors will impact the Company. Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, the failure by any of these key vendors or customers to adequately address the Year 2000 problem could result in disruptions in the supply or sale of the Company's products, either of which would have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Factors That May Affect Future Results

  The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

 Substantial Dependence upon Laura Ashley License

  Net sales of Laura Ashley Eyewear accounted for 74.6%, 72.5%, and 56.4% of the Company's net sales in fiscal 1996, fiscal 1997, and fiscal 1998, respectively. In March 1998, the Company launched the Eddie Bauer Eyewear collection, which accounted for 20.9% of the Company's 1998 fiscal year net sales although it was on the market for eight months of that fiscal year. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear line through the development of Eddie Bauer Eyewear and other brand names and product offerings, the Company expects the Laura Ashley Eyewear line to continue to be one of the Company's leading sources of revenue for the foreseeable future. The Company manufactures Laura Ashley Eyewear through an exclusive license with Laura Ashley entered into in 1991. The Laura Ashley license terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. Laura Ashley may terminate the license before its term expires if (i) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given, (ii) the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable, (iii) the Company fails to propose a selection of styles of eyewear which Laura Ashley in exercising good faith is willing to approve for manufacture and distribution, (iv) the Company fails to have net sales of Laura Ashley Eyewear sufficient to generate minimum royalties in each of any two years, (v) the Company is unable to pay its debts in the ordinary course of business or enters into liquidation, becomes bankrupt or insolvent, or is placed in the control of a receiver or trustee, or (vi) the Company in any year fails to spend a specified percentage of net sales of Laura Ashley Eyewear on advertising and promotion. For purposes of renewal and early termination of the license agreement, the Company must generate total Laura Ashley Eyewear minimum net sales of $10,000,000, $11,000,000, and $12,000,000 for the contract years ending January 31, 1999, 2000 and 2001, respectively. The Company has substantially exceeded its minimum net sales requirements each year under the license agreement. The termination of the Laura Ashley Eyewear license would have a material adverse effect on the Company's business, operating results and financial condition.

 Approval Requirements of Brand-Name Licensors

  The Company's business is predominantly based on its brand-name licensing relationships. In addition to its licensing relationship with Laura Ashley, the Company licenses the right to use proprietary marks from Eddie Bauer and Hart Schaffner & Marx. Each of the Laura Ashley, Eddie Bauer and Hart Schaffner & Marx licenses requires mutual agreement of the parties for significant matters. Each of these licensors has final approval over all eyeglass frames and other products bearing the licensor's proprietary marks, and the frames must meet the licensor's general design specifications and quality standards. Consequently, each licensor may, in the exercise of its approval rights, delay the distribution of eyeglass frames bearing its proprietary marks. The Company expects that each future license it obtains will contain similar approval provisions. Accordingly, there can be no assurance that the Company will be able to continue to maintain good relationships with each licensor, or that the Company will not be subject to delays resulting from disagreements with, or an inability to obtain approvals from, its licensors. These delays could materially and adversely affect the Company's business, operating results and financial condition.

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

  In fiscal 1996, fiscal 1997, and fiscal 1998 approximately 39.9%, 48.9%, and 26.7% respectively, of the Company's eyeglass frames were manufactured by companies in Japan, and approximately 40.0%, 36.6%, and 40.4% respectively, of the Company's eyeglass frames were manufactured by companies headquartered in Hong Kong that have manufacturing facilities in China. Recent economic developments have resulted in a stronger U.S. dollar and instability in the Asian-Pacific economies and financial markets. These economic developments have resulted in improved profit margins for the Company, as its cost of goods has decreased for frames purchased in foreign currencies. There can be no assurance, however, that the Asian-Pacific economic instability will not result in an adverse future impact on the business operations of some of the Company's contract manufacturers, which could force the Company to move the manufacture of some styles to other factories. The resulting disruption to the Company's business could have a material adverse effect on the Company's business, operating results and financial condition.

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

 Relationships with Domestic Distributors

  The Company distributes its eyeglass frames to independent optical retailers in the United States (other than California and Arizona) largely through distributors who sell competing lines of eyeglass frames. The optical industry is undergoing a period of consolidation, and during fiscal 1997 and fiscal 1998, three of the Company's distributors were acquired by other companies. Although the Company believes that its distributors currently devote a great deal of time and resources to promoting the Company's products, there can be no assurance that these distributors will continue to do so. The Company does not have written agreements with its domestic distributors except for written understandings not to resell or divert Laura Ashley Eyewear through unauthorized channels of distribution, and not to expand the territories in which they sell the Company's products without the Company's prior consent. Accordingly, the Company's domestic distributors may spend an increased amount of effort and resources marketing competing products, and may terminate their relationships with the Company at any time without penalty. There can be no assurance that the informal nature of the Company's relationships with its domestic distributors will not lead to disagreements between the Company and its distributors or between the distributors themselves, which could have a material adverse impact on the Company's business, operating results and financial condition. See "Business--Distribution."

 International Sales

  International sales accounted for approximately 8.8%, 7.7% and 8.4% of the Company's net sales in fiscal 1996, fiscal 1997, and fiscal 1998 respectively. These sales were primarily in England, Canada, Australia, New Zealand, France and the Netherlands. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

 Product Returns

  The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. According to the 1996 U.S. Optical Industry Handbook, the existence of this policy in the optical business has led to some companies having return rates as high as 20%. While the Company's product returns for fiscal 1996, fiscal 1997, and fiscal 1998 amounted to 12.1%, 12.5%, and 13.8% of gross sales (sales before returns), respectively, and while the Company maintains reserves for product returns which it considers adequate, the possibility exists that the Company could experience returns at a rate significantly exceeding its historical levels, which could have a material adverse impact on the Company's business, operating results and financial condition.

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

 Dependence on Key Personnel

  The Company's success has and will continue to depend to a significant extent upon its executive officers, including Bernard Weiss (Chief Executive Officer), Julie Heldman (President), Michael Prince (Chief Financial Officer), Robert Fried (Senior Vice President of Marketing) and Robert Zeichick (Vice President of Advertising and Sales Promotion). The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company has entered into employment agreements with each of Ms. Heldman and Messrs. Weiss, Prince, Fried and Zeichick, pursuant to which they have agreed to render services to the Company until October 31, 2000. The Company maintains and is the sole beneficiary of "key person" life insurance on Ms. Heldman and Messrs. Weiss, Prince, Fried and Zeichick in the amount of $1,500,000 each. In the event of the death of an executive officer, a portion of the proceeds of the applicable policy would be used to pay the Company's obligation under the officer's employment agreement. There can be no assurance that the remaining proceeds of these policies will be sufficient to offset the loss to the Company due to the death of that executive officer. In addition, the Company's future success will depend in large part upon its ability to attract, retain and motivate personnel with a variety of creative, technical and managerial skills. There can be no assurance that the Company will be able to retain and motivate its personnel or attract additional qualified members to its management staff. The inability to attract and retain the necessary managerial personnel could have a material adverse effect on the Company's business, operating results and financial condition.

 Management of Growth

  The Company has grown rapidly in recent years, with net sales increasing from $20.1 million in fiscal 1994 to $40.9 million in fiscal 1998, and the number of employees increasing from approximately 50 at October 31, 1994 to 130 at October 31, 1998. The Company's growth has placed substantial burdens on its management resources, and as a result of its growth, the Company has made additions to its management team. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to sustain its historic rate of revenue growth, continue its profitable operations or manage future growth successfully.

 Control by Directors and Executive Officers

  The directors and executive officers of the Company own approximately 56.8% of the Company's outstanding shares. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

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

 Possible Anti-Takeover Effects

  The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. Following the Offering, no shares of Preferred Stock of the Company will be outstanding, and the Company has no present intention to issue any shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, which may depress the market value of the Common Stock. In addition, each of the Laura Ashley, Hart Schaffner & Marx, and Eddie Bauer licenses allows the licensor to terminate its license upon certain events which under the license are deemed to result in a change in control of the Company. See "--Substantial Dependence Upon Laura Ashley License." The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

  Foreign Currency Risks. During fiscal 1998, a maximum of $2,174,000 and a minimum of $667,000 of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $59,000 at October 31, 1998.

  International sales accounted for approximately 8.4% of the Company's net sales in fiscal 1998. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

  Interest Rate Risk. Under the Company's Credit Agreement, its bank has agreed to provide the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate ("LIBOR") plus 2%, or at the bank's prime rate. At October 31, 1998, no amounts were due to the bank under the Credit Agreement. Any interest which may in the future become payable on the Company's bank line of credit will be based on variable interest rates and will therefore be affected by changes in market interest rates.

  In addition, the Company has fixed income investments consisting of cash equivalents, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Item 8--Financial Statements And Supplementary Data

                            SIGNATURE EYEWEAR, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
INDEPENDENT AUDITORS' REPORT..............................................  29

FINANCIAL STATEMENTS:

  Balance Sheets, October 31, 1998 and 1997...............................  30

  Statement of Income, Years Ended October 31, 1998, 1997 and 1996........  31

  Statement of Changes in Stockholders' Equity, Years Ended October 31,
   1998, 1997 and 1996....................................................  32

  Statement of Cash Flows, Years Ended October 31, 1998, 1997 and 1996....  33

  Notes to the Financial Statements.......................................  34

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Signature Eyewear, Inc.

  We have audited the accompanying balance sheets of SIGNATURE EYEWEAR, INC. as of October 31, 1998 and 1997 and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Signature Eyewear, Inc. as of October 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

/s/ Altschuler, Melvoin & Glasser LLP

Los Angeles, California
December 24, 1998

                            SIGNATURE EYEWEAR, INC.

                                 BALANCE SHEETS

                           October 31, 1998 and 1997

                        ASSETS                             1998        1997
                        ------                         ------------ -----------
Current Assets:
  Cash and cash equivalents........................... $  4,256,655 $ 8,133,423
  Accounts receivable, trade (net of allowance for
   doubtful accounts of $71,468 in October 31, 1998
   and $60,316 in 1997)...............................    5,854,722   4,013,518
  Inventories.........................................   11,308,589   6,827,613
  Deferred tax asset (Note 4).........................      368,000     221,000
  Income taxes refundable.............................      186,481           0
  Prepaid expenses and other current assets...........    1,573,627     768,368
                                                       ------------ -----------
                                                         23,548,074  19,963,922
                                                       ------------ -----------
Property and Equipment (net of accumulated
 depreciation and amortization--Note 2)...............    1,472,954   1,079,536
                                                       ------------ -----------
Other Assets:
  Deferred tax asset (Note 4).........................        7,000           0
  Deposits and other assets...........................      123,312     131,857
                                                       ------------ -----------
                                                            130,312     131,857
                                                       ------------ -----------
                                                       $ 25,151,340 $21,175,315
                                                       ============ ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Accounts payable, trade............................. $  4,309,026 $ 2,217,923
  Income taxes payable................................            0     346,000
  Accrued expenses and other current liabilities......    1,427,369   1,295,587
                                                       ------------ -----------
                                                          5,736,395   3,859,510
                                                       ------------ -----------
Other Liabilities.....................................            0       4,211
                                                       ------------ -----------
Commitments and Contingencies (Note 5)
Stockholders' Equity (Note 8):
  Preferred stock.....................................            0           0
  Common stock (5,119,337 shares issued and
   outstanding at October 31, 1998 and 5,268,027
   shares issued and outstanding at October 31,
   1997)..............................................        9,251       9,400
  Paid-in capital.....................................   14,544,284  15,190,389
  Retained earnings...................................    4,861,410   2,111,805
                                                       ------------ -----------
                                                         19,414,945  17,311,594
                                                       ------------ -----------
                                                       $ 25,151,340 $21,175,315
                                                       ============ ===========

         The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                              STATEMENT OF INCOME

                  Years Ended October 31, 1998, 1997 and 1996

                                            1998         1997         1996
                                         -----------  -----------  -----------
Net Sales............................... $40,891,882  $33,175,733  $28,280,086
Cost of Sales...........................  16,549,083   13,498,250   11,931,299
                                         -----------  -----------  -----------
Gross Profit............................  24,342,799   19,677,483   16,348,787
                                         -----------  -----------  -----------
Operating Expenses:
  Selling...............................  13,102,635    9,805,413    8,328,296
  General and administrative............   7,034,515    5,861,815    5,595,281
  Relocation expense....................           0            0       86,871
                                         -----------  -----------  -----------
                                          20,137,150   15,667,228   14,010,448
                                         -----------  -----------  -----------
Income from Operations..................   4,205,649    4,010,255    2,338,339
                                         -----------  -----------  -----------
Other Income (Expense):
  Interest expense......................      (8,227)    (359,604)    (338,373)
  Sundry income.........................     411,183       63,152       29,196
                                         -----------  -----------  -----------
                                             402,956     (296,452)    (309,177)
                                         -----------  -----------  -----------
Income before Income Taxes..............   4,608,605    3,713,803    2,029,162
Provision for Income Taxes (Note 4).....   1,859,000      128,800          800
                                         -----------  -----------  -----------
Net Income.............................. $ 2,749,605  $ 3,585,003  $ 2,028,362
                                         ===========  ===========  ===========
Earnings Per Share, Basic and Diluted:
  Earnings per common share............. $      0.52
                                         ===========
  Weighted average number of common
   shares outstanding...................   5,254,156
                                         ===========


         The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended October 31, 1998, 1997 and 1996

                           Common Stock
                         -----------------
                         Number of
                          Shares    Stated    Paid-in     Retained
                          Issued    Value     Capital     Earnings       Total
                         ---------  ------  -----------  -----------  -----------
Balance, November 1,
 1995 (Note 8).......... 3,492,511  $7,500  $   113,261  $ 1,824,751  $ 1,945,512
Net Income..............         0       0            0    2,011,769    2,011,769
Issuance of Common
 Stock..................   108,016     232      299,768            0      300,000
Dividends Paid..........         0       0            0   (1,328,144)  (1,328,144)
                         ---------  ------  -----------  -----------  -----------
Balance, October 31,
 1996................... 3,600,527   7,732      413,029    2,508,376    2,929,137
Net Income..............         0       0            0    3,585,003    3,585,003
Issuance of Common
 Stock.................. 1,667,500   1,668   14,777,360            0   14,779,028
Dividends Paid..........         0       0            0   (3,981,574)  (3,981,574)
                         ---------  ------  -----------  -----------  -----------
Balance, October 31,
 1997................... 5,268,027   9,400   15,190,389    2,111,805   17,311,594
Net Income..............         0       0            0    2,749,605    2,749,605
Repurchases of Common
 Stock (Note 8).........  (148,690)   (149)    (646,105)           0     (646,254)
                         ---------  ------  -----------  -----------  -----------
Balance, October 31,
 1998................... 5,119,337  $9,251  $14,544,284  $ 4,861,410  $19,414,945
                         =========  ======  ===========  ===========  ===========


         The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                            STATEMENT OF CASH FLOWS

                  Years Ended October 31, 1998, 1997 and 1996

                                            1998          1997         1996
                                         -----------  ------------  -----------
Cash Flows from Operating Activities:
  Net income...........................  $ 2,749,605  $  3,585,003  $ 2,011,769
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization......      557,668       446,395      249,013
    Provision for bad debts............       11,152        15,316       20,972
    Stock compensation.................            0             0      300,000
    Deferred income taxes..............     (157,000)     (218,000)           0
    Changes in assets--(increase)
     decrease:
      Accounts receivable, trade.......   (1,852,356)     (179,084)  (1,125,431)
      Inventories......................   (4,480,976)   (2,191,685)  (1,007,977)
      Prepaid expenses and other
       assets..........................     (983,195)     (347,619)    (310,439)
    Changes in liabilities--increase
     (decrease):
      Accounts payable, trade..........   (2,091,103)     (354,022)   1,005,926
      Income taxes payable.............     (346,000)      346,000            0
      Accrued expenses and other
       liabilities.....................      130,571       (46,854)     249,931
                                         -----------  ------------  -----------
  Net cash provided by (used in)
   operating activities................   (2,279,428)    1,055,450    1,393,764
                                         -----------  ------------  -----------
Cash Flows Used in Investing
 Activities:
  Purchases of property and equipment..     (951,086)     (485,557)    (655,074)
                                         -----------  ------------  -----------
Cash Flows from Financing Activities:
  Borrowings on note payable, bank.....            0     8,850,000    9,310,000
  Repayments on note payable, bank.....            0   (11,950,000)  (7,965,000)
  Borrowings on long-term debt.........            0       500,000            0
  Principal payments on long-term
   debt................................            0      (848,323)    (207,371)
  Principal payments on notes payable,
   stockholders........................            0             0     (362,500)
  Dividends paid.......................            0    (3,981,574)  (1,328,144)
  Issuance (repurchases) of common
   stock...............................     (646,254)   14,779,028            0
                                         -----------  ------------  -----------
  Net cash provided by (used in)
   financing activities................     (646,254)    7,349,131     (553,015)
                                         -----------  ------------  -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................   (3,876,768)    7,919,024      185,675
Cash and Cash Equivalents, Beginning of
 Year..................................    8,133,423       214,399       28,724
                                         -----------  ------------  -----------
Cash and Cash Equivalents, End of
 Year..................................  $ 4,256,655  $  8,133,423  $   214,399
                                         ===========  ============  ===========
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the year for:
    Interest...........................  $     8,227  $    383,221  $   337,575
                                         ===========  ============  ===========
    Income taxes.......................  $ 2,555,677  $      1,220  $       800
                                         ===========  ============  ===========
Supplemental Schedule of Noncash
 Investing and Financing Activities:
  Purchase of equipment financed by
   capital lease obligations...........  $         0  $          0  $    18,623
                                         ===========  ============  ===========

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

    Effective September 16, 1997, the Company's S corporation status was terminated upon its IPO. As a result of this termination, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred income taxes are provided for temporary differences between financial statement and tax bases of certain assets and liabilities. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax bases of assets and liabilities (Note 4).

    Cash Equivalents--The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

    Financial Instruments--The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the financial statements.

                            SIGNATURE EYEWEAR, INC.

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

    Reporting Comprehensive Income--Statement of Financial Accounting Standards No. 130 is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will adopt the Statement beginning in fiscal 1999. However, adoption of the Statement is not expected to have a significant impact because the Company currently does not have any items of other comprehensive income in its financial statements.

    Disclosures about Segments of an Enterprise and Related Information-- Statement of Financial Accounting Standards No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Statement establishes standards for the way that companies report information about operating segments in interim financial reports issued to shareholders. The Company will adopt the Statement beginning in fiscal 1999. However, adoption of Statement No. 131 is not expected to have a significant impact on the Company because the Company currently operates in only one industry segment.

    Disclosures about Pensions and Other Postretirement Benefits--Statement of Financial Accounting Standards No. 132 is effective for fiscal years beginning after December 15, 1997. This Statement specifies amended disclosure requirements regarding pensions and other postretirement benefits. The Company will adopt these new disclosure requirements beginning in fiscal 1999.

    Accounting for Derivative Instruments and Hedging Activities--Statement of Financial Accounting Standards No. 133 is effective for fiscal years beginning after June 15, 1999. This Statement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement and therefore believes that adoption will not have a significant impact on financial condition or operating results.

    Reclassifications--Certain reclassifications have been made to previously reported financial statements to conform to this year's presentation and has no effect on previously reported net income.

                            SIGNATURE EYEWEAR, INC.

Note 2--Property and Equipment

  Property and equipment (stated at cost) as of October 31, 1998 and 1997 consisted of the following:

                                            Periods of
                                           Depreciation
                                                or
                                           Amortization     1998       1997
                                           ------------- ---------- ----------
   Office furniture and fixtures..........       7 years $  591,071 $  430,742
   Computer equipment.....................  3 to 7 years    883,073    717,729
   Software...............................       3 years    572,541    572,195
   Vehicles...............................       7 years    129,718    153,141
   Leasehold improvements................. Term of lease    619,784    191,346
   Machinery and equipment held under
    capitalized leases....................       5 years    140,438    140,438
                                                         ---------- ----------
                                                          2,936,625  2,205,591
   Less accumulated depreciation and
    amortization (including amortization
    on capitalized leases of $122,999 in
    1998 and $112,949 in 1997)............                1,463,671  1,126,055
                                                         ---------- ----------
   Net book value.........................               $1,472,954 $1,079,536
                                                         ========== ==========

  Provision for depreciation and amortization charged to operations for the years ended October 31, 1998, 1997, and 1996 amounted to $557,668, $446,395 and $232,784, respectively (including capitalized lease amortization of $10,050, $18,256 and $26,587, respectively).

Note 3--Note Payable, Bank

  At October 31, 1998, the Company had available, pursuant to a revolving Credit Agreement (which expires in March 2000) (the "Credit Agreement") with its commercial bank (the "Bank"), the use of letters of credit, banker's acceptances and loans in the aggregate amount of $5,000,000. At the Company's option, interest under the Credit Agreement may be based on the London Interbank Offered Rate ("LIBOR"), plus 2.0% or at the Bank's prime rate. At October 31, 1998 and 1997, the Company had no outstanding borrowings under the Credit Agreement.

  The Credit Agreement contains various covenants including requirements for the maintenance of minimum tangible net worth (as defined) and certain financial ratios. The Company was in compliance with these covenants at October 31, 1998 and 1997.

                            SIGNATURE EYEWEAR, INC.

Note 4--Income Taxes

  Through the period ended September 15, 1997 and for the year ended October 31, 1996, the Company had been treated as an S corporation under the Internal Revenue Code and therefore no provisions for income taxes were reflected for the Company in the financial statements for such periods (see Note 1).

  Income tax expense (benefit) consisted of the following:

                                                      1998       1997     1996
                                                   ----------  ---------  ----
   Current:
     Federal...................................... $1,653,000  $ 270,970  $  0
     State........................................    363,000     75,830   800
   Deferred.......................................   (157,000)   (48,000)    0
   Deferred taxes relating to change in tax
    status........................................          0   (170,000)    0
                                                   ----------  ---------  ----
                                                   $1,859,000  $ 128,800  $800
                                                   ==========  =========  ====

  At October 31, 1998 and 1997, the Company's net deferred tax asset and liability consisted of the following:

                                                           1998       1997
                                                         ---------  ---------
   Current:
     Deferred tax assets:
       Allowance for doubtful accounts.................. $  31,000  $  26,000
       Capitalization of inventory costs................   236,000    157,000
       State deferred tax liabilities...................   101,000     38,000
                                                         ---------  ---------
   Net current deferred tax asset....................... $ 368,000  $ 221,000
                                                         =========  =========
   Long-term:
     Deferred tax liability--excess depreciation taken
      for income tax reporting purposes................. $( 11,000) $( 20,000)
     Deferred tax asset--state deferred tax
      liabilities.......................................    18,000     17,000
                                                         ---------  ---------
   Net long-term deferred tax asset (liability)......... $   7,000  $  (3,000)
                                                         =========  =========

  A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

                                                        1998        1997
                                                     ----------  -----------
   Computed income tax expense at federal statutory
    rate............................................ $1,567,000  $ 1,263,000
   Increase (reduction) resulting from:
     State income taxes.............................    363,000       75,000
     Effect of S corporation earnings not taxed.....          0   (1,022,000)
     Deferred taxes relating to change in tax
      status........................................          0     (170,000)
     Tax credits....................................    (70,000)
     All other (net)................................     (1,000)     (17,200)
                                                     ----------  -----------
                                                     $1,859,000  $   128,800
                                                     ==========  ===========

                            SIGNATURE EYEWEAR, INC.

Note 5--Commitments

  Operating Leases--The Company maintains its offices and warehouse in leased facilities in Inglewood, California, under an operating lease which expires on May 31, 2005. The lease agreement provides for minimum monthly rental payments ranging from $29,200 presently and increasing to $34,200 for the last five years of the lease. The Company is also responsible for the payment of (i) common area operating expenses (as defined), (ii) utilities, and (iii) insurance. The security deposit on the lease includes a $70,000 irrevocable standby letter of credit in favor of the lessor. The lease agreement provides for an option to extend the term of the lease for five additional years.

  Future minimum lease payments (excluding common area operating expenses, property taxes, utilities and insurance) under the lease at October 31, 1998 are as follows:

     October 31,                                                        Amount
     -----------                                                      ----------
     1999............................................................ $  355,400
     2000............................................................    382,400
     2001............................................................    410,400
     2002............................................................    410,400
     2003............................................................    410,400
     Thereafter......................................................    649,800
                                                                      ----------
                                                                      $2,618,800
                                                                      ==========

  Total rent expense for the years ended October 31, 1998, 1997 and 1996 amounted to $327,269, $289,198 and $254,091, respectively.

  License Agreements--The Company has a license agreement with Laura Ashley Manufacturing, B.V. and Laura Ashley Limited, which grants the Company certain rights to use "Laura Ashley" trademarks in connection with the distribution, marketing and sale of Laura Ashley eyewear products. The license period extends through January 31, 2001, with automatic one-year renewals thereafter through at least 2006, provided that specified minimum sales are achieved.

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

  The Company had a license agreement with Revlon Consumer Products Corporation, which granted the Company certain rights to use "Jean Nate" trademarks in connection with the distribution, marketing and sale of Jean Nate eyewear products. The license agreement expired on September 30, 1998 and was not renewed.

                            SIGNATURE EYEWEAR, INC.

  Total minimum royalties under all of the Company's license agreements are as follows:

     October 31,                                                        Amount
     -----------                                                      ----------
     1999............................................................ $1,061,250
     2000............................................................  1,388,750
     2001............................................................    870,000
     2002............................................................    675,000
     2003............................................................    112,500
                                                                      ----------
                                                                      $4,107,500
                                                                      ==========

  Total royalty expense charged to operations for the years ended October 31, 1998, 1997 and 1996 amounted to $2,460,329, $1,732,873 and $1,459,559, respectively.

  Employment Agreements--Certain executive officers have each entered into an employment agreement with the Company. Pursuant to each agreement, the officer has agreed to render services until October 31, 2000, and will be entitled to a stated salary subject to increases from time to time as approved by the Board of Directors or Compensation Committee. The aggregate commitment for future salaries at October 31, 1998, excluding bonuses, was approximately $1,780,000.

Note 6--Stock Warrants and Options

  In connection with the IPO, in September 1997 the Company sold to Fechtor, Detwiler & Co., Inc. and Van Kasper Company, the managing underwriters of the offering (the "Underwriters"), warrants to purchase 180,000 shares of common stock for $12 per share. The warrants are exercisable during the period from September 16, 1998 through September 16, 2002. No warrants were exercised during the year ended October 31, 1998.

  The Company adopted a Stock Plan (the "Plan") in May 1997. Pursuant to the Plan, as amended, a maximum of 800,000 shares of common stock may be issued from time to time to directors, officers, employees and consultants pursuant to awards such as stock options and restricted stock sales. The Plan terminates in 2007. No compensation expense was required to be recorded over the respective service periods required of the optionees for existing options, because the exercise price was not less than the fair market value of the common stock on the date of grants. The following is a summmary of stock option activity under the Plan:

                                                    1997             1998
                                              ---------------- -----------------
                                                      Exercise          Exercise
                                              Shares   Price   Shares    Price
                                              ------- -------- -------  --------
     Outstanding--Beginning of Year..........       0     --   454,250   $10.00
     Granted................................. 454,250  $10.00   43,500   $10.00
     Canceled................................       0     --   (20,750)  $10.00
     Exercised...............................       0     --         0      --
                                              -------          -------
     Outstanding--End of Year................ 454,250  $10.00  477,000   $10.00
                                              =======          =======

  The following is a summary of plan stock options outstanding at October 31, 1998:

                          Number of   Remaining   Number of
                           Options   Contractual Exercisable
         Exercise Price  Outstanding    Life       Options
         --------------  ----------- ----------- -----------
             $10.00        477,000         9       153,250

                            SIGNATURE EYEWEAR, INC.

  The Company has adopted only the disclosure provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and continues to account for stock options in accordance with APB Opinion 25.

  On a pro-forma basis, the effect of stock-based compensation had the Company adopted FAS 123 is as follows:

                                                                        1998
                                                                     ----------
     Net Income:
       As reported.................................................. $2,749,605
       Pro-forma.................................................... $2,242,005
     Basic and Diluted Earnings per Share:
       As reported.................................................. $     0.52
       Pro-forma.................................................... $     0.43

  The weighted-average grant date fair value of options granted was $3.16 during 1998. Fair value of options was calculated by using the Block-Scholes options pricing model using the following assumptions for 1998 activity:

   Expected life (years)................................................     6
   Risk free interst rate...............................................  5.00%
   Expected volatility.................................................. 82.15%
   Dividend yield.......................................................  0.00%

Note 7--Earnings per Share

  The Company has adopted Statement of Financial Accounting Standards No. 128 which establishes standards for computing and presenting earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share is calculated as follows:

                                           For the Year Ended October 31, 1998
                                           -----------------------------------
                                           Net Income     Shares     Per-Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------- ---------
   Basic and diluted EPS:
     Income available to common
      stockholders........................ $2,749,605    5,254,156     $0.52
                                           ==========    =========     =====

  For the year ended October 31, 1998, there was no difference between basic and diluted EPS. Warrants and options to purchase 180,000 shares and 477,000 shares, respectively, of common stock at $12 and $10 per share, respectively, were outstanding during the year. They were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common stock during the year ended October 31, 1998.

Note 8--Stockholders' Equity

  The Company's Articles of Incorporation authorized 30,000,000 shares of common stock, par value $.001 per share and 5,000,000 shares of preferred stock, par value $.001 per share. In June 1997, a 3.175 to 1 split of the Company's common stock was effected. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock splits.

                            SIGNATURE EYEWEAR, INC.

  The Board of Directors has the authority to issue the authorized and unissued preferred stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without stockholder approval. No shares of the preferred stock were issued as of October 31, 1998.

  In September 1998, the Board of Directors authorized the repurchase of up to $1,000,000 of the Company's common stock in the open market. As of October 31, 1998, the Company had repurchased 148,690 shares of the Company's stock at an average price of $4.35 per share for an aggregate amount of $646,254.

Note 9--Related Party Transactions

  Purchases from Related Party--Two executive officers of the Company were former officers, directors and significant shareholders of Brandmark, Inc., a corporation which had a license from Laura Ashley to produce timepieces bearing the Laura Ashley trademark. In fiscal 1997 and 1996, the Company purchased from Brandmark, Inc. an aggregate of $516,575 and $362,000, respectively, of timepieces bearing the Laura Ashley trademark, which amounts are included in selling expenses for those years. In December 1997, Brandmark, Inc. ceased to have a license to produce timepieces bearing the Laura Ashley trademark.

Note 10--Employee Benefit Plan

  On August 1, 1998, the Company adopted a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, and may elect to separately contribute up to 100% of their annual bonus (if any) to the plan. The Company may also elect to make discretionary contributions. For the year ended October 31, 1998, the Company did not make a contribution to the plan.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

  Information regarding directors and executive officers of the Registrant will appear in the proxy statement for the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11--Executive Compensation

  Information regarding executive compensation will appear in the proxy statement for the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

  Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13--Certain Relationships and Related Transactions

  Information regarding certain relationships and related transactions will appear in the proxy statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Documents Filed As Part of Report:

    1.Financial Statements:

     Independent Auditors' Report;

     Balance Sheets at October 31, 1997 and 1998;

     Statement of Income for the years ended October 31, 1996, 1997 and 1998;

     Statement of Changes in Stockholders' Equity for the years ended October 31, 1996, 1997 and 1998; and

     Statement of Cash Flows for the years ended October 31, 1996, 1997 and
     1998.

    2.Financial Statement Schedules:

     Schedule II--Valuation and Qualifying Accounts

    3.Exhibits:

     See attached Exhibit List.

  (b) Reports on Form 8-K:

  Report on Form 8-K dated September 9, 1998, reporting under Item 5 thereof Registrant's press release dated September 9, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIGNATURE EYEWEAR, INC.

                                                   /s/ Julie Heldman
                                          _____________________________________
                                            By: Julie Heldman
                                            Its: Co-Chairman of the Board and
                                            President
                                                (Principal Executive Officer)

                               POWER OF ATTORNEY

  Each person whose signature appears below constitutes and appoints Julie Heldman and Michael Prince, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

             Signature                           Title                    Date
             ---------                           -----                    ----
         /s/ Bernard Weiss           Co-Chairman of the Board and   January 27, 1999
____________________________________ Chief Executive Officer
           Bernard Weiss


         /s/ Julie Heldman           Co-Chairman of the Board and   January 27, 1999
____________________________________ President
            Julie Heldman

        /s/ Michael Prince           Chief Financial Officer and    January 27, 1999
____________________________________ Director (Principal
           Michael Prince            Financial and Accounting
                                     Officer)

      /s/ Maurice Buchsbaum          Director                       January 27, 1999
____________________________________
          Maurice Buchsbaum

         /s/ Joel Johnson            Director                       January 27, 1999
____________________________________
            Joel Johnson

        /s/ Daniel Warren            Director                       January 27, 1999
____________________________________
            Daniel Warren

                                 EXHIBIT INDEX

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
  3.1    Restated Articles of Incorporation of Registrant. Incorporated by
         reference to Exhibit 3.1 to Registrant's Form S-1 (SEC Registration
         No. 333-30017), filed with the Commission on June 25, 1997, as amended.
  3.2    Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Registrant's Form S-1 (SEC Registration No. 333-
         30017), filed with the Commission on June 25, 1997, as amended.
  4.1    Specimen Stock Certificate of Common Stock of Registrant. Incorporated
         by reference to Exhibit 4.1 to Registrant's Form S-1 (SEC Registration
         No. 333-30017), filed with the Commission on June 25, 1997, as amended.
 10.1    Registrant's 1997 Stock Plan. Incorporated by reference to Exhibit
         10.1 to Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
 10.2    Form of Registrant's Stock Option Agreement (Non-Statutory Stock
         Option). Incorporated by reference to Exhibit 10.2 to Registrant's
         Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
 10.3    Form of Indemnification Agreement for Directors and Officers.
         Incorporated by reference to Exhibit 10.3 to Registrant's Form S-1
         (SEC Registration No. 333-30017), filed with the Commission on June
         25, 1997, as amended.
 10.4    Tax Indemnification Agreement among Registrant and the Existing
         Shareholders. Incorporated by reference to Exhibit 10.4 to
         Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the
         Commission on June 25, 1997, as amended.
 10.5    License Agreement, dated May 28, 1991, between Laura Ashley
         Manufacturing B.V. and Registrant, as amended. Incorporated by reference to Exhibit 10.5 to Registrant's Form S-1 (SEC Registration
         No. 333-30017), filed with the Commission on June 25, 1997, as amended. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]
 10.6    Lease Agreement, dated March 23, 1995, between the Registrant and
         Roxbury Property Management, and Guaranty of Lease, dated March 23,
         1995, between Julie Heldman and Bernard Weiss and Roxbury Property
         Management. Incorporated by reference to Exhibit 10.6 to Registrant's
         Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
 10.7    Credit Agreement, dated as of October 27, 1997, between Registrant and
         City National Bank. Incorporated by reference to Exhibit 10.7 to Form
         10-K filed with the Commission on January 28, 1998.
 10.8    Employment Agreement between the Registrant and Bernard Weiss.
         Incorporated by reference to Exhibit 10.8 to Registrant's Form S-1
         (SEC Registration No. 333-30017), filed with the Commission on June
         25, 1997, as amended.
 10.9    Employment Agreement between the Registrant and Julie Heldman.
         Incorporated by reference to Exhibit 10.9 to Registrant's Form S-1
         (SEC Registration No. 333-30017), filed with the Commission on June
         25, 1997, as amended.
 10.10   Employment Agreement between the Registrant and Michael Prince.
         Incorporated by reference to Exhibit 10.10 to Registrant's Form S-1
         (SEC Registration No. 333-30017), filed with the Commission on June
         25, 1997, as amended.
 10.11   Employment Agreement between the Registrant and Robert Fried.
         Incorporated by reference to Exhibit 10.11 of Registrant's Form S-1
         (SEC Registration No. 333-30017), filed with the Commission on June
         25, 1997, as amended.
 10.12   Employment Agreement between the Registrant and Robert Zeichick.
         Incorporated by reference to Exhibit 10.12 to Registrant's Form S-1
         (SEC Registration No. 333-30017), filed with the Commission on June
         25, 1997, as amended.

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
 10.13   License Agreement, dated January 12, 1996, between Hart Schaffner &
         Marx and the Registrant. Incorporated by reference to Exhibit 10.13 to
         Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the
         Commission on June 25, 1997, as amended. [Portions of this Exhibit have been deleted and filed separately with the Securities and
         Exchange Commission pursuant to a grant of Confidential Treatment.]
 10.14   License Agreement, dated June 2, 1995, between Revlon Consumer
         Products Corporation and the Registrant, as amended. Incorporated by reference to Exhibit 10.14 to Registrant's Form S-1 (SEC Registration
         No. 333-30017), filed with the Commission on June 25, 1997, as amended. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]
 10.15   License Agreement, dated June 24, 1997, between Eddie Bauer, Inc. and the Registrant. Incorporated by reference to Exhibit 10.15 to
         Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the
         Commission on June 25, 1997, as amended. [Portions of this Exhibit have been deleted and filed separately with the Securities and
         Exchange Commission pursuant to a grant of Confidential Treatment.]
 10.16   Form of Representatives' Warrant Incorporated by reference to Exhibit
         1.2 to Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
 10.17   First Amendment to Lease, dated May 5, 1998, between Roxbury Property
         Management and the Registrant, and Second Amendment to Lease, dated
         June 3, 1998, between Roxbury Property Management and the Registrant.
 23.1    Consent of Altschuler, Melvoin and Glasser, LLP
 24.1    Power of Attorney (included on signature page).
 27.1    Financial Data Schedule.
 99.1    Schedule II--Valuation and Qualifying Accounts.