Form 10-Q
period 1999-01-31
SIGNATURE EYEWEAR INC
filed 1999-03-17
CIK 1036292

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended January 31, 1999

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


     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,084,689 shares issued and outstanding as of March 12, 1999.

================================================================================

                            SIGNATURE EYEWEAR, INC.
                              INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION                                                             Page
                                                                                            ----
Item 1.   Financial Statements:

          Balance Sheets as of January 31, 1999 (unaudited)
           and October 31, 1998.............................................................  3

          Statement of Income (unaudited) for the Three Months
           Ended January 31, 1999 and 1998..................................................  4

          Statement of Cash Flows (unaudited) for the Three
           Months Ended January 31, 1999 and 1998...........................................  5

          Notes to Financial Statements.....................................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................  7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................ 15

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................................. 17


                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SIGNATURE EYEWEAR, INC.

                                Balance Sheets

        Assets                                                                  January 31, 1999    October 31, 1998
                                                                                ----------------    ----------------
                                                                                  (Unaudited)          (Audited)
Current Assets:
   Cash and cash equivalents...................................................    $ 3,685,408         $ 4,256,655
   Accounts receivable, trade..................................................      6,011,704           5,854,722
   Inventories.................................................................      9,848,060          11,308,589
   Deferred tax asset..........................................................        368,000             368,000
   Prepaid expenses and other current assets...................................      1,730,957           1,760,108
                                                                                   -----------         -----------
                                                                                    21,644,129          23,548,074
                                                                                   -----------         -----------

Property and Equipment (at cost, net of accumulated
   depreciation and amortization)..............................................      1,460,627           1,472,954
                                                                                   -----------         -----------

Other Assets:
   Deposits and other..........................................................        125,117             123,312
   Deferred tax asset..........................................................          7,000               7,000
                                                                                   -----------         -----------
                                                                                       132,117             130,312
                                                                                   -----------         -----------
                                                                                   $23,236,873         $25,151,340
                                                                                   ===========         ===========
       Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable, trade.....................................................    $ 2,571,331         $ 4,309,026
   Current portion of long-term debt...........................................         41,667                   0
   Accrued expenses and other current liabilities..............................        866,047           1,427,369
                                                                                   -----------         -----------
                                                                                     3,479,045           5,736,395
                                                                                   -----------         -----------

Long-term Debt.................................................................        458,333                   0
                                                                                   -----------         -----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock (authorized 5,000,000 shares, $.001
  par value, none issued or outstanding).......................................              0                   0
Common stock (authorized 30,000,000 shares, $.001 par
  value, 5,084,689 shares issued and outstanding at
  January 31, 1999 and 5,119,337 shares issued
  and outstanding at October 31, 1998).........................................          9,216               9,251
Paid-in capital................................................................     14,390,009          14,544,284
Retained earnings..............................................................      4,900,270           4,861,410
                                                                                   -----------         -----------
                                                                                    19,299,495          19,414,945
                                                                                   -----------         -----------
                                                                                   $23,236,873         $25,151,340
                                                                                   ===========         ===========

        The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                              Statement of Income
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                    January 31,
                                                                        ---------------------------------
                                                                             1999                1998
                                                                        -------------        ------------
Net Sales..............................................................  $9,035,901           $6,722,486
Cost of Sales..........................................................   3,984,947            2,751,206
                                                                         ----------           ----------
Gross Profit...........................................................   5,050,954            3,971,280
                                                                         ----------           ----------

Operating Expenses:
   Selling.............................................................   3,107,270            1,919,560
   General and administrative..........................................   1,923,941            1,511,417
                                                                         ----------           ----------
                                                                          5,031,211            3,430,977
                                                                         ----------           ----------

Income from Operations.................................................      19,743              540,303
                                                                         ----------           ----------

Other Income:
   Interest income, net................................................      38,024              107,963
   Sundry income.......................................................       4,092                6,339
                                                                         ----------           ----------
                                                                             42,116              114,302
                                                                         ----------           ----------

Income before Income Taxes.............................................      61,859              654,605

Provision for Income Taxes.............................................      23,000              263,164
                                                                         ----------           ----------

Net Income.............................................................  $   38,859           $  391,441
                                                                         ==========           ==========

Earnings Per Share, Basic and Diluted:
   Earnings per common share...........................................  $     0.01           $     0.07
                                                                         ==========           ==========
   Weighted average number of common shares outstanding................   5,106,619            5,268,027
                                                                         ==========           ==========


        The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                            Statement of Cash Flows
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                                 January 31,
                                                                                        -----------------------------
                                                                                           1999              1998
                                                                                        -----------       -----------
Cash Flows from Operating Activities:
   Net income.........................................................................  $    38,859       $   391,441
   Adjustments to reconcile net income to net
     cash used in operating activities:
      Depreciation and amortization...................................................      155,272           120,976
      Provision for bad debts.........................................................          100             2,500
      Deferred income taxes...........................................................            0           (50,000)
      Changes in assets - (increase) decrease:
         Accounts receivable, trade...................................................     (157,082)          (48,726)
         Inventories..................................................................    1,460,529          (820,287)
         Prepaid expenses and other assets............................................       27,346          (181,855)
      Changes in liabilities - increase (decrease):
         Accounts payable, trade......................................................   (1,737,695)         (261,216)
         Income taxes payable.........................................................            0           (46,836)
         Accrued expenses and other current liabilities...............................     (561,322)         (601,982)
                                                                                        -----------       -----------

   Net cash used in operating activities..............................................     (773,993)       (1,495,985)
                                                                                        -----------       -----------

Cash Flows Used in Investing Activities:
   Purchases of property and equipment................................................     (142,945)          (26,456)
                                                                                        -----------       -----------

Cash Flows from Financing Activities:
   Net borrowings on note payable, bank...............................................      500,000                 0
   Principal payments on long-term debt...............................................            0            (3,294)
   Repurchases of Common Stock........................................................     (154,309)                0
                                                                                        -----------       -----------

   Net cash provided by (used in) financing activities................................      345,691            (3,294)
                                                                                        -----------       -----------

Net Decrease in Cash and Cash Equivalents.............................................     (571,247)       (1,525,735)
Cash and Cash Equivalents, Beginning of Period........................................    4,256,655         8,133,423
                                                                                        -----------       -----------
Cash and Cash Equivalents, End of Period..............................................  $ 3,685,408       $ 6,607,688
                                                                                        ===========       ===========

   Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
         Interest.....................................................................  $     5,299       $         0
                                                                                        ===========       ===========
         Income taxes.................................................................  $         0       $   360,722
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

Note 2--Basis of Presentation
-----------------------------

A summary of significant accounting policies is as follows:

Income Taxes--The Company's effective income tax rate at January 31, 1999 varies from the federal statutory tax rate of 34% principally due to state income taxes.

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

                                                            For the Quarter Ended January 31, 1999
                                                  ------------------------------------------------------------
                                                    Net Income                Shares                Per-Share
                                                    (Numerator)            (Denominator)               Amount
                                                  --------------          --------------           -----------
Basic and diluted EPS income available
 to common stockholders                                $34,359               5,106,619                  $0.01
                                                  ==============          ==============           ===========

For the quarter ended January 31, 1999, there was no difference between basic and diluted EPS. Warrants and options to purchase 180,000 shares and 419,000 shares of common stock at $12 and $10 per share, respectively, were outstanding during the quarter. They were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common stock during the quarter ended January 31, 1999.

Note 3--Term Loan
-----------------

In December 1998, the Company entered into an agreement with its commercial bank to provide the Company with an unsecured term loan of $500,000, with interest accruing at a fixed rate of 6.75% per year, and interest and principal payments scheduled throughout the life of the term loan. The term loan matures in November 2001. At January 31, 1999, $500,000 was due to the bank under the term loan.

Note 4--Operating Lease
-----------------------

In February 1999, the Company entered into an operating lease for the use of computer equipment and software. The total commitment under the operating lease amounts to $2,400,000, payable in monthly installments over a 45-month period beginning in March 1999.

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

Results of Operations

The following table sets forth, for the indicated periods, selected statement of income data shown as a percentage of net sales.

                                                                                      Three Months Ended January 31,
                                                                                  ----------------------------------------
                                                                                      1998                        1999
                                                                                  --------------            --------------
Net sales..............................................................                    100.0%                    100.0%
Cost of sales..........................................................                     40.9                      44.1
                                                                                  --------------            --------------
Gross profit...........................................................                     59.1                      55.9
                                                                                  --------------            --------------
Operating expenses:
   Selling.............................................................                     28.6                      34.4
   General and administrative..........................................                     22.5                      21.3
                                                                                  --------------            --------------
      Total operating expenses.........................................                     51.1                      55.7
                                                                                  --------------            --------------
Income from operations.................................................                      8.0                       0.2
                                                                                  --------------            --------------
Other income, net......................................................                      1.7                       0.4
                                                                                  --------------            --------------
Income before provision for income taxes...............................                      9.7                       0.6
Provision for income taxes.............................................                      3.9                       0.2
                                                                                  --------------            --------------
Net income.............................................................                      5.8%                      0.4%
                                                                                  ==============            ==============

   Net Sales. Net sales were $9,036,000 for the quarter ended January 31, 1999 (the "1999 first quarter"), an increase of 34.4% compared to net sales of $6,722,000 for the quarter ended January 31, 1998 (the "1998 first quarter"). This increase was due principally to $2,751,000 of net sales of Eddie Bauer Eyewear (which was not introduced until after the 1998 first quarter), offset in part by an aggregate decrease of $437,000 in the net sales of the Company's Hart Schaffner & Marx Eyewear, Jean Nate Eyewear (discontinued September 30, 1998) and private label collections. Laura Ashley Eyewear sales for the 1999 first quarter were comparable to the 1998 first quarter sales.

   Gross Profit. Gross profit increased from $3,971,000 in the 1998 first quarter to $5,051,000 for the 1999 first quarter, due to the increase in net sales. However, the Company's gross profit margin decreased from 59.1% in the 1998 first quarter to 55.9% in the same period in fiscal 1999, primarily due to the sell down of certain styles at lower margins to reduce the Company's inventory, the decrease in sales of the Company's higher margin supporting lines caused by competitive pressures in the marketplace, and to a lesser extent by the comparative weakening of the U.S. dollar against the foreign currencies in which the Company makes payments for eyeglass frames.

   Operating Expenses. Operating expenses increased from $3,431,000 in the 1998 first quarter to $5,031,000 in the 1999 first quarter. Operating expenses for the 1999 first quarter included a $1,183,000 increase in selling expenses and a $417,000 increase in general and administrative expenses. Selling expenses increased from 28.6% of net sales for the 1998 first quarter to 34.4% of net sales for the 1999 first quarter, due to a $590,000 increase in expenses incurred in connection with the sales and marketing of Eddie Bauer Eyewear, a $400,000 increase in Laura Ashley Eyewear marketing and merchandising expenses, and a $95,000 one-time expense for upgrading the Company's inventory control systems. General and administrative expenses for the 1999 first quarter increased principally as a result of a $290,000 increase in compensation expenses related to the Company's hiring of new management personnel to prepare for the Company's planned expansion. General and administrative expenses for the 1999 first quarter, however, decreased as a percentage of net sales from 22.5% in the 1998 first quarter to 21.3% in the 1999 first quarter.

   Other Income Net. Other income was $42,000 in the 1999 first quarter and $114,000 in the 1998 first quarter, a $72,000 decrease due to a reduction in interest income.

   Provision for Income Taxes. The Company's income tax provision was $23,000 for the 1999 first quarter and $263,000 for the 1998 first quarter, due to a decrease in net income.

   Net Income. Net income was $391,000 in the 1998 first quarter and $39,000 in the 1999 first quarter, due to the factors set forth above.

Liquidity and Capital Resources.

   At January 31, 1999, the Company had $3,685,000 in cash and cash equivalents, of which $3,162,000 was invested in commercial paper with interest rates ranging from 4.52% to 4.82% per annum, and $509,000 was invested in money market funds bearing interest at 4.16% per annum.

   The Company entered into a credit agreement with its commercial bank (the "Credit Agreement") in October 1997. Under the Credit Agreement, the bank has agreed to provide to the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate plus 2%, or at the bank's prime rate. At January 31, 1999, no amounts were due to the bank under the Credit Agreement. In December 1998, the Company entered into an agreement with its commercial bank to provide the Company with an unsecured term loan of $500,000 (the "Term Loan"), with interest accruing at a fixed rate of 6.75% per year, and interest and principal payments scheduled throughout the life of the Term Loan. The Term Loan matures in November 2001. At January 31, 1999, $500,000 was due to the bank under the Term Loan. The Company entered into the Term Loan to borrow funds at a favorable interest rate while preserving its cash and its bank credit line for the Company's projected future growth.

   Of the Company's accounts payable at January 31, 1999, $468,570 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments at January 31, 1999.

   In the second quarter of fiscal 1999 the Company began a project to upgrade its warehouse and computer systems, including software and hardware. A significant portion of the project will be funded by an operating lease for $2,400,000 with a 45-month term and even monthly payments throughout the term. The Company anticipates that for this project in fiscal 1999, approximately $400,000 will be capitalized and from $900,000 to $1,200,000 will be charged to general and administrative expenses (including $475,000 in payments under the operating lease), largely in the Company's fiscal quarters ended July 31, 1999 and October 31, 1999.

   The Company believes that cash generated from operations, borrowings from its commercial bank, credit from its suppliers, and credit under the operating lease will be sufficient to fund its working capital requirements at least through fiscal 1999.

Year 2000

   Commencing in 1996, the Company began a project to address the potential impact of the Year 2000 problem on the processing of date-sensitive information by the information technology systems used by the Company and its key customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. As a result, certain computer programs may recognize a date using "00" as the year 1900 rather than 2000, which could cause miscalculations or system failures. The objectives of the Company's Year 2000 project are to determine and assess the risks of the Year 2000 problem and to plan and institute mitigating actions to minimize those risks to acceptable levels.

     The Company is not heavily dependent upon internally developed information technology systems. The Company's core operations systems are largely standard package systems for business management and inventory control, which have been developed by vendors whose products are widely used in industry. The Company has already contacted its major information technology vendors and suppliers, and has obtained assurances that the technology is Year 2000 compliant. Between now and its 1999 fiscal year end, the Company will contact its remaining information technology vendors and suppliers as to their Year 2000 compliance to determine what changes, if any, must be made to the information technology systems used by the Company in its operations. The Company does not presently anticipate any material Year 2000 issues or significant expenses from the conversion of its own information systems, databases or programs. However, if the Company's current estimates of the resources required to address and resolve Year 2000 issues prove to be understated, the additional costs and resources required to address the Year 2000 problem could result in a material financial risk. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000 issues, and the Company's inability to implement such systems and changes in a timely manner could have a material adverse effect on future results of operations.

     Because third party failures could have a material impact on the Company's ability to conduct business, the Company has begun sending questionnaires to substantially all of the Company's key vendors and business partners, including manufacturers of the Company's eyeglass frames and significant retailers of the Company's products. The purposes of these questionnaires are to obtain reasonable assurances about the Year 2000 readiness status of these key vendors and business partners, and their plans to become Year 2000 compliant. The returned questionnaires will be assessed by the Company, categorized based upon readiness for the Year 2000, and prioritized in order of significance to the business of the Company. To the extent that vendors and business partners do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed. At this time, the Company does not know what measures its customers and vendors have taken to address the Year 2000 problem or how that problem's effect on its customers and vendors will impact the Company. Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, the failure by any of these key vendors or customers to adequately address the Year 2000 problem could result in disruptions in the supply or sale of the Company's products, either of which would have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Factors That May Affect Future Results

   The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

Substantial Dependence upon Laura Ashley License

   Net sales of Laura Ashley Eyewear accounted for 74.6%, 72.5%, and 56.4% of the Company's net sales in fiscal 1996, fiscal 1997, and fiscal 1998, respectively. Net sales of Laura Ashley Eyewear accounted for 49.8% of the Company's net sales in the 1999 first quarter. In March 1998, the Company launched the Eddie Bauer Eyewear collection, which accounted for 20.9% of the Company's 1998 fiscal year net sales although it was on the market for eight months of that fiscal year. Net sales of Eddie Bauer Eyewear accounted for 30.6% of the Company's net sales in the 1999 first quarter. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear line through the development of Eddie Bauer Eyewear and other brand names and product offerings, the Company expects the Laura Ashley Eyewear line to continue to be one of the Company's leading sources of revenue for the foreseeable future. The Company designs, markets and distributes Laura Ashley Eyewear through an exclusive license with Laura Ashley entered into in 1991. The Laura Ashley license terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. Laura Ashley may terminate the license before its term expires if (i) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given, (ii) the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable, (iii) the Company fails to propose a selection of styles of eyewear which Laura Ashley in exercising good faith is willing to approve for manufacture and distribution, (iv) the Company fails to have net sales of Laura Ashley Eyewear sufficient to generate minimum royalties in each of any two years, (v) the Company is unable to pay its debts in the ordinary course of business or enters into liquidation, becomes bankrupt or insolvent, or is placed in the control of a receiver or trustee, or (vi) the Company in any year fails to spend a specified percentage of net sales of Laura Ashley Eyewear on advertising and promotion. For purposes of renewal and early termination of the license agreement, the Company must generate total Laura Ashley Eyewear minimum net sales of $11,000,000, $12,000,000, and $13,000,000 for the contract years ending January 31, 2000, 2001 and 2002, respectively. The Company has substantially exceeded its minimum net sales requirements each year under the license agreement. The termination of the Laura Ashley Eyewear license would have a material adverse effect on the Company's business, operating results and financial condition.

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

Dependence Upon Contract Manufacturers; Foreign Trade Regulation

   The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States, principally in Hong Kong/China, Japan, Italy and France. The manufacture of high quality metal frames is a labor-intensive process which can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. These long lead times increase the risk of overstocking, if the Company overestimates the demand for a new style, or understocking, which can result in lost sales if the Company underestimates demand for a new style. While a number of contract manufacturers exist throughout the world, there can be no assurance that an interruption in the manufacture of the Company's eyeglass frames will not occur. An interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company to miss delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

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

International Sales

   International sales accounted for approximately 8.8%, 7.7%, 8.4% and 12.6% of the Company's net sales in fiscal 1996, fiscal 1997, fiscal 1998 and the 1999 first quarter, respectively. These sales were primarily in England, Canada, Australia, New Zealand, France and the Netherlands. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Competition

   The markets for prescription eyewear are intensely competitive. There are thousands of styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A., Safilo Group S.p.A. and Marchon Eyewear, Inc. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that are significantly larger than the Company's, and are thus able to realize a higher gross profit margin. At the distributor level, sales representatives often carry many lines of eyewear, and the Company must vie for their attention. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which design, manufacture and sell frames in their own stores under their private labels or brand names that they license. Luxottica, one of the largest eyewear companies in the world, is vertically integrated in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

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

Control by Directors and Executive Officers

   The directors and executive officers of the Company owned approximately 56.5% of the Company's outstanding shares at January 31, 1999. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     Foreign Currency Risks. During fiscal 1998, a maximum of $2,174,000 and a minimum of

$667,000 of the Company's accounts payable were payable in foreign currency. During the 1999 first quarter, a maximum of $2,174,000 and a minimum of $363,000 of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $59,000 at October 31, 1998. The Company held no forward commitments for foreign currencies at January 31, 1999. International sales accounted for approximately 8.4% of the Company's net sales in fiscal 1998 and 12.6% of the Company's net sales in the 1999 first quarter. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

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

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits:

            Exhibit 10.1 Promissory Note, dated as of December 8, 1998, between Registrant and City National Bank.
            Exhibit 27.1   Financial Data Schedule.

       (b)  Reports on Form 8-K.

            No reports on Form 8-K were filed during the period covered by this quarterly report.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 17, 1999                      SIGNATURE EYEWEAR, INC.


                                          By: /s/ Michael Prince
                                             ------------------------
                                             Michael Prince
                                             Chief Financial Officer


                                              /s/ Michael Prince
                                             ------------------------
                                             Michael Prince
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)