Form 10-Q
period 1999-04-30
SIGNATURE EYEWEAR INC
filed 1999-06-14
CIK 1036292

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended April 30, 1999

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the transition period from ________________ to ________________.


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

                                 Yes   X     No
                                     _____      _____

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,084,689 shares issued and outstanding as of June 11, 1999.

================================================================================

                            SIGNATURE EYEWEAR, INC.
                              INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION                                                           Page
                                                                                          ----
Item 1.   Financial Statements:

          Balance Sheets as of April 30, 1999 (Unaudited) and October 31, 1998.........    3

          Statement of Income (Unaudited) for the Three Months and Six Months
            Ended April 30, 1999 and 1998..............................................    4

          Statement of Cash Flows (Unaudited) for the Six Months Ended
            April 30, 1999 and 1998....................................................    5

          Notes to Financial Statements................................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................    9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................   18

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders............................   20

Item 6.   Exhibits and Reports on Form 8-K.............................................   20


                                    PART I
                             FINANCIAL INFORMATION
Item 1.  Financial Statements
                            SIGNATURE EYEWEAR, INC.
                                Balance Sheets

                                                                                                      April 30,       October 31,
Assets                                                                                                  1999             1998
                                                                                                     -----------   -----------------
                                                                                                     (Unaudited)
Current Assets:
 Cash and cash equivalents                                                                           $ 5,842,647        $ 4,256,655
 Accounts receivable, trade                                                                            7,401,061          5,854,722
 Inventories                                                                                           9,669,177         11,308,589
 Deferred tax asset                                                                                      368,000            368,000
 Income taxes refundable                                                                                       0            186,481
 Prepaid expenses and other current assets                                                             1,622,167          1,573,627
                                                                                                     -----------        -----------
                                                                                                      24,903,052         23,548,074
                                                                                                     -----------        -----------

Property and Equipment (net of accumulated depreciation and amortization)                              1,487,862          1,472,954
                                                                                                     -----------        -----------
Other Assets:
 Deferred tax asset                                                                                        7,000              7,000
 Deposits and other assets                                                                               125,862            123,312
                                                                                                     -----------        -----------
                                                                                                         132,862            130,312
                                                                                                     -----------        -----------
                                                                                                     $26,523,776        $25,151,340
                                                                                                     ===========        ===========
  Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable, trade                                                                             $ 3,769,725        $ 4,309,026
 Current portion of long-term debt                                                                       104,167                  0
 Income taxes payable                                                                                    250,328                  0
 Accrued expenses and other current liabilities                                                        1,957,888          1,427,369
                                                                                                     -----------        -----------
                                                                                                       6,082,108          5,736,395
                                                                                                     -----------        -----------

Long-term Debt                                                                                           395,833                  0
                                                                                                     -----------        -----------

Stockholders' Equity:
 Preferred stock (authorized 5,000,000 shares, $.001 par value, none issued or outstanding)                    0                  0
 Common stock (authorized 30,000,000 shares, $.001 par  value, 5,084,689 shares issued and
  outstanding at April 30, 1999 and 5,119,337 shares issued and Outstanding at October 31, 1998)           9,216              9,251
 Paid-in capital                                                                                      14,390,009         14,544,284
 Retained earnings                                                                                     5,646,610          4,861,410
                                                                                                     -----------        -----------
                                                                                                      20,045,835         19,414,945
                                                                                                     -----------        -----------

                                                                                                     $26,523,776        $25,151,340
                                                                                                     ===========        ===========

         The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                              Statement of Income
                                  (Unaudited)

                                            Three Months Ended April 30,   Six Months Ended April 30,
                                                1999            1998           1999          1998
                                            -------------   ------------   ------------   -----------
Net Sales                                     $12,425,739    $12,173,163    $21,461,640   $18,895,649
Cost of Sales                                   5,019,358      4,826,375      9,004,305     7,577,581
                                              -----------    -----------    -----------   -----------
Gross Profit                                    7,406,381      7,346,788     12,457,335    11,318,068
                                              -----------    -----------    -----------   -----------
Operating Expenses:
    Selling                                     3,921,641      3,860,087      7,028,911     5,779,647
    General and administrative                  2,297,123      1,772,974      4,221,064     3,284,391
                                              -----------    -----------    -----------   -----------
                                                6,218,764      5,633,061     11,249,975     9,064,038
                                              -----------    -----------    -----------   -----------
Income from Operations                          1,187,617      1,713,727      1,207,360     2,254,030
                                              -----------    -----------    -----------   -----------

Other Income (Expense):
    Interest, net                                  28,604         79,951         66,628       187,914
    Sundry Income                                   2,120         23,162          6,212        29,501
                                              -----------    -----------    -----------   -----------
                                                   30,724        103,113         72,840       217,415
                                              -----------    -----------    -----------   -----------
Income before Income Taxes                      1,218,341      1,816,840      1,280,200     2,471,445

Provision for Income Taxes                        472,000        700,745        495,000       963,909
                                              -----------    -----------    -----------   -----------
Net Income                                    $   746,341    $ 1,116,095    $   785,200   $ 1,507,536
                                              ===========    ===========    ===========   ===========
Earnings Per Share, Basic and Diluted:
    Earnings per common share                 $      0.15    $      0.21    $      0.15   $      0.29
                                              ===========    ===========    ===========   ===========
    Weighted average number of
    common shares outstanding                   5,084,689      5,268,027      5,095,836     5,268,027
                                              ===========    ===========    ===========   ===========

         The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                            Statement of Cash Flows
                                  (Unaudited)

                                                                  Six Months Ended April 30,
                                                                   1999                1998
                                                             -----------------   -----------------
Cash Flows from Operating Activities:
   Net income                                                    $    785,200        $  1,507,536
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   316,834             274,014
      Provision for bad debts                                            (100)            (14,684)
      Loss on sale of equipment                                         5,842                   0
      Changes in assets -- (increase) decrease:
         Accounts receivable, trade                                (1,546,239)         (3,498,201)
         Inventories                                                1,639,412            (844,771)
         Income taxes refundable                                      186,481                   0
         Prepaid expenses and other assets                            (51,090)           (485,156)

      Changes in liabilities--increase (decrease):
         Accounts payable, trade                                     (539,301)          1,044,231
         Income taxes payable                                         250,328              89,909
         Accrued expenses and other current liabilities               530,519            (147,195)
                                                                 ------------        ------------

   Net cash provided by (used in) operating activities              1,577,886          (2,074,317)
                                                                 ------------
Cash Flows Used in Investing Activities:
   Purchases of property and equipment                               (359,284)           (282,298)
   Proceeds from sale of equipment                                     21,700                   0
                                                                 ------------        ------------

   Net cash used in investing activities                             (337,584)           (282,298)
                                                                 ------------        ------------
Cash Flows from Financing Activities:
   Borrowings on long-term debt                                       500,000                   0
   Principal payments on long-term debt                                     0              (6,676)
   Repurchase of common stock                                        (154,310)                  0
                                                                 ------------        ------------

   Net cash provided by (used in) financing activities                345,690              (6,676)
                                                                 ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents                1,585,992          (2,363,291)
                                                                 ------------        ------------

Cash and Cash Equivalents, Beginning of Period                      4,256,655           8,133,423
                                                                 ------------        ------------

Cash and Cash Equivalents, End of Period                         $  5,842,647        $  5,770,132
                                                                 ============        ============
Supplementary Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                    $     23,461        $      3,845
                                                                 ============        ============
         Income taxes                                            $     85,452        $    923,421
                                                                 ============        ============

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

Note 2--Basis of Presentation
-----------------------------

A summary of significant accounting policies is as follows:

Income Taxes--The Company's effective income tax rate at April 30, 1999 varies from the federal statutory tax rate of 34% principally due to state income taxes.

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


                                                         For the Three Months Ended April 30, 1999
                                            -------------------------------------------------------------------
                                                Net Income                 Shares               Per-Share
                                               (Numerator)             (Denominator)              Amount
                                            ------------------      ------------------      -------------------
Basic and diluted EPS income available
 to common stockholders                     $          746,341               5,084,689      $              0.15
                                            ==================      ==================      ===================

                                                         For the Six Months Ended April 30, 1999
                                            -------------------------------------------------------------------
                                                Net Income                 Shares               Per-Share
                                               (Numerator)             (Denominator)              Amount
                                            ------------------      ------------------      -------------------
Basic and diluted EPS income available
 to common stockholders                     $          785,200               5,095,836      $              0.15
                                            ==================      ==================      ===================


For the three and six months ended April 30, 1999, there was no difference between basic and diluted EPS. Warrants and options to purchase 180,000 shares and 419,000 shares, respectively, of common stock at $12 and $10 per share, respectively, were outstanding during the quarter. They were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common stock during the three and six months ended April 30, 1999.

Note 3--Term Loan
-----------------

In December 1998, the Company entered into an agreement with its commercial bank to provide the Company with an unsecured term loan of $500,000, with interest accruing at a fixed rate of 6.75% per year, and interest and principal payments scheduled throughout the life of the term loan. The term loan matures in November 2001. At April 30, 1999, $500,000 was due to the bank under the term loan, of which $104,167 is current.

Note 4--Operating Lease
-----------------------

In February 1999, the Company entered into an operating lease allowing the Company to lease in aggregate of $3,500,000 for the use of computer equipment and software. At April 30, 1999, the Company had used approximately $1,500,000 of the $3,500,000. The lease payments will be made in monthly installments over a 42-month period beginning in June 1999.

Note 5--License Agreements
--------------------------

In March 1999, the Company entered into a license agreement with COACH, a division of Sara Lee Corporation, which grants the Company rights to use the "COACH" trademarks in connection with the distribution, marketing and sale of COACH eyewear products. The license period extends for ten years from the date when sales of COACH Eyewear begin, provided that specified minimum sales are achieved and the Company is not in material default under the agreement.

In March 1999, the Company amended its license agreement with Eddie Bauer to authorize the Company to design, manufacture and market Eddie Bauer Performance Sunwear using patented technology lenses provided by Oakley, Inc. The Company also entered into an agreement with Oakley, Inc. pursuant to which Oakley agreed to supply the lenses through the initial term of the Eddie Bauer license.

Note 6--Subsequent Event
------------------------

On June 11, 1999, the Company entered into an agreement to acquire the assets of California Design Studio, Inc. ("CDS"), a privately held corporation. CDS's assets include its proprietary names Dakota Smith and Nukes, and a license for Nicole Miller Eyewear. Under the Agreement, the purchase price for the assets would consist of $1.1 million in cash, a three-year promissory note and other deferred payments amounting to $1.75 million, and the assumption of certain liabilities of CDS anticipated to be approximately $6.15 million. The consummation of the transaction is subject to various closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Signature Eyewear, Inc. ("Signature" or the "Company") designs, markets and distributes prescription eyeglass frames primarily under exclusive licenses for Laura Ashley Eyewear, Eddie Bauer Eyewear and Hart Schaffner & Marx Eyewear, as well as its own private labels. In March 1999, the Company entered into a license agreement with COACH, a leading American brand of quality leather goods and accessories, under which Signature will have the exclusive license to design, market and distribute COACH Eyewear. The Company also entered into an amendment to its license agreement with Eddie Bauer, under which Signature received the right to design, manufacture and distribute Eddie Bauer Performance Sunwear using lenses from Oakley, Inc. Signature concurrently entered into an agreement with Oakley which provides that Oakley will supply its patented technology lenses for Eddie Bauer Performance Sunwear.

     The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Year 2000" and "Factors That May Affect Future Results" below as well as those discussed elsewhere in this Form 10-Q. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Year 2000" and "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's cash flows and working capital requirements.

Results of Operations

   The following table sets forth, for the indicated periods, selected statement of income data shown as a percentage of net sales.

                                          Three Months Ended        Six Months Ended
                                          ------------------        -----------------
                                               April 30,                April 30,
                                               ---------                ---------

                                            1998      1999            1998      1999
                                          --------  --------        --------  --------
Net sales..............................      100.0%    100.0%          100.0%    100.0%
                                          --------  --------        --------  --------
Cost of sales..........................       39.6      40.4            40.1      42.0
                                          --------  --------        --------  --------
Gross profit...........................       60.4      59.6            59.9      58.0
                                          --------  --------        --------  --------
Operating expenses:

 Selling...............................       31.7      31.5            30.6      32.7
 General and administrative............       14.6      18.5            17.4      19.7
                                          --------  --------        --------  --------
  Total operating expenses.............       46.3      50.0            48.0      52.4
                                          --------  --------        --------  --------
Income from operations.................       14.1       9.6            11.9       5.6
Other income (expense), net............         .8        .2             1.2        .4
                                          --------  --------        --------  --------
Income before provision for income
 taxes.................................       14.9       9.8            13.1       6.0
Provision for income taxes.............        5.7       3.7             5.1       2.3
                                          --------  --------        --------  --------
Net income.............................        9.2%      6.1%            8.0%      3.7%
                                          ========  ========        ========  ========


   Net Sales. Net sales were $12,426,000 for the quarter ended April 30, 1999 (the "1999 second quarter"), an increase of 2.1% compared to net sales of $12,173,000 for the quarter ended April 30, 1998 (the "1998 second quarter"). Net sales for the six months ended April 30, 1999 (the "1999 period") were $21,462,000, an increase of 13.6% compared to net sales of $18,896,000 for the six months ended April 30, 1998 (the "1998 period").

   The increases in net sales for the 1999 second quarter and the 1999 period were due principally to increases of net sales of $1,204,000 and $3,955,000, respectively, of Eddie Bauer Eyewear, which the Company launched in March 1998. Sales of Eddie Bauer Eyewear increased by 43.7%, from $2,757,000 for the 1998 second quarter to $3,961,000 for the 1999 second quarter, and by 142.8% from $2,770,000 for the 1998 period to $6,725,000 for the 1999 period. The increase in net sales was also due to increases of $201,000 and $77,000 in the net sales of Hart Schaffner & Marx Eyewear for the 1999 second quarter and the 1999 period, respectively. Net sales of Hart Schaffner & Marx Eyewear increased by 41.2%, from $488,000 for the 1998 second quarter to $689,000 for the 1999 second quarter, and by 7.0% from $1,107,000 for the 1998 period to $1,184,000 for the 1999 period.

   Sales of Laura Ashley Eyewear decreased by 14.4% from $7,021,000 for the 1998 second quarter to $6,013,000 for the 1999 second quarter, and by 9.6% from $11,623,000 for the 1998 period to $10,511,000 for the 1999 period. Net sales in the aggregate of Jean Nate Eyewear, private label collections, USA Optical and Optical Surplus decreased by 9.4% to $1,515,000 for the 1999 second quarter from $1,672,000 for the 1998 second quarter, and by 14.6% to $2,614,000 for the 1999 period from $3,062,000 for the 1998 period.


   Gross Profit. Gross profit increased from $7,347,000 in the 1998 second quarter to $7,406,000 for the 1999 second quarter, and from $11,318,000 in the 1998 period to $12,457,000 for the 1999 period. This increase was due principally to the increase in net sales. The Company's gross profit margin remained relatively stable from 60.4% in the 1998 second quarter to 59.6% in the 1999 second quarter. The gross profit margin decreased from 59.9% in the 1998 period to 58.0% in the 1999 period. These decreases were primarily due to the sales of certain styles at lower margins to reduce the Company's inventory.

   Operating Expenses. Operating expenses increased from $5,633,000 in the 1998 second quarter to $6,219,000 in the 1999 second quarter, and from $9,064,000 in the 1998 period to $11,250,000 in the 1999 period. Operating expenses for the 1999 second quarter and the 1999 period included an increase of $62,000 and $1,249,000, respectively, in selling expenses and an increase of $524,000 and $937,000, respectively, in general and administrative expenses. General and administrative expenses increased as a percentage of net sales from 14.6% in the 1998 second quarter to 18.5% in the 1999 second quarter, and from 17.4% in the 1998 period to 19.7% in the 1999 period. General and administrative expenses for the 1999 second quarter increased as a result of $310,000 in compensation and other expenses related to the Company hiring additional mid-level managers and other personnel to prepare for the Company's planned expansion, and an increase of $211,000 in employee benefits. Selling expenses as a percentage of net sales remained relatively stable, decreasing from 31.7% of net sales for the 1998 second quarter to 31.6% of net sales for the 1999 second quarter, but increasing from 30.6% of net sales for the 1998 period to 32.8% of net sales for the 1999 period.

   Net Other Income. Net other income in the 1999 second quarter and the 1999 period were $31,000 and $73,000, respectively, as compared to net other income in the 1998 second quarter and the 1998 period of $103,000 and $217,000, respectively. These decreases in other income were primarily due to a decrease in interest income.

   Provision for Income Taxes. The Company's income tax provisions were $472,000 and $495,000 for the 1999 second quarter and the 1999 period, respectively, and $701,000 and $964,000 for the 1998 second quarter and the 1998 period, respectively. These decreases were due to decreases in income before income taxes.

   Net Income. Net income was $1,116,000 and $1,508,000 in the 1998 second quarter and 1998 period, respectively, and $746,000 and $785,000 in the 1999 second quarter and 1999 period, respectively. These decreases in net income were due to the factors set forth above.

Liquidity and Capital Resources

   At April 30, 1999, the Company had $5,843,000 in cash and cash equivalents, of which $4,333,000 was invested in commercial paper with interest rates ranging from 4.41% to 4.80%, and $515,000 was invested in money market funds bearing interest at 4.05%.

   The Company entered into a credit agreement with its commercial bank (the "Credit Agreement") in October 1997. Under the Credit Agreement, the bank has agreed to provide to the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate plus 2%, or at the bank's prime rate. At April 30, 1999, no amounts were due to the bank under the Credit Agreement. In December 1998, the Company entered into an agreement with its commercial bank to provide the Company with an unsecured term loan of $500,000 (the "Term Loan"), with interest accruing at a fixed rate of 6.75% per year, and interest and principal payments scheduled throughout the life of the Term Loan. The Term Loan matures in November 2001. At April 30, 1999, $500,000 was due to the bank under the Term Loan. The Company entered into the Term Loan to borrow funds at a favorable interest rate while preserving its cash for the Company's projected growth in fiscal 1999.

   Of the Company's accounts payable at April 30, 1999, $971,019 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held $223,083 in foreign currency forward commitments at April 30, 1999.

   In anticipation of its planned future growth, the Company in the 1999 second quarter began a project to upgrade its warehouse and operating systems, including computer software and hardware. A significant portion of the project will be funded by an operating lease line of credit for $3,500,000 with a 42-month term and even monthly payments throughout the term. The Company anticipates that for this project in fiscal 1999, approximately $350,000 will be capitalized and about $750,000 will be charged to general and administrative expenses (including $400,000 in payments under the operating lease), largely in the Company's fiscal quarters ending July 31, 1999 and October 31, 1999.

   The Company believes that cash generated from operations, borrowings under its commercial bank, credit from its suppliers, and credit under the operating lease will be sufficient to fund its working capital requirements for the next twelve months.

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

     The Company is not heavily dependent upon internally developed information technology systems. The Company's core operations systems are largely standard package systems for business management and inventory control, which have been developed by vendors whose products are widely used in industry. The Company has already contacted the major information technology vendors and suppliers of its current systems, and has obtained assurances that the technology is Year 2000 compliant. In the 1999 second quarter, the Company began a project to upgrade its warehouse and operating systems, including computer software and hardware. The Company anticipates that the portion of the project relating to computer software and hardware will be installed during the fourth quarter of the Company's 1999 fiscal year. The Company has contacted all the vendors and suppliers of the new computer software and hardware, and has been assured that all the technology is Year 2000 compliant. The Company does not presently anticipate any material Year 2000 issues or significant expenses arising from any conversion of its own information systems, databases or programs to be Year 2000 compliant. However, if the Company's current estimates of the resources required to address and resolve Year 2000 issues prove to be understated, the additional costs and resources required to address the Year 2000 problem could result in a material financial risk. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000 issues, and the Company's inability to implement such systems and changes in a timely manner could have a material adverse effect on future results of operations.

     Because third party failures could have a material impact on the Company's ability to conduct business, the Company has sent questionnaires to substantially all of the Company's key vendors and business partners, including manufacturers of the Company's eyeglass frames and significant retailers of the Company's products. The purposes of these questionnaires are to obtain reasonable assurances about the Year 2000 readiness status of these key vendors and business partners, and their plans to become Year 2000 compliant. The returned questionnaires are being assessed by the Company, categorized based upon readiness for the Year 2000, and prioritized in order of significance to the business of the Company. To the extent that key vendors and business partners do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed. The Company cannot yet determine how the Year 2000 problem or that problem's effect on its customers and vendors will impact the Company. Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, the failure by any of these key vendors or business partners to adequately address the Year 2000 problem could result in disruptions in the supply or sale of the Company's products, either of which would have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Factors That May Affect Future Results

     The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

Substantial Dependence upon Laura Ashley License

     Net sales of Laura Ashley Eyewear accounted for 74.6%, 72.5%, 56.4%, and 48.4% of the Company's net sales in fiscal 1996, fiscal 1997, fiscal 1998, and the 1999 second quarter, respectively. In March 1998, the Company launched the Eddie Bauer Eyewear collection, which accounted for

20.9% of the Company's 1998 fiscal year net sales although it was on the market for eight months of that fiscal year, and 31.9% of the Company's net sales in the 1999 second quarter. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear line through the development of Eddie Bauer Eyewear and other brand names and product offerings, the Company expects the Laura Ashley Eyewear line to continue to be one of the Company's leading sources of revenue for the foreseeable future. The Company designs, markets and distributes Laura Ashley Eyewear through an exclusive license with Laura Ashley entered into in 1991. The Laura Ashley license terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. Laura Ashley may terminate the license before its term expires if
(i) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given, (ii) the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable, (iii) the Company fails to propose a selection of styles of eyewear which Laura Ashley in exercising good faith is willing to approve for manufacture and distribution,
(iv) the Company fails to have net sales of Laura Ashley Eyewear sufficient to generate minimum royalties in each of any two years, (v) the Company is unable to pay its debts in the ordinary course of business or enters into liquidation, becomes bankrupt or insolvent, or is placed in the control of a receiver or trustee, or (vi) the Company in any year fails to spend a specified percentage of net sales of Laura Ashley Eyewear on advertising and promotion. For purposes of renewal and early termination of the license agreement, the Company must generate total Laura Ashley Eyewear minimum net sales of $11,000,000, $12,000,000, and $13,000,000 for the contract years ending January 31, 2000, 2001 and 2002, respectively. The Company has substantially exceeded its minimum net sales requirements each year under the license agreement. The termination of the Laura Ashley Eyewear license would have a material adverse effect on the Company's business, operating results and financial condition.

Approval Requirements of Brand-Name Licensors

     The Company's business is predominantly based on its brand-name licensing relationships. In addition to its licensing relationship with Laura Ashley, the Company licenses the right to use proprietary marks from Eddie Bauer, Hart Schaffner & Marx, and COACH. Each of the Laura Ashley, Eddie Bauer, Hart Schaffner & Marx, and COACH licenses requires mutual agreement of the parties for significant matters. Each of these licensors has final approval over all eyeglass frames and other products bearing the licensor's proprietary marks, and the frames must meet the licensor's general design specifications and quality standards. Consequently, each licensor may, in the exercise of its approval rights, delay the distribution of eyeglass frames bearing its proprietary marks. The Company expects that each future license it obtains will contain similar approval provisions. Accordingly, there can be no assurance that the Company will be able to continue to maintain good relationships with each licensor, or that the Company will not be subject to delays resulting from disagreements with, or an inability to obtain approvals from, its licensors. These delays could materially and adversely affect the Company's business, operating results and financial condition.

Limitations on Ability to Distribute other Brand-Name Eyeglass Frames

     Each of the Company's licenses limits the Company's right to market and sell products with competing brand names. The Laura Ashley license prohibits the Company from selling any range of designer eyewear that is similar to Laura Ashley Eyewear in price and any of style, market position and market segment. The Eddie Bauer license prohibits the Company from entering into license agreements with companies which Eddie Bauer believes are its direct competitors. The Hart Schaffner & Marx license prohibits the Company from marketing and selling another men's brand of eyeglass frames under a well-known fashion name with a wholesale price in excess of $40. The COACH license prohibits the Company from marketing and selling eyewear under the brand names COACH considers to be its direct competitors. The Company expects that each future license it obtains will contain some limitations on competition within market segments. The Company's growth, therefore, will be limited to capitalizing on its existing licenses in the prescription eyeglass market, introducing eyeglass frames in other segments of the prescription eyeglass market, and manufacturing and distributing products other than prescription eyeglass frames such as sunglasses. In addition, there can be no assurance that disagreements will not arise between the Company and its licensors regarding whether certain brand-name lines would be prohibited by their respective license agreements. Disagreements with licensors may adversely affect sales of the Company's existing eyeglass frames or prevent the Company from introducing new eyewear products in market segments the Company believes are not being served by its existing products.

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

Product Returns

     The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. According to the 1996 U.S. Optical Industry Handbook, the existence of this policy in the optical business has led to some companies having return rates over 20%. While the Company's product returns for fiscal 1996, fiscal 1997, and fiscal 1998 amounted to 12.1%, 12.5%, and 13.8% of gross sales (sales before returns), respectively, and while the Company maintains reserves for product returns which it considers adequate, the possibility exists that the Company could experience returns at a rate significantly exceeding its historical levels, which could have a material adverse impact on the Company's business, operating results and financial condition.

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

Management of Growth

     The Company has grown rapidly in recent years, with net sales increasing from $20.1 million in fiscal 1994 to $40.9 million in fiscal 1998, and the number of employees increasing from approximately 50 at October 31, 1994 to 142 at April 30, 1999. The Company's growth has placed substantial burdens on its management resources, and as a result, the Company has made additions to its management team. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to sustain its historic rate of revenue growth, continue its profitable operations or manage future growth successfully.

Control by Directors and Executive Officers

     The directors and executive officers of the Company owned approximately 56.5% of the Company's outstanding shares at April 30, 1999. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

Quarterly and Seasonal Fluctuations

     The Company's results of operations have fluctuated from quarter to quarter and the Company expects these fluctuations to continue in the future. Historically, the Company's net sales in the quarter ending January 31 (its first fiscal quarter) have been lower than net sales in other fiscal quarters. The

Company attributes lower net sales in the first quarter in part to low consumer demand for prescription eyeglasses during the holiday season and year-end inventory adjustments by distributors and independent optical retailers. A factor which may significantly influence results of operations in a particular quarter is the introduction of a brand-name collection, which results in disproportionate levels of selling expenses due to additional advertising, promotions, catalogs and in-store displays. Introduction of a new brand may also generate a temporary increase in sales due to initial stocking by retailers. Other factors which can influence the Company's results of operations include customer demand, the mix of distribution channels through which the eyeglass frames are sold, the mix of eyeglass frames sold, product returns, delays in shipment and general economic conditions.

No Dividends Anticipated

     The Company does not currently intend to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of the Company's business.

Possible Anti-Takeover Effects

     The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. No shares of Preferred Stock of the Company are outstanding, and the Company has no present intention to issue any shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, which may depress the market value of the Common Stock. In addition, each of the Laura Ashley, Hart Schaffner & Marx, and Eddie Bauer licenses allows the licensor to terminate its license upon certain events which under the license are deemed to result in a change in control of the Company. See "-- Substantial Dependence Upon Laura Ashley License." The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     Foreign Currency Risks. During fiscal 1998, a maximum of $2,174,000 and a minimum of $667,000 of the Company's accounts payable were payable in foreign currency. During the 1999 second quarter, a maximum of $1,284,218 and a minimum of $468,570 of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $59,000 at October 31, 1998 and $223,000 at April 30, 1999. International sales accounted for approximately 8.4% of the Company's net sales in fiscal 1998 and 6.6% of the Company's net sales in the 1999 second quarter. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

     Interest Rate Risk. Under the Company's Credit Agreement, its bank has agreed to provide the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate ("LIBOR") plus 2%, or at the bank's prime rate.
At April 30, 1999, no amounts were due to the bank under the Credit Agreement. Any interest which may in the future become payable on the Company's bank line of credit will be based on variable interest rates and will therefore be affected by changes in market interest rates. In addition, the Company has fixed income investments consisting of cash equivalents, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

                                    PART II
                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

    At the Company's 1999 Annual Meeting of Shareholders held on April 23, 1999 (the "Annual Meeting"), the Company's shareholders elected Bernard Weiss, Julie Heldman, Michael Prince, Daniel Warren, Maurice Buchsbaum and Joel Johnson to serve as directors of the Company until the next annual meeting and until their respective successors have been elected. Bernard Weiss and Maurice Buchsbaum each were elected by a vote of 4,981,878 shares in favor of, and 6,200 shares against, that director, and Julie Heldman, Michael Prince, Daniel Warren and Joel Johnson each were elected by a vote of 4,982,378 shares in favor of, and 5,700 shares against, that director. There were no broker non-votes at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

             Exhibit 10.1 License Agreement, dated as of March 11, 1999, between the Registrant and Coach, a division of Sara Lee Corporation. [Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment.]

             Exhibit 10.2 First Addendum to License Agreement Dated June 24, 1997, dated as of March 26, 1999, between the Registrant and Eddie Bauer, Inc. [Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment.]

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


Date: June 14, 1999                                SIGNATURE EYEWEAR, INC.


                                                   By: /s/ Michael Prince
                                                      --------------------
                                                      Michael Prince
                                                      Chief Financial Officer


                                                       /s/ Michael Prince
                                                      --------------------
                                                      Michael Prince
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)