Form 10-Q
period 1999-07-31
SIGNATURE EYEWEAR INC
filed 1999-09-14
CIK 1036292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from __________________ to _______________________.


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

                            Yes   X       No
                                -----        -----

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,082,589 shares issued and outstanding as of September 10, 1999.

                             SIGNATURE EYEWEAR, INC.
                               INDEX TO FORM 10-Q


PART I   FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of July 31, 1999 (Unaudited) and
            October 31, 1998...................................................3

         Statements of Income (Unaudited) for the Three Months and Nine
            Months Ended July 31, 1999 and 1998................................4

         Statements of Cash Flows  (Unaudited) for the Nine Months Ended
            July 31, 1999 and 1998.............................................5

         Notes to Financial Statements.........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................12

Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk.......................................................23

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................24

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             SIGNATURE EYEWEAR, INC.
                                 BALANCE SHEETS

                                                      JULY 31,      OCTOBER 31,
     ASSETS                                             1999           1998
                                                    ------------   ------------
                                                     (Unaudited)
Current Assets:
    Cash and cash equivalents                       $ 4,383,869    $ 4,256,655
    Accounts receivable, trade                        8,409,021      5,854,722
    Inventories                                      13,338,267     11,308,589
    Deferred tax asset                                  368,000        368,000
    Income taxes refundable                                   0        186,481
    Prepaid expenses and other current assets         1,999,260      1,573,627
                                                    -----------    -----------
                                                     28,498,417     23,548,074
                                                    -----------    -----------

Property and Equipment (net of accumulated
  depreciation and amortization)                      1,805,545      1,472,954
                                                    -----------    -----------
Other Assets:
    Goodwill (net of amortization)                    5,003,125              0
    Covenant not to compete (net of amortization)       568,750              0
    Deferred tax asset                                    7,000          7,000
    Deposits and other assets                           406,818        123,312
                                                    -----------    -----------
                                                      5,985,693        130,312
                                                    -----------    -----------

                                                    $36,289,655    $25,151,340
                                                    ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable, trade                         $ 6,919,229    $ 4,309,026
    Current portion of long-term debt                   288,206              0
    Capitalized lease obligations                        42,316              0
    Income taxes payable                                630,383              0
    Accrued expenses and other current liabilities    2,676,756      1,427,369
                                                    -----------    -----------
                                                     10,556,890      5,736,395
                                                    -----------    -----------
Long-term Debt                                        5,110,748              0
                                                    -----------    -----------

Stockholders' Equity:
    Preferred stock (authorized 5,000,000 shares,
      $.001 par value, none outstanding)                      0              0
    Common stock (authorized 30,000,000 shares,
      $.001 par value, 5,084,689 shares
      outstanding at July 31, 1999 and 5,119,337
      shares outstanding at October 31, 1998)             9,216          9,251
    Paid-in capital                                  14,390,009     14,544,284
    Retained earnings                                 6,222,792      4,861,410
                                                    -----------    -----------
                                                     20,622,017     19,414,945
                                                    -----------    -----------
                                                    $36,289,655    $25,151,340
                                                    ===========    ===========

         The accompanying notes are an integral part of this statement.

                             SIGNATURE EYEWEAR, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)




                                               THREE MONTHS ENDED JULY 31,        NINE MONTHS ENDED JULY 31,
                                           -----------------------------------  -----------------------------
                                                 1999               1998             1999             1998
                                           ---------------   ----------------   -------------    ------------

Net Sales                                  $    13,227,776   $     10,704,040   $  34,689,416    $ 29,599,689

Cost of Sales                                    5,409,121          4,254,456      14,413,426      11,832,037
                                           ---------------   ----------------   -------------    ------------

Gross Profit                                     7,818,655          6,449,584      20,275,990      17,767,652
                                           ---------------   ----------------   -------------    ------------

Operating Expenses:
         Selling                                 3,831,812          3,568,342      10,860,723       9,347,989
         General and administrative              2,970,569          1,865,400       7,191,633       5,149,791
         Amortization of intangibles                56,921                  0          56,921               0
                                           ---------------   ----------------   -------------    ------------
                                                 6,859,302          5,433,742      18,109,277      14,497,780
                                           ---------------   ----------------   -------------    ------------

Income from Operations                             959,353          1,015,842       2,166,713       3,269,872
                                           ---------------   ----------------   -------------    ------------

Other Income (Expense):
         Interest, net                               6,072             78,942          72,700         266,856
         Sundry income(expense)                     11,757             (8,608)         17,969          20,893
                                           ---------------   ----------------   -------------    ------------
                                                    17,829             70,334          90,669         287,749
                                           ---------------   ----------------   -------------    ------------

Income before Income Taxes                         977,182          1,086,176       2,257,382       3,557,621

Provision for Income Taxes                         401,000            389,313         896,000       1,353,222
                                           ---------------   ----------------   -------------    ------------

Net Income                                 $       576,182   $        696,863   $   1,361,382    $  2,204,399
                                           ===============   ================   =============    ============

Earnings Per Share, Basic and Diluted:
         Earnings per common share         $          0.11   $           0.13   $        0.27   $        0.42
                                           ===============   ================   =============   =============

         Weighted average number of
            common shares outstanding            5,084,689          5,268,027       5,092,079    $  5,268,027
                                           ===============   ================   =============   =============

         The accompanying notes are an integral part of this statement.

                             SIGNATURE EYEWEAR, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            NINE MONTHS ENDED JULY 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------

Cash Flows from Operating Activities:
    Net income                                              $ 1,361,382    $ 2,204,399
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
        Depreciation and amortization                           531,431        419,027
        Provision for bad debts                                  34,812          7,439
        Loss on sale of equipment                                 5,842          5,280
        Deferred income taxes                                   (83,463)       (50,000)

        Changes in assets -- (increase) decrease:
           Accounts receivable, trade                        (1,912,059)    (1,797,597)
           Inventories                                         (554,664)    (4,344,808)
           Prepaid income taxes                                 186,481              0
           Prepaid expenses and other assets                   (396,616)    (1,319,974)

        Changes in liabilities--increase (decrease):
           Accounts payable, trade                            1,384,879      3,212,355
           Income taxes payable                                 630,383       (346,000)
           Accrued expenses and other current liabilities       560,702       (214,808)
                                                            -----------    -----------

    Net cash provided by (used in) operating activities       1,749,110     (2,224,687)
                                                            -----------    -----------


Cash Flows Used in Investing Activities:
    Purchases of property and equipment                        (665,020)      (412,025)
    Proceeds from sale of equipment                              21,700              0
    Acquisition related cash payments                        (1,310,771)             0
                                                            -----------    -----------

    Net cash used in investing activities                    (1,954,091)      (412,025)
                                                            -----------    -----------

Cash Flows from Financing Activities:
    Borrowings on long-term debt                                500,000              0
    Principal payments on long-term debt                         (9,750)       (10,138)
    Principal payments on capital lease obligations              (3,745)             0
    Repurchase of common stock                                 (154,310)             0
                                                            -----------    -----------

    Net cash provided by (used in) financing activities        332,195         (10,138)
                                                            -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents            127,214     (2,646,850)
                                                            -----------    -----------

Cash and Cash Equivalents, Beginning of Period                4,256,655      8,133,423
                                                            -----------    -----------

Cash and Cash Equivalents, End of Period                    $ 4,383,869    $ 5,486,573
                                                            ===========    ===========

                             SIGNATURE EYEWEAR, INC.

                       STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)



                                                     NINE MONTHS ENDED JULY 31,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------

Supplementary Disclosures of Cash Flow Information:
    Cash paid during the period for:
       Interest                                      $    46,963    $     3,845
                                                     ===========    ===========
       Income taxes                                  $    91,502    $ 2,027,955
                                                     ===========    ===========


   Supplemental Schedule of Non Cash Operating and
      Financing Activity:
        Liabilities incurred in connection with
           acquisition                               $ 2,125,000   $          0
                                                     ===========   ============
           Liabilities assumed in connection with
                acquisition                          $ 4,743,774   $          0
                                                     ===========   ============


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

NOTE 2--BASIS OF PRESENTATION

A summary of significant accounting policies is as follows:

Income Taxes--The Company's effective income tax rate at July 31, 1999 varies from the federal statutory tax rate of 34% principally due to state income taxes.

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


                                     FOR THE  THREE  MONTHS  ENDED JULY 31, 1999

                                     NET INCOME          SHARES        PER-SHARE
                                     (NUMERATOR)      (DENOMINATOR)      AMOUNT
                                     -----------      -------------      ------
Basic and diluted EPS income
available to common stockholders    $ 576,182          5,084,689         $ 0.11
                                    =========          =========         ======


                                     FOR  THE  NINE  MONTHS  ENDED JULY 31, 1999

                                     NET INCOME          SHARES        PER-SHARE
                                     (NUMERATOR)      (DENOMINATOR)      AMOUNT
                                     -----------      -------------      ------
Basic and diluted EPS income
available to common stockholders    $1,361,382         5,092,079         $ 0.27
                                    ==========         =========         ======

For the three and nine months ended July 31, 1999, there was no difference between basic and diluted EPS. Warrants to purchase 180,000 shares of common stock at $12 per share were outstanding during

                             SIGNATURE EYEWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


the quarter. Options to purchase 419,000 shares of common stock at $10 per share and 204,300 shares of common stock at $4 per share were outstanding during the quarter. They were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common stock during the three and nine months ended July 31, 1999.

NOTE 3--ACQUISITION OF BUSINESS

On June 23, 1999, the Company acquired substantially all of the assets (the "CDS Acquisition") of California Design Studio, Inc. ("CDS"), including its Dakota Smith proprietary name, and an exclusive license for Nicole Miller Eyewear. Total consideration was $7,394,000, consisting of $800,000 in cash; payment in full of the $600,000 existing CDS bank loan; an unsecured promissory note in the principal amount of $1,250,000; and the assumption of approximately $4,744,000 of the liabilities of CDS. Additionally the Company recorded approximately $275,000 of estimated expenses in connection with the CDS Acquisition.

The CDS Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated based upon the following approximate fair values on the date of the CDS Acquisition as follows:


                                                      JULY 31,
                                                        1999
                                                    -------------

          Current assets                              $2,353,000
          Property and equipment                         170,000
          Intangibles                                    117,000
          Goodwill                                     5,029,000
                                                    -------------

          Purchase price                            $  7,669,000
                                                    =============

The $5,029,000 excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill, to be amortized on a straight-line basis over 20 years, and is included in other assets.

In connection with the CDS Acquisition, the Company entered into a covenant not to compete agreement with the sole shareholder of CDS, valued at $600,000, which has been included in other assets and is being amortized on the straight-line basis over its life of two years.

                             SIGNATURE EYEWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following summary of unaudited pro forma combined results of operations data for the three months and the nine months ended July 31, 1999 and 1998 reflects the CDS Acquisition as if it had occurred on November 1, 1997.

                                      Three Months Ended July 31,
                                      ---------------------------
                                         1999           1998
                                      ------------  -------------
          Net sales                   $ 14,444,000  $ 13,122,000
                                      ============  ============
          Net income                  $    741,000  $    498,000
                                      ============  ============
          Earnings per common share   $       0.15  $       0.09
                                      ============  ============


                                       Nine Months Ended July 31,
                                       --------------------------
                                          1999          1998
                                       -----------  -------------

          Net sales                    $39,366,000  $ 37,822,000
                                       ===========  ============
          Net income                   $ 1,135,000  $  1,975,000
                                       ===========  ============
          Earnings per common share    $      0.22  $       0.37
                                       ===========  ============



These unaudited pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense from the acquisition debt, increased amortization expense from goodwill and other intangible assets, and reduced operating and occupancy expenses resulting from consolidating the operations. The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the CDS Acquisition been consummated on November 1, 1997 or of the future operations of the combined companies under the ownership and management of the Company.

NOTE 4--LONG-TERM DEBT

In December 1998, the Company entered into an agreement with its commercial bank to provide the Company with an unsecured term loan of $500,000, with interest accruing at a fixed rate of 6.75% per year, and interest and principal payments scheduled throughout the life of the term loan. The term loan matures in November 2001. At July 31, 1999, $500,000 was due to the bank under the term loan, of which $166,667 was current.

In connection with the CDS Acquisition, the Company issued a note payable to CDS in the amount of $1,250,000 bearing interest at 7% per annum. The note requires monthly payments of $17,042, and the unpaid principal and accrued interest is due on June 23, 2002.

Also in connection with the CDS Acquisition, the Company assumed a liability to the principal supplier of CDS in the face amount of $4,845,847, requiring monthly payments of $50,000, with no stated

                             SIGNATURE EYEWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


interest rate, until June 23, 2002, when the remaining balance is due. The liability has been discounted using a 7.37% rate of interest, thereby decreasing the liability and the corresponding goodwill by $705,604.

NOTE 5--CAPITAL LEASE OBLIGATIONS

In connection with the CDS Acquisition, the Company acquired certain equipment and assumed the corresponding obligations under agreements classified as capital lease obligations. The property is included in property and equipment at their fair values at the date of the CDS Acquisition. The capitalized cost and accumulated amortization at July 31, 1999 related to such equipment were as follows:

      Capitalized cost                                            $   59,855
      Less accumulated amortization                                   (2,077)
                                                                  ----------

      Capitalized cost, net                                       $   57,778
                                                                  ==========

Future minimum payments under capital leases as of July 31, 1999 are as follows:

      July 31, 2000                                               $   51,524
      July 31, 2001                                                   41,678
      July 31, 2002                                                   25,718
                                                                  ----------
      Total future minimum lease payments                            118,920
      Less amount representing interest                              (14,992)
                                                                  ----------

      Present value of net minimum capital lease payments            103,928
      Less current portion                                            42,316
                                                                  ----------

      Long-term portion                                           $   61,612
                                                                  ==========

NOTE 6--OPERATING LEASES

In February 1999, the Company entered into an agreement permitting the acquisition of an aggregate of $3,500,000 of computer equipment and software under a series of operating leases. At July 31, 1999, the Company had acquired approximately $2,262,000 of equipment and software under the leases. Payments for each lease will be made in monthly installments over a 42-month period. Payments began in June 1999.

NOTE 7--LICENSE AGREEMENTS

In March 1999, the Company entered into a license agreement with COACH, a division of Sara Lee Corporation, which grants the Company exclusive rights to use the "COACH" trademarks in connection with the distribution, marketing and sale of eyewear products. The license period extends for ten years

                             SIGNATURE EYEWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


from the date sales of COACH Eyewear begin, provided that specified minimum sales are achieved and the Company is not in material default under the agreement.

In March 1999, the Company amended its license agreement with Eddie Bauer to authorize the Company to design, manufacture and market Eddie Bauer Performance Sunwear using patented technology lenses provided by Oakley, Inc. The Company also entered into an agreement with Oakley, Inc. pursuant to which Oakley agreed to supply the lenses through December 2002.

In connection with the CDS Acquisition, the Company acquired CDS's license with Kobra International, which grants the Company rights to use the "Nicole Miller" trademark in connection with the distribution, marketing and sale of eyewear products. The license period extends until March 31, 2003, provided that specified minimum sales are achieved and the Company is not in material default under the agreement.

NOTE 8--SUBSEQUENT EVENT

As of August 1, 1999, the Company acquired 100% of the capital stock of Great Western Optical ("GWO"), a privately held corporation. GWO's principal business was the distribution of the Company's products. The purchase price for the capital stock consisted of a note payable and Signature stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Signature Eyewear, Inc. ("Signature" or the "Company") designs, markets and distributes prescription eyeglass frames primarily under exclusive licenses for Laura Ashley Eyewear, Eddie Bauer Eyewear and Hart Schaffner & Marx Eyewear, as well as its own private labels. In March 1999, the Company entered into a license agreement with COACH, a leading American brand of quality leather goods and accessories, under which Signature will have the exclusive license to design, market and distribute COACH Eyewear. The Company also entered into an amendment to its license agreement with Eddie Bauer, under which Signature received the right to design, manufacture and distribute Eddie Bauer Performance Sunwear using lenses from Oakley, Inc. Signature concurrently entered into an agreement with Oakley providing that Oakley will supply its patented technology lenses for Eddie Bauer Performance Sunwear. In June 1999, the Company purchased substantially all the assets of California Design Studio, Inc. ("CDS"), a privately held corporation that designed and marketed prescription eyeglass frames and ready-to-wear sunglasses under its own proprietary trademarks, including Dakota Smith, and under a license for Nicole Miller Eyewear.

      The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Year 2000" and "Factors That May Affect Future Results" below as well as those discussed elsewhere in this Form 10-Q. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Year 2000" and "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's cash flows and working capital requirements and the Company's estimates of revenues and expenses following its conversion to a direct sales force in October 1999.

ACQUISITION OF CALIFORNIA DESIGN STUDIO

      On June 23, 1999, Signature acquired substantially all of the assets of CDS for consideration of $7.4 million, consisting of $800,000 in cash, payment in full of the $600,000 existing CDS bank loan, an unsecured promissory note in the principal amount of $1,250,000 and the assumption of approximately $4,744,000 of the liabilities of CDS. The assumed liabilities consist primarily of obligations to the principal manufacturer of the eyeglass frames of CDS and of other trade payables. The acquisition of CDS has been accounted for using the purchase method of accounting. The Company has recorded as goodwill the $5.0 million excess of the purchase price over the fair values of the net assets acquired, which will be amortized on a straight-line basis over 20 years. The Company's revenues for the three months ended July 31, 1999 include sales of Nicole Miller Eyewear and Dakota Smith Eyewear that occurred following the closing of the acquisition on June 23, 1999. The Company also entered into a covenant not to compete agreement with the shareholder of CDS, valued at $600,000, which is being amortized on the straight-line basis over its life of two years, and incurred acquisition related costs of approximately $275,000.

RESULTS OF OPERATIONS

    The following table sets forth, for the indicated periods, selected statement of income data shown as a percentage of net sales.



                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                          JULY 31,              JULY 31,
                                     ------------------    ------------------
                                       1998      1999       1998       1999
                                     --------  -------    --------   -------
Net sales........................      100.0%   100.0%      100.0%     100.0%
  Cost of sales..................       39.7     40.9        40.0       41.5
                                       -----    -----       -----      -----
  Gross profit...................       60.3     59.1        60.0       58.5
                                       -----    -----       -----      -----
  Operating expenses:
     Selling.....................       33.3     29.0        31.6       31.3
     General and administrative..       17.5     22.5        17.4       20.8
     Amortization of Intangibles.          0       .4           0         .2
                                       -----    -----       -----      -----
        Total operating expenses.       50.8     51.9        49.0       52.3
                                       -----    -----       -----      -----
  Income from operations.........        9.5      7.2        11.0        6.2
                                       -----    -----       -----      -----
  Other income (expense), net....         .6       .1         1.0         .3
                                       -----    -----       -----      -----
  Income before provision for
  income taxes...................       10.1      7.3        12.0        6.5
                                       -----    -----       -----      -----
  Provision for income taxes.....        3.6      3.0         4.6        2.6
                                       -----    -----       -----      -----
  Net income.....................        6.5%     4.3%        7.4%       3.9%
                                       =====    =====       =====      =====

      NET SALES. Net sales were $13,228,000 for the quarter ended July 31, 1999 (the "1999 third quarter"), an increase of 23.6% compared to net sales of $10,704,000 for the quarter ended July 31, 1998 (the "1998 third quarter"). Net sales for the nine months ended July 31, 1999 (the "1999 period") were $34,689,000, an increase of 17.2% compared to net sales of $29,600,000 for the nine months ended July 31, 1998 (the "1998 period").

      The increases in net sales for the 1999 third quarter and the 1999 period were due principally to increases of net sales of $1,539,000 and $5,494,000, respectively, of Eddie Bauer Eyewear, which the Company launched in March 1998, and to increases in net sales of $857,000 resulting from the addition of Nicole Miller Eyewear and Dakota Smith Eyewear as a result of the CDS Acquisition on June 23, 1999.

      The following table sets forth, for the indicated periods, selected net sales data in thousands, as a percentage of net sales and as a percentage change in net sales from the 1998 to the 1999 periods:

                                 THREE MONTHS ENDED JULY 31,                              NINE MONTHS ENDED JULY 31,
                     ---------------------------------------------------     ----------------------------------------------------
                           1999                 1998           CHANGE               1999                 1998           CHANGE
                       -------------        -------------      ------           -------------       -------------       ------

Laura Ashley Eyewear   $5,569     42.1%    $5,683      53.1%     (2.1)%       $16,081     46.4%    $17,306     58.5%      (7.1)%
Eddie Bauer Eyewear     4,212     31.8%     2,673      25.0%     57.6 %        10,937     31.5%      5,443     18.4%     101.0 %
Other Sales (1)         3,447     26.1%     2,348      21.9%     46.9 %         7,671     22.1%      6,851     23.1%      12.0 %
                      -------    -----    -------     -----                   -------    -----     -------    -----
Total                 $13,228    100.0%   $10,704     100.0%     23.6 %       $34,689    100.0%    $29,600    100.0%      17.2 %
                      =======    =====    =======     =====                   =======    =====     =======    =====

---------------
(1)Includes net sales of other designer eyewear (Hart Schaffner & Marx, Jean Nate, Dakota Smith and Nicole Miller), private label frames, USA Optical and Optical Surplus, and other miscellaneous products.

      GROSS PROFIT. Gross profit increased from $6,450,000 in the 1998 third quarter to $7,819,000 for the 1999 third quarter, and from $17,768,000 in the 1998 period to $20,276,000 for the 1999 period. This increase was due principally to the increase in net sales. The Company's gross profit margin declined from 60.3% in the 1998 third quarter to 59.1% in the 1999 third quarter. The gross profit margin decreased from 60.0% in the 1998 period to 58.5% in the 1999 period. These decreases were primarily due to the sales of certain styles at lower margins and, in the 1999 third quarter, to a shift in the sales mix from distributors to national chains, which are at lower margins.

      OPERATING EXPENSES. Operating expenses increased from $5,434,000 in the 1998 third quarter to $6,859,000 in the 1999 third quarter, and from $14,498,000 in the 1998 period to $18,109,000 in the 1999 period. Operating expenses for the 1999 third quarter and the 1999 period included an increase of $264,000 and $1,513,000, respectively, in selling expenses, and an increase of $1,106,000 and $2,042,000, respectively, in general and administrative expenses. General and administrative expenses for the 1999 third quarter and 1999 period increased as a result of $437,000 and $1,006,000, respectively, in additional compensation and other expenses related to the Company hiring additional mid-level managers and other personnel to prepare for the Company's planned expansion; an increase of $145,000 and $388,000, respectively, in employee benefits; $257,000 due to the upgrade of the Company's warehouse and operating systems; and, amortization of $57,000 of goodwill and the covenant not to compete related to the CDS Acquisition. Selling expenses as a percentage of net sales decreased from 33.3% of net sales for the 1998 third quarter to 29.0% of net sales for the 1999 third quarter, but declined slightly from 31.6% of net sales for the 1998 period to 31.3% for the 1999 period.

      NET OTHER INCOME. Net other income in the 1999 third quarter and the 1999 period were $18,000 and $91,000, respectively, as compared to net other income in the 1998 third quarter and the 1998 period of $70,000 and $288,000, respectively. These decreases in other income were primarily due to a decrease in interest income.

      PROVISION FOR INCOME TAXES. The Company's income tax provisions were $401,000 and $896,000 for the 1999 third quarter and the 1999 period, respectively, and $389,000 and $1,353,000 for the 1998 third quarter and the 1998 period, respectively. The changes in income taxes reflect the changes in income before income taxes.

      NET INCOME. Net income was $697,000 and $2,204,000 in the 1998 third quarter and 1998 period, respectively, and $576,000 and $1,361,000 in the 1999 third quarter and 1999 period, respectively. These decreases in net income were due to the factors set forth above.

      FUTURE IMPACT OF CONVERSION TO DIRECT SALES FORCE. Historically, the Company has distributed its eyeglass frames to independent optical retailers in the United States (other than California and Arizona) through distributors. Sales through United States distributors accounted for approximately 37% of the Company's total net sales during the nine months ended July 31, 1999. Effective October 1, 1999, the Company will replace its domestic network of 25 distributors with its own direct national sales force of up to 130 sales representatives. As of September 14, 1999, the Company had employed 70 direct sales representatives. The Company's conversion to a direct sales force will result in both an increase in the sales price the Company receives for products previously sold through distributors and an increase in the selling expenses associated with the sale of these products. The Company anticipates that initially unit sales prices to optical retailers will be 60% to 70% greater than sales prices to distributors.

      In addition, based on the same number of unit sales as in prior periods, the Company anticipates that its selling expenses will increase to approximately 45% to 50% of net sales, primarily as a result of commissions to be paid to sales representatives. Lastly, the Company anticipates that, during the 1999 fiscal fourth quarter and 2000 fiscal first quarter, it will have approximately $1.0 million in credits for inventory returned by distributors. The Company also must make significant expenditures in connection with the conversion, many of which must be made before the Company begins to realize the benefits of selling its products directly to optical retailers. These expenditures are related to, among other factors, the employment of additional sales executives, sales representatives, customer service personnel and other support personnel, and investments in computer hardware and software, telephone and warehouse distribution infrastructure. The Company expects that these expenditures will adversely affect its operating results in the short term. See "Factors That May Affect Future Results -- Replacement of Distributor Network with Direct Sales Force."

LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1999, the Company had $4,384,000 in cash and cash equivalents, of which $3,250,000 was invested in commercial paper and certificates of deposit with interest rates ranging from 4.45% to 5.10%, and $907,000 was invested in money market funds bearing interest at 4.14%.

      The Company entered into a credit agreement with its commercial bank (the "Credit Agreement") in October 1997. Under the Credit Agreement, the bank has agreed to provide to the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate plus 2%, or at the bank's prime rate. At April 30, 1999, no amounts were due to the bank under the Credit Agreement. In December 1998, the Company entered into an agreement with its commercial bank to provide the Company with an unsecured term loan of $500,000 (the "Term Loan"), with interest accruing at a fixed rate of 6.75% per year, and interest and principal payments scheduled throughout the life of the Term Loan. The Term Loan matures in November 2001. At July 31, 1999, $500,000 was due to the bank under the Term Loan.

      Long-term debt at July 31, 1999 also included a promissory note payable to CDS in the amount of $1,250,000 and the obligation of CDS to its principal supplier that the Company assumed in the CDS Acquisition. See Notes 3 and 4 of Notes to Financial Statements.

      Of the Company's accounts payable at July 31, 1999, $2,710,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held $83,000 in foreign currency forward commitments at July 31, 1999.

      In anticipation of its planned future growth, the Company in its fiscal 1999 second quarter began a project to upgrade its warehouse and operating systems, including computer software and hardware. A significant portion of the project is being funded by a series of operating leases with an aggregate maximum line of credit for $3,500,000. Each lease has a 42-month term and even monthly payments throughout the term. The Company anticipates that for this project in fiscal 1999, approximately $450,000 will be capitalized and about $750,000 will be charged to general and administrative expenses (including $400,000 in payments under the operating leases).

      In connection with the CDS Acquisition, the Company recorded other assets consisting of goodwill and a covenant not to compete. See "Acquisition of California Design Studio."

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

      Because third party failures could have a material impact on the Company's ability to conduct business, the Company has sent questionnaires to substantially all of the Company's key vendors and business partners, including manufacturers of the Company's eyeglass frames and significant retailers of the Company's products. The purposes of these questionnaires are to obtain reasonable assurances about the Year 2000 readiness status of these key vendors and business partners, and their plans to become Year 2000 compliant. The returned questionnaires have been assessed by the Company, categorized based upon readiness for the Year 2000, and prioritized in order of significance to the business of the Company. To the extent that key vendors and business partners do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans are being developed. The Company cannot yet determine how the Year 2000 problem or that problem's effect on its customers and vendors will impact the Company. Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, the failure by any of these key vendors or business partners to adequately address the Year 2000 problem could result in disruptions in the supply or sale of the Company's products, either of which would have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

REPLACEMENT OF DISTRIBUTOR NETWORK WITH DIRECT SALES FORCE

      Historically the Company has distributed its eyeglass frames to independent optical retailers in the United States (other than California and Arizona) through distributors. Sales through United States distributors accounted for approximately 37% of the Company's total net sales during the nine months ended July 31, 1999. Effective October 1, 1999, the Company will replace its domestic network of 25 distributors with its own direct national sales force of up to 130 sales representatives. While the Company has successfully developed and managed a direct sales force of nine sales representatives in California and Arizona, has hired an experienced national sales manager, and had employed 70 direct sales representatives as of September 14, 1999, it has no experience in developing and managing a direct sales force on a national level. A successful national direct sales force requires sales managers and sales representatives who are experienced in the optical business; an ongoing system for training the sales staff about Signature's products, programs and systems; revised sales programs developed exclusively for the direct sales force; and highly sophisticated internal systems necessary to support the expanded sales structure. During the Company's 1999 fiscal fourth quarter, before the completion of the direct sales force development, the Company anticipates that its business, operating results and financial condition will be adversely impacted by several aspects of the termination of its distributor relationships, specifically the crediting of inventory returned by the distributors, and the disruption in the marketplace caused by the changeover in sales representation and by distributors' attempts to replace sales of Signature products with products of other companies. In addition, in connection with the conversion to a direct sales force, the Company must make significant expenditures, many before the Company begins to realize the benefits of the conversion. These expenditures are related to, among other factors, the employment of additional sales executives, sales representatives, customer service personnel and other support personnel; and investments in computer hardware and software, telephone, information systems and warehouse distribution infrastructure.

      There can be no assurance that the Company will be successful in making the transition to a national direct sales force. Failure to do so could have a material adverse impact on the Company's business, operating results and financial condition.

SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY LICENSE

      Net sales of Laura Ashley Eyewear accounted for 74.6%, 72.5%, 56.4%, and 42.1% of the Company's net sales in fiscal 1996, fiscal 1997, fiscal 1998, and the 1999 third quarter, respectively. In March 1998, the Company launched the Eddie Bauer Eyewear collection, which accounted for 20.9% of the Company's 1998 fiscal year net sales (although it was on the market for eight months of that fiscal year) and 31.9% of the Company's net sales in the 1999 third quarter. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear line through the development of Eddie Bauer Eyewear and other brand names and product offerings, the Company expects the Laura Ashley Eyewear line to continue to be one of the Company's leading sources of revenue for the foreseeable future. The Company designs, markets and distributes Laura Ashley Eyewear through an exclusive license with Laura Ashley entered into in 1991. The Laura Ashley license terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. Laura Ashley may terminate the license before its term expires if (i) the Company commits a material breach of the license agreement and fails to cure that breach within 30 days after notice is given, (ii) the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable, (iii) the Company fails to propose a selection of styles of eyewear which Laura Ashley in exercising good faith is willing to approve for manufacture and distribution, (iv) the Company fails to have net sales of Laura Ashley Eyewear sufficient to generate minimum royalties in each of any two years, (v) the Company is unable to pay its debts in the ordinary course of business or enters into liquidation, becomes bankrupt or insolvent, or is placed in the control of a receiver or trustee, or (vi) the Company in any year fails to spend a specified percentage of net sales of Laura Ashley Eyewear on advertising and promotion. For purposes of renewal and early termination of the license agreement, the Company must generate total Laura Ashley Eyewear minimum net sales of $11,000,000, $12,000,000, and $13,000,000 for the contract years ending January 31, 2000, 2001 and 2002, respectively. The Company has substantially exceeded its minimum net sales requirements each year under the license agreement. The termination of the Laura Ashley Eyewear license would have a material adverse effect on the Company's business, operating results and financial condition.

APPROVAL REQUIREMENTS OF BRAND-NAME LICENSORS

      The Company's business is predominantly based on its brand-name licensing relationships. Each of the licenses requires mutual agreement of the parties for significant matters. Each of the licensors has final approval over all eyeglass frames and other products bearing the licensor's proprietary marks, and the frames must meet the licensor's general design specifications and quality standards. Consequently, each licensor may, in the exercise of its approval rights, delay the distribution of eyeglass frames bearing its proprietary marks. The Company expects that each future license it obtains will contain similar approval provisions. Accordingly, there can be no assurance that the Company will be able to continue to maintain good relationships with each licensor, or that the Company will not be subject to delays resulting from disagreements with, or an inability to obtain approvals from, its licensors. These delays could materially and adversely affect the Company's business, operating results and financial condition.

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

INTERNATIONAL SALES

      International sales accounted for approximately 8.8%, 7.7%, 8.4%, and 5.8% of the Company's net sales in fiscal 1996, fiscal 1997, fiscal 1998, and the 1999 period, respectively. These sales were primarily in England, Canada, Australia, New Zealand, France and the Netherlands. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

PRODUCT RETURNS

      The Company has a product return policy that it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. According to the 1996 U.S. Optical Industry Handbook, the existence of this policy in the optical business has led to some companies having return rates over 20%. The Company's product returns for fiscal 1996, fiscal 1997, and fiscal 1998 amounted to 12.1%, 12.5%, and 13.8% of gross sales (sales before returns), respectively. The Company anticipates returns that are significantly higher than normal in its 1999 fiscal fourth quarter, due to its decision to replace its distributor network with its own direct sales force on October 1, 1999. See "-- Replacement of Distributor Network with Direct Sales Force." The Company has traditionally maintained reserves for product returns which it has considered adequate, and intends to increase its reserve for returns in the future in connection with its conversion to a national direct sales force. The possibility nonetheless exists that the Company could experience returns at a rate significantly greater than it has reserved for, which could have a material adverse impact on the Company's business, operating results and financial condition.

AVAILABILITY OF VISION CORRECTION ALTERNATIVES

      The Company's future success could depend to a significant extent on the availability and acceptance by the market of vision correction alternatives to prescription eyeglasses, such as contact lenses and refractive (including lasik) optical surgery. While the Company does not believe that contact lenses, surgery or other vision correction alternatives materially and adversely impact its business at present, there can be no assurance that technological advances in, or reductions in the cost of, vision correction alternatives will not occur in the future, resulting in their more widespread use. Increased use of vision correction alternatives could result in decreased use of the Company's eyewear products, which would have a material adverse impact on the Company's business, operating results and financial condition.

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

MANAGEMENT OF GROWTH

      The Company has grown rapidly in recent years, with net sales increasing from $20.1 million in fiscal 1994 to $40.9 million in fiscal 1998, and the number of employees increasing from approximately 50 at October 31, 1994 to 233 at July 31, 1999. In fiscal 1999, the Company has had a significant increase in its product lines. The Company's growth has placed substantial burdens on its management resources, and as a result, the Company has made additions to its management team. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to sustain its historic rate of revenue growth, continue its profitable operations or manage future growth successfully.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of the Company owned approximately 56.5% of the Company's outstanding shares at July 31, 1999. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

QUARTERLY AND SEASONAL FLUCTUATIONS

      The Company's results of operations have fluctuated from quarter to quarter and the Company expects these fluctuations to continue in the future. Historically, the Company's net sales in the quarter ending January 31 (its first fiscal quarter) have been lower than net sales in other fiscal quarters. The Company attributes lower net sales in the first quarter in part to low consumer demand for prescription eyeglasses during the holiday season and year-end inventory adjustments by independent optical retailers and, historically, distributors. A factor which may significantly influence results of operations in a particular quarter is the introduction of a brand-name collection, which results in disproportionate levels of selling expenses due to additional advertising, promotions, catalogs and in-store displays. Introduction of a new brand may also generate a temporary increase in sales due to initial stocking by retailers. Other factors which can influence the Company's results of operations include customer demand, the mix of distribution channels through which the eyeglass frames are sold, the mix of eyeglass frames sold, product returns, delays in shipment and general economic conditions.

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

      FOREIGN CURRENCY RISKS. During fiscal 1998, a maximum of $2,174,000 and a minimum of $667,000 of the Company's accounts payable were payable in foreign currency. During the 1999 third quarter, a maximum of $2,710,000 and a minimum of $860,000 of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $59,000 at October 31, 1998 and $83,000 at July 31, 1999. International sales accounted for approximately 8.4% and 5.8% of the Company's net sales in fiscal 1998 and the 1999 third quarter, respectively. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

      INTEREST RATE RISK. Under the Company's Credit Agreement, its bank has agreed to provide the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate ("LIBOR") plus 2%, or at the bank's prime rate. At July 31, 1999, no amounts were due to the bank under the Credit Agreement. Any interest which may in the future become payable on the Company's bank line of credit will be based on variable interest rates and will therefore be affected by changes in market interest rates. In addition, the Company has fixed income investments consisting of cash equivalents, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

                          PART II
                     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

            Exhibit 27   Financial Data Schedule.

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K filed on June 11, 1999, reporting under
            Item 5 the Company's press release dated June 11, 1999.

            Current Report on Form 8-K filed on July 1, 1999, reporting under
            Item 2 the Company's acquisition of substantially all of the assets of California Design Studio, Inc. on June 23, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 14, 1999                      SIGNATURE EYEWEAR, INC.



                                              By: /S/ MICHAEL PRINCE
                                                 --------------------
                                                 Michael Prince
                                                 Chief Financial Officer



                                                 /S/ MICHAEL PRINCE
                                                 ---------------------
                                                 Michael Prince
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)