Form 10-K
period 1999-10-31
SIGNATURE EYEWEAR INC
filed 2000-01-31
CIK 1036292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-23001

                             SIGNATURE EYEWEAR, INC.
             (Exact name of Registrant as Specified in its Charter)

                          CALIFORNIA       95-3876317
                       (State or Other       (I.R.S.
                        Jurisdiction         Employer
                     of Incorporation Or   Identification
                         Organization)         No.)

                     498 NORTH OAK STREET
                     INGLEWOOD, CALIFORNIA    90302
                     (Address of Principal  (Zip Code)
                       Executive Offices)

       Registrant's Telephone Number, Including Area Code: (310) 330-2700

           Securities Registered Pursuant to Section 12(b) of the Act:

                       TITLE OF     NAME OF EACH EXCHANGE ON
                      EACH CLASS         WHICH REGISTERED

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On January 21, 2000, the Registrant had 5,083,989 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 2,218,660 shares of Common Stock held by non-affiliates of the Registrant as of January 21, 2000 was $6,101,315.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                    ITEMS OMITTED IN RELIANCE ON RULE 12B-25

     Items 1, 6, 7, 7A, 8 and protions of 14 of this Form 10-K have been omitted in reliance on Rule 12b-25.

                                     PART I

ITEM 2--DESCRIPTION OF PROPERTIES

     The Company leases approximately 64,000 square feet of a building located in Inglewood, California, where it maintains its principal offices and a warehouse. The Company's lease for this facility expires in 2005, although the Company has an option to renew the lease for an additional five years.

     The Company's international division also leases approximately 2,500 square feet of a building in Liege, Belgium, which supports the Company's sales in Europe.

ITEM 3--LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "SEYE." The following table sets forth, for the period indicated, certain high and low prices for the Common Stock as reported by the Nasdaq Stock Market.


                                                                HIGH      LOW
                                                               -------  --------

    FISCAL YEAR ENDED OCTOBER 31, 1998
       First Quarter.......................................... $  9.13  $  6.75
       Second Quarter......................................... $ 10.38  $  7.88
       Third Quarter ......................................... $  9.50  $  7.00
       Fourth Quarter......................................... $  7.50  $  3.13

    FISCAL YEAR ENDED OCTOBER 31, 1999
       First Quarter.......................................... $  5.69  $  3.38
       Second Quarter......................................... $  4.72  $  2.75
       Third Quarter ......................................... $  4.41  $  2.88
       Fourth Quarter......................................... $  4.19  $  3.13

     On January 21, 2000, the last sales price of the Common Stock as reported on the Nasdaq Stock Market was $2.75 per share. As of January 21, 2000, there were 25 holders of record of the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     In September 1999, the Company issued to Springer Capital Corporation 50,000 shares of the Company's Common Stock and Warrants to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $7.50 per share. The Warrants currently are exercisable in full and terminate on September 10, 2004. The Company issued these securities in connection with the Company's acquisition from Springer Capital Corporation of all the issued and outstanding capital stock of Great Western Optical. The Company issued these securities in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving public offering.

DIVIDENDS

     The Company does not currently intend to pay dividends on its Common Stock and plans to follow a policy of retaining earnings to finance the growth of its business. The Company paid no dividends in fiscal 1999.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Registrant will appear in the proxy statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 11--EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear in the proxy statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will appear in the proxy statement for the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.


                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed As Part of Report:

          3. Exhibits:

               See attached Exhibit List.

     (b) Reports on Form 8-K:

               Report on Form 8-K dated September 7, 1999, reporting under Item 7 thereof the financial statements and pro-forma financial statements giving effect to the acquisition by Registrant of substantially all of the assets of California Design Studios, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SIGNATURE EYEWEAR, INC.

                                             /S/ JULIE HELDMAN
                                             -----------------------------------
                                             By: Julie Heldman
                                             Its: Co-Chairman of the Board and
                                                  President
                                                  (Principal Executive Officer)

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                   DATE

      /S/ BERNARD WEISS        Co-Chairman of the Board and   January 31, 1999
----------------------------   Chief Executive Officer
         Bernard Weiss

      /S/ JULIE HELDMAN        Co-Chairman of the Board and   January 31, 1999
----------------------------   President
         Julie Heldman

      /S/ MICHAEL PRINCE       Chief Financial Officer and    January 31, 1999
----------------------------   Director
         Michael Prince        (Principal Financial and
                               Accounting Officer)

      /S/ MAURICE BUCHSBAUM    Director                       January 31, 1999
----------------------------
        Maurice Buchsbaum

      /S/ JOEL JOHNSON         Director                       January 31, 1999
----------------------------
        Joel Johnson

      /S/ DANIEL WARREN        Director                       January 31, 1999
----------------------------
         Daniel Warren

                                  EXHIBIT INDEX

EXHIBIT                        EXHIBIT DESCRIPTION
NUMBER

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

10.12 Employment Agreement between the Registrant and Robert Zeichick. Incorporated by reference to Exhibit 10.12 of Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

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

10.16 Form of Representatives' Warrant. Incorporated by reference to Exhibit 1.2 to Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

10.17 First Amendment to Lease, dated May 5, 1998, between Roxbury Property Management and the Registrant, and Second Amendment to Lease, dated June 3, 1998, between Roxbury Property Management and the Registrant.

10.18 Promissory Note, dated as of December 8, 1998, between Registrant and City National Bank. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report of Form 10-Q for the quarter ended January 31, 1999.

10.19 License Agreement, dated as of March 11, 1999, between the Registrant and Coach, a division of Sara Lee Corporation. Incorporated by reference to
      Exhibit 10.1 to Registrant's Quarterly Report of Form 10-Q for the quarter ended April 30, 1999. [Portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment.]

10.20 First Addendum to License Agreement Dated June 24, 1997, dated as of March 26, 1999, between the Registrant and Eddie Bauer, Inc. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report of Form 10-Q for the quarter ended April 30, 1999. [Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment.]

10.21 Asset Purchase Agreement, dated as of June 11, 1999, as amended by the letter agreement, dated June 23, 1999, by and among Registrant, California Design Studio, Inc., other parties identified on Exhibit A to the Asset Purchase Agreement and Carlos Alberto Khantzis. Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K/A filed on September 7, 1999.

21    List of subsidiaries.*

23.1  Consent of Altschuler, Melvoin and Glasser, LLP.*

24.1  Power of Attorney (included on signature page).

27.1  Financial Data Schedule.*

99.1  Schedule II-Valuation and Qualifying Accounts.*

-----------------------------------
*     To be filed by amendment.