Form 10-K/A
period 1999-10-31
SIGNATURE EYEWEAR INC
filed 2000-02-15
CIK 1036292

                      The following items were the subject of a Form 12b-25 and
                  are included herein: Items 1, 6, 7, 7A, 8 and portions of 14.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                Amendment No. 1
                                      To
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

     For the fiscal year ended October 31, 1999

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

    Title of each Class   Name of each Exchange on which Registered
    -------------------   -----------------------------------------
                                            None

          Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 Par Value

                               ----------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

   The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" in Item 7, as well as elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, relationships with licensors, distributors and customers, and the business environment in which the Company operates.

Item 1--Business

General

   Signature Eyewear, Inc. and its subsidiaries ("Signature" or the "Company") design, market and distribute prescription eyeglass frames and sunglasses, primarily under exclusive licenses for Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, and Nicole Miller Eyewear, as well as its proprietary brands, including Dakota Smith. During fiscal 1999, the Company acquired brand-name licenses for COACH Eyewear, Eddie Bauer Performance Sunwear (featuring the patented lens technology of Oakley, Inc.), and bebe eyes. The Company expects to launch those collections in the spring of 2000. The Company obtained the Dakota Smith line, and the license for the Nicole Miller line, as part of its acquisition of the assets of California Design Studio, Inc. in June 1999 (the "CDS Acquisition").

   The Company attributes its success to its brand-name development process, high quality, creative frame designs and its innovative sales programs. The Company's brand-name development process includes identifying a market niche, obtaining the rights to a carefully selected brand name, producing a comprehensive marketing plan, developing unique in-store displays and creating innovative sales and merchandising programs for independent optical retailers and retail chains.

   Before October 1, 1999, the Company distributed its products to independent optical retailers in the United States primarily through exclusive distributors. During the nine months ended July 31, 1999, sales through United States distributors accounted for approximately 37% of the Company's total net sales. Effective as of October 1, 1999, the Company terminated all but two of its 24 United States distributors and hired its own national direct sales force, which numbered 92 sales representatives at December 31, 1999 (with a target of 130 sales representatives by the end of fiscal 2000). The Company made this conversion to stimulate sales growth by enabling the Company to work more closely with the sales representatives selling its products, who are dedicated to selling only the Company's products, and to require its sales representatives to implement the Company's marketing plans.

   The Company's conversion to a direct sales force in the United States has had several material impacts on the Company. The Company incurred significant expenditures in connection with the conversion, including the employment of additional sales executives, sales representatives, customer service and distribution personnel and other support personnel, in computer hardware and software, telephone and warehouse distribution infrastructure. In addition, following the announcement in August 1999 of the conversion, distributors significantly reduced their selling efforts and returned inventory. Distributor inventory returns increased from $2.8 million in fiscal 1998 to $6.8 million in fiscal 1999, and the Company's gross sales (sales before returns) to United States distributors decreased from $20.3 million in fiscal 1998 to $19.1 million in fiscal 1999.

   The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Its most successful line is Laura Ashley Eyewear, which was launched in 1992. Frames in the Laura Ashley Eyewear line are feminine and classic, and are positioned in the medium to mid-high price range. The Eddie Bauer Eyewear collection, launched in March 1998, offers men's and women's styles, and is positioned in the medium-price segment of the brand-name prescription eyewear market. The Eddie Bauer name is widely recognized for its outdoor heritage, casual styling, and reputation for value and quality. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 77% and 75% of the Company's net sales in fiscal 1998 and fiscal 1999, respectively.

   To promote sales, Signature produces "turnkey" marketing, merchandising and sales promotion programs, and provides innovative loyalty programs benefiting the Company and its participating retailers. Under the loyalty programs, each participating retailer agrees to purchase a specified quantity of frames of new styles released during the program period, although the participant may cancel at any time. These "automatic" sales programs have facilitated the widespread placement of new styles in optical retail stores, and have increased the Company's leverage with its manufacturers due to the large size of the Company's orders. Over 20% of the independent optical retailers in the United States participated in one or more of the Company's Loyalty Programs in fiscal 1999. The Company expects to market an innovative new Loyal Partners Program in fiscal 2000, offering styles from almost all of its current designer lines and house brands. The new program will have three levels of rewards, based upon the participant's purchase commitment.

Industry Overview (1)

   Eyewear Consumers. Optical retail sales in the United States have increased during the 1990s. Retail sales of all eyewear products increased from $11.4 billion in 1990 to $15.8 billion in 1998. Correspondingly, retail sales of eyeglass frames increased from $3.87 billion in 1990 to approximately $5.0 billion in 1998. In 1998, approximately 162.8 million Americans, just over 60% of the nation's population, needed some form of vision correction (either eyeglass frames with corrective lenses or contact lenses). More than 93% of people over the age of 45 need corrective eyewear, many due to presbyopia, a condition which makes it difficult to focus on nearby objects, such as small newspaper print. The table below demonstrates how the number of people needing vision correction increases with age.

          Age Breakdown of U.S. Population Needing Vision Correction

                                       Age Group of
                                        Purchasers
                                       as % of Total
                             1998      Purchasers of     % of Age
                          Population      Vision       Group Needing
               Age       (In Millions)  Correction   Vision Correction
               ---       ------------- ------------- -----------------
               0-14           58.1           5.9%          16.5%
              15-24           37.1           9.4           41.2
              25-44           83.2          32.1           62.8
              45-64           57.2          32.9           93.5
            65 and up         34.3          19.7           93.7
                             -----         -----           ----
              Total          269.9         100.0%
                             =====         =====

--------
(1) Unless otherwise noted, all the data in this Industry Overview section relates to the eyewear market in the United States. The source for this data is the 1999 U.S. Optical Industry Handbook published by Jobson Publishing Corporation in March, 1999.

   The average age of the United States population is expected to increase over the next 25 years, due to the aging of the "baby-boomers" born between 1946 and 1964. As more of the baby-boomers exceed age 45, the Company believes more people will have vision impairment, and sales of corrective eyewear should increase.

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

   Competitive Vision Correction Methods. Currently, there are two methods of correcting vision impairment which compete with prescription eyeglasses: contact lenses and surgery. Although retail sales of contact lenses remained flat from 1995 through 1999 at $1.9 billion, their sales as a percentage of total retail sales decreased from 13.5% in 1995 to 12% in 1999. The Company believes that sales of contact lenses do not currently materially threaten eyeglass frame sales because many people who wear contact lenses need a pair of eyeglasses for night time and for the days when they decide not to wear their contact lenses.

   A number of surgical techniques have been developed to correct vision problems such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Vision correction surgery by laser has recently become increasingly popular, with an estimated 850,000 operations performed in 1999. Nonetheless, the Company does not believe that these techniques will materially and adversely affect sales of prescription eyewear in the near future. The Company believes that a number of people who have had successful eye surgery may still need some form of corrective eyeglasses, and others may need eyeglasses at a later date due to the onset of presbyopia. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Results--Availability of Vision Correction Alternatives."

   Optical Retail Outlets. Optical retailers consist of optometrists, opticians and ophthalmologists. There are two main types of optical retailers: independents (with one or two stores) and chains. Chains include national optical retailers such as LensCrafters, Cole Vision Corp. and its subsidiary Pearle Vision, and EyeCare Centers of America, and mass merchandisers such as Wal-Mart and Price Club. In 1999, independent optical retailers had a 60.3% market share, national optical retailers had a 32.9% market share, mass merchandisers had a 4.7% market share, and managed care organizations had a 2.1% market share.

Growth Strategy

   During fiscal 1999, the Company entered a new stage of its development. Most significantly, the Company changed its method of distributing its products in the United States, becoming a national direct seller to independent optical retailers. The Company also entered into license agreements for new, nationally recognized brands, and decided to expand its presence both internationally and in the sunglass markets. The Company expects to expand upon these developments with these future growth strategies:

     New Product Lines. The Company intends to launch its new brand-name collections, COACH Eyewear, Eddie Bauer Performance Sunwear (with Oakley's patented XYZ lens technology), and bebe eyes in the Spring of 2000.

     Existing Licensed Brands. The Company intends to continue creating innovative marketing, merchandising and sales promotion programs to increase the market penetration of its existing lines of licensed brand-name eyewear, including Nicole Miller eyewear, which it obtained in the CDS Acquisition.

     Signature's Own Lines. Signature intends to add new collections of its own lines, targeting different market niches. In addition, the Company intends to apply its marketing and sales techniques to Dakota Smith Eyewear, the proprietary brand obtained through the CDS Acquisition.

     Sunwear. The Company has created a new sunglass division to manage its increased efforts to market and promote its new sunglass collections, Eddie Bauer Performance Sunwear, COACH Sunwear and bebe eyes sunwear. The Company also intends to increase the market penetration of its existing sunwear lines, including Nicole Miller Sunwear, Dakota Smith Sunwear and Laura Ashley Sunwear.

     Direct Sales Force. The Company intends to to increase its market penetration to independent optical retailers in the United States, using its new national direct sales force.

     International Sales. The CDS Acquisition presents opportunities for growth in international sales. The Company intends to introduce and promote additional product lines in the countries where California Design Studio products are sold, and in the countries where Signature's own brand-name collections have been sold.

Brand Development

   The Company attributes its success to its brand-name development process, its frame designs, and its innovative sales techniques. The Company's brand-name development process includes identifying a market niche, obtaining the rights to a carefully selected brand name, producing a comprehensive marketing plan, designing frames consistent with each brand image, developing unique in-store displays, and creating innovative sales and merchandising programs for independent optical retailers and retail chains.

   Identifying a Market Niche and Obtaining the Rights to a Brand
Name. Signature's brand-name development process begins with identifying an eyewear market niche. The Company characterizes a market niche by referring to the target customer's gender and age (e.g., adult, child, teenage), the niche's general image and styling (e.g., feminine, masculine, casual), its price range, and the applicable channels of distribution. Once the Company chooses a market niche, a brand name is identified which the Company believes will appeal to the target customer in that niche. The Company believes that for a brand name to have the potential for widespread sales in the optical industry, the name must have strong, positive consumer awareness, a distinctive personality and an image of enduring quality. Brands that are aimed at narrower niches can also have optical industry impact (albeit smaller), so long as consumer awareness exists within the targeted niche. The Company's existing license agreements contain terms limiting the ability of the Company to market competing brand names. See Item 7--"Management's Discussion and Analysis of Results of Operation and Finandial Conditions-- Factors That May Affect Future Results--Limitations on Ability to Distribute Other Brand-Name Eyeglass Frames."

   After the Company has determined that a targeted brand name is available, the Company develops (i) an in-depth understanding of the potential licensor's market position, (ii) innovative strategies for extending the brand's image to the eyewear market, (iii) preliminary plans for merchandising, advertising and sales promotion, and (iv) broad concepts for frame design. Once the Company has acquired an exclusive eyewear license for a brand name, it develops detailed concepts for frame designs, establishes the brand's identity within the optical industry, and sets forth the first year's merchandising, advertising and sales promotion plans.

   Frame Design. The Company's frame styles are developed by its in-house design team, which works in close collaboration with many respected frame manufacturers throughout the world to develop unique designs and technologies. Initially, each of the Company's frame designers works individually with a factory to develop new design concepts. Once the factory develops a prototype, the designer presents the style to the Company's frame committee for approval. Once approved, Signature then contracts with the factory partner to manufacture the style. By these methods, Signature is able to choose the strengths of a variety of factories worldwide, and to avoid reliance on any one factory. To assure quality, Signature's designers continue to work closely with the factory at each stage of a style's manufacturing process.

   The Company's metal frames generally require over 200 production steps to manufacture, including hand soldering of bridges, fronts and endpieces. Many of the Company's metal frames take advantage of modern technical advances, such as thinner spring hinges (which flex outward and spring back) and lighter metal alloys, both of which permit the manufacture of frames which are thinner and lighter while retaining strength. The Company also takes advantage of technical advances in plastic frames, such as laminated plastics that are layered in opposing or complementary colors, and extra-strong plastics that can be cut super thin. In its Eddie Bauer Performance Sunwear, the Company plans to incorporate Oakley's patented XYZ lens technology featuring lenses that allow for maximum clarity and minimum distortion.

   Quality Control. The Company uses only manufacturers it believes capable of meeting its criteria for quality, delivery and attention to design detail. Signature specifies the materials to be used in the frames, and approves drawings and prototypes before committing to production. The Company places its initial orders for each style at least six months before the style is released, and requires the factory to deliver several advance shipments of samples. The Company's quality committee examines all sample shipments. This process provides sufficient time to resolve problems with a style's quality before its release date. The Company's quality committee selectively examines frames in subsequent shipments to ensure ongoing quality standards. If, at any stage of the quality control process, frames do not meet the Company's quality standards, then the Company returns them to the factory with instructions to improve the specific quality problems. If the quality does not meet the Company's standards before a style's release date, the Company returns all frames in a style to the factory, and the style is not released.

   Marketing, Merchandising and Sales Programs. Signature produces "turnkey" marketing, merchandising and sales promotion programs to help optical retailers, as well as the Company's sales representatives, promote sales. For optical retailers, the Company develops unique in-store displays, such as its Laura Ashley Eyewear "store within a store" environments. For the sales representatives who call on retail accounts, the Company creates presentation materials, marketing bulletins, motivational audio and video tapes and other sales tools to facilitate professional presentations.

   Loyalty Programs. The Company attributes a significant portion of its success with independent optical retailers in the United States to its loyalty programs. Under these programs each participating retailer agrees to purchase a specified quantity of frames (generally three to six frames per month) of new styles released for that brand during the program period. The Company's loyalty programs benefit the Company through the automatic sales and the reorders they generate, and benefit retailers through sales of new styles, program-ending gifts and from the special in-store merchandising.

   The Company's most successful loyalty programs have been its Laura Ashley Eyewear Loyal Partners Program and its Eddie Bauer Eyewear Loyal Partners Program. At October 31, 1999 the programs had a total of approximately 4,650 domestic participants and approximately 700 international participants. Each domestic participant agreed to purchase at least 33 Laura Ashley Eyewear frames and/or a total of 36 Eddie Bauer Eyewear frames in accordance with its release schedule. Before fiscal 1999, most participants in the Company's loyalty programs completed each annual program, and renewed their participation in ensuing years. After the Company's August 1999 announcement that it would cease selling to its distributors, approximately 34% of the participants in the 1999 Laura Ashley Loyal Partners Program and the 1999 Eddie Bauer Loyal Partners Program canceled their participation.

   Over 20% of the independent optical retailers in the United States participated in one or more of the Company's 1999 loyalty programs. The Company expects to provide a changed Loyal Partners Program in fiscal 2000, that will offer styles from most of its current brands, including styles from collections acquired during fiscal 1999, and styles from the Company's proprietary collections.

Products

   The Company's principal products during fiscal 1999 were eyeglass frames sold under the brand names Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, Nicole Miller Eyewear and Dakota Smith Eyewear. During fiscal 1999, the Company obtained licenses for COACH Eyewear, Eddie Bauer Performance Sunwear with Oakley's patented XYZ lens technology, and bebe eyes, which it intends to launch in the Spring of 2000. Through the CDS Acquisition in June 1999, the Company acquired ownership of the proprietary brand name Dakota Smith and the license for Nicole Miller Eyewear. During fiscal 1999, the Company began selling prescription eyeglass frames under the Company's own label. The Company expects that this collection will have approximately seven segments, each targeting a different market sector.

   The Company also has a division that distributes eyeglass frames both under the Company's own private-label brand as well as other companies' brands, and a division that sells brand-name close-outs at discounted prices.

   The following table provides certain information about the market segments, introduction dates and approximate retail prices of the Company's products.

                                                                    Approximate
                             Customer                                 Retail
    Brand Name/Segment      Gender/Age       Introduction Date       Prices(1)
    ------------------      ----------- --------------------------- -----------
Licensed Brands
  bebe eyes
    Prescription...........    Women    Spring 2000 expected launch  $90-$125
    Sunwear................    Women    Spring 2000 expected launch   $60-$90
  COACH Eyewear
    Prescription...........   Unisex    Spring 2000 expected launch  $170-$215
    Sunwear................   Unisex    Spring 2000 expected launch  $120-$180
  Eddie Bauer
    Prescription...........  Men/Women          March 1998           $100-135
    Performance Sunwear
     with Oakley's patented
     Lenses................  Men/Women  Spring 2000 expected launch   $89-159
  Hart Schaffner & Marx....     Men           September 1996         $140-170
  Laura Ashley
    Prescription...........    Women            March 1992           $125-$180
    Sunwear................    Women            March 1993            $80-100
    Petites................ Girls/Women          June 1993            $80-100
  Nicole Miller (2)
    Prescription...........    Women               1993              $90-$120
    Sunwear................    Women               1993              $75-$115
House Brands
  Camelot
    Prescription...........  Men/Women             1986              $70-$130
    Prescription...........   Unisex               1987              $70-$130
    Prescription........... Boys/Girls             1987               $60-$90
  Dakota Smith (2)
    Prescription...........   Unisex               1992              $90-$125
    Sunwear................   Unisex               1992              $80-$100
  Signature Collection
    Brand X................      Unisex        Launch expected 2000    $85-$95
    Bravado................     Men                1999               $80-$90
    Intuition..............    Women               1999               $80-$90
    Lifescape..............    Women               1999               $60-$70
    Open Road..............   Unisex       Launch expected 2000       $80-$90
    Search.................   Unisex               1999              $80-$140
    Small Print............  Men/Women     Launch expected 2000       $80-$90

--------
(1)  Retail prices are established by retailers, not the Company.

(2) Obtained by the Company in June 1999 in connection with the CDS acquisition.

 Laura Ashley Eyewear

   The Company's first major eyewear line, and still its largest, is Laura Ashley Eyewear, which was introduced in 1992. With net sales of $19,021,000 in fiscal 1999, The Laura Ashley Eyewear Collection remains one of the leading women's brand-name collections in the United States.

   Signature pursued Laura Ashley for its strong female following; its feminine image; its significant worldwide retail presence; and its distinctive, high quality fabrics, home furnishings and clothing. Like Laura

Ashley clothing and home furnishings, Laura Ashley Eyewear has been designed to be feminine and classic, and fashionable without being trendy. The hallmark of Laura Ashley Eyewear is its attention to detail, and the collection is known for its unique designs on the styles' temples, fronts and end pieces. The majority of Laura Ashley Eyewear styles have been designed to reach a broad segment of the women's eyewear market. The designs in the "City Collection" are more fashion-forward, and are aimed at a slightly younger women's market. The designs sold as "Laura Ashley Petite," introduced in fiscal 1999, come in smaller sizes, and are aimed to reach women and girls with smaller faces, regardless of age.

   Signature's in-house merchandising team has conceptualized and designed unique in-store "environments" to attract the target customer to the frames. These "environments" are modular, so that a small display is an integral part of a larger one, and they can be customized for large customers. Most Laura Ashley Eyewear environments are covered with colorful Laura Ashley textured floral-print fabric, providing the retailer with, in effect, a Laura Ashley "store within a store."

   The Company has the exclusive right to market and sell Laura Ashley Eyewear through a license with Laura Ashley entered into in May 1991. The license covers a specified territory including the United States, Canada, the United Kingdom, Australia, New Zealand, Colombia, France, Belgium, and the Netherlands. The Company also has a right of first refusal to distribute Laura Ashley Eyewear in Mexico and all other European countries. The Laura Ashley license terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and generates the required amount of minimum net sales. Laura Ashley may terminate the license before its term expires under certain circumstances, including if a material breach of the license agreement by the Company or if the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable.

 Eddie Bauer Eyewear

   The Company pursued the Eddie Bauer name, which had not previously been licensed for prescription eyewear, for its widespread name recognition, outdoor heritage, casual styling, and reputation for value and quality. Eddie Bauer currently has over 580 retail stores worldwide, and annually distributes approximately 100 million Eddie Bauer merchandise catalogs. Eddie Bauer, which was founded in 1920, is a subsidiary of Spiegel, Inc.

   The Eddie Bauer Eyewear collection includes men's and women's prescription eyewear styles that are coordinated to capture the Eddie Bauer casual lifestyle image, and its outdoor heritage. Eddie Bauer Eyewear's 1999 frame designs are known for their innovative weathered colorations and warm, patina finishes. Several newer Eddie Bauer Eyewear styles have been produced using high-density plastics as well as titanium, a light-weight, extremely strong and long-lasting metal. Along with its marketing, merchandising and sales promotion programs, the Company has designed point-of-sale graphic displays that are also inspired by Eddie Bauer's outdoor image, and the Company's point-of-sale graphics also use the same models shown in Eddie Bauer catalogs, to bring the Eddie Bauer image into retail optical stores. In keeping with Eddie Bauer's commitment to value, the collection consists of medium priced frames, a market-pricing niche which does not currently have many brand-name competitors.

   In March 1999, the Company entered into an amendment to its license agreement with Eddie Bauer, permitting the Company to market and sell Eddie Bauer Performance Sunwear using the patented XYZ lens technology of Oakley, Inc. ("Oakley") to optical retailers. The Company also reached an agreement with Oakley, to supply its patented XYZ optical lenses for use in Eddie Bauer sunglasses. Oakley, one of the largest manufacturers of sunglass frames and lenses in the world, is well known for the quality of its lenses and its inventive sunglass frame designs. Eddie Bauer Performance Sunwear is styled to be a quality collection of performance sunwear for men and women that combines the outdoor-inspired lifestyle of Eddie Bauer with the advanced technology of Oakley XYZ lenses, that permit maximum clarity and provide minimum distortion. The Company expects to launch the new Eddie Bauer Performance Sunwear line in the spring of 2000.

   The Company has the exclusive worldwide right to market and sell Eddie Bauer Eyewear through a license agreement with Eddie Bauer entered into in June 1997. Without the prior written consent of Eddie Bauer, however, the Company may market and sell Eddie Bauer Eyewear only in the United States and in the other countries specified in the license agreement, most notably Japan, the United Kingdom, Germany, France, Australia and New Zealand. The license agreement terminates in December 2002, but the Company may renew it for two three-year terms (one year for sunwear), provided the Company meets certain minimum net sales and royalty requirements and is not in material default. Eddie Bauer may terminate the license before the expiration of its term under certain circumstances, including if (i) a person or entity acquires more than 30% of the Company's outstanding voting securities, and thereby becomes the largest shareholder and owns more shares than Bernard L. Weiss, Julie Heldman, Robert Fried, Robert Zeichick, Michael Prince and Daniel Warren (all of whom are currently directors and/or officers of the Company), or (ii) the Company commits a material breach of the license agreement.

 Hart Schaffner & Marx Eyewear

   The Hart Schaffner & Marx Eyewear collection is targeted at men who are somewhat conservative and interested in quality, comfort and craftsmanship. Hart Schaffner & Marx, a subsidiary of Hartmarx Corporation and a leading manufacturer of tailored clothing, has an image of enduring quality, and is a recognized name among men who purchase apparel in the medium to high price range. Because men are generally concerned about both function and fashion, the frames contain features which enhance their durability--the highest quality screws, nosepads and spring hinges--and come with a warranty. The collection is designed to fit a broad spectrum of men, and selected styles have longer temples and larger sizes than those generally available.

   The Company has the exclusive right to market and sell Hart Schaffner & Marx Eyewear in the United States through a license with Hart Schaffner & Marx entered into in January 1996. The license agreement gives the Company the right of first refusal to sell Hart Schaffner & Marx in any additional countries. The Hart Schaffner & Marx license was renewed in April 1999, and may be renewed for three-year terms by the Company in perpetuity provided the Company is not in default under the license agreement. Hart Schaffner & Marx may terminate its license with the Company before the expiration of its term if (i) someone other than Bernard Weiss, Julie Heldman, Robert Fried or Robert Zeichick acquires more than 50% of the Company's outstanding voting securities, or (ii) the Company fails to perform its material obligations under the license agreement.

 Nicole Miller Eyewear

   In June 1999, in connection with the CDS Acquisition, the Company acquired the exclusive license to design and market Nicole Miller Eyewear, a collection of women's and men's prescription eyewear frames and sunwear. California Design Studio had held the Nicole Miller Eyewear license since 1993, and had marketed the line in the United States and in over 20 countries internationally. Nicole Miller, which has 21 retail stores in the United States, Japan and China, was founded in 1920. From the previous collection of Nicole Miller Eyewear, the Company retained approximately 35 styles, and expects to release approximately 24 more Nicole Miller Eyewear styles during fiscal 2000.

   Nicole Miller Eyewear is targeted at the sophisticated, style-conscious modern woman who creates her own fashion trends in a fun, whimsical way. Nicole Miller clothing designs feature colorful designs with interesting shapes, without being pretentitious or extreme. The Nicole Miller Eyewear collection also features colorful designs with interesting shapes, that represent youthful energy and sophistication. Most styles of Nicole Miller Eyewear prescription eyewear frames are available either as prescription eyewear or as sunwear, and many are available with lenses in designer colors.

   The license for Nicole Miller Eyewear expires in March 2003. The licensor may terminate the license before its stated term expires if the Company materially breaches the license agreement.

 COACH Eyewear

   In March 1999, the Company entered into a license with COACH, a wholly owned subsidiary of Sara Lee Corporation, for COACH Eyewear. The COACH name had not previously been licensed for prescription eyewear or sunwear. COACH is best known for its high-quality leather products, including handbags and luggage. COACH currently has over 165 retail stores worldwide, as well as numerous "shop within shops" inside department stores.

   The Company expects to introduce the COACH Eyewear Collection in the spring of 2000. Coach Eyewear will have both prescription eyewear and sunwear, and will combine both design and function with classically modern styling, for today's discerning consumer. The result is distinctive simplicity with a sense of refinement. In addition, all Coach frames will be sold as an ensemble with an authentic Coach leather eyeglass case, clearly associating the collection with Coach's trademark craftsmanship.

   The Company has the exclusive right to market and sell COACH Eyewear in the United States and Canada pursuant to a license agreement entered into in March 1999 with COACH. The license expires ten years after COACH Eyewear is introduced (currently scheduled for the spring of 2000). COACH may terminate the license before its stated term expires if the Company materially breaches the license agreement or a designated competitor of COACH acquires 50% or more of the outstanding common stock of the Company. The Company and COACH may each terminate the license if net sales of COACH Eyewear in a particular year are less than 50% of targeted net sales. In addition to a royalty based on net sales, the Company has agreed to issue to COACH, upon the introduction of COACH Eyewear, three-year warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $6.50 per share and five-year warrants to purchase an additional 50,000 shares of common stock of the Company at an exercise price of $9.50 per share.

 bebe eyes

   The Company entered into a license with bebe stores, inc. in September 1999, and the resulting collection will be named "bebe eyes." Signature pursued the license for its widespread name recognition and its popularity among young women. bebe stores, inc., which currently has over 100 retail stores in U.S. malls, is a public company.

   bebe clothing is well known for its sexy, provocative styling. Like the clothing, bebe eyes will feature hip, flirtatious styling for the discriminating bebe customer. bebe eyes will also offer sunwear, which is designed for women who take pride in their appearance, while seeking quality and contemporary fashion at a competitive price.

   The Company has the exclusive right to market and sell bebe eyes in the United States, Canada and a number of other countries pursuant to a license agreement the Company entered into in September 1999 with bebe stores, inc. The license expires in March 2003. The Company may renew the license for two consecutive three-year terms provided it meets certain minimum net sales and royalty requirements during the preceding term. bebe may terminate the license before its stated term expires under certain circumstances, including if the Company materially breaches the license agreement or if, without the prior approval of bebe, 50% or more or the outstanding common stock of the Company is acquired by either: (A) a women's apparel company or (B) another person and the financial and operational condition of the Company is impaired or such other person makes or proposes to make material changes in the key management personnel in charge of the license.

 House Brands

   The cost to retailers of frames in Signature's own lines will generally be less than frames with brand names, because the latter command greater retail prices, and there are no licensing fees payable on the Company's own lines. Moreover, the styling of Signature's own lines can be more flexible, because the Company will be able to change the styling--as well as its merchandising-- more rapidly without the often time-consuming requirement of submitting them to the licensor for its approval.

 Dakota Smith Eyewear

   Signature obtained its proprietary Dakota Smith brand in connection with the CDS Acquisition. The Dakota Smith Eyewear line was introduced by California Design Studio, Inc. in 1992, and in fiscal 1999 was sold both in the United States and in over 20 other countries. Historically, the collection's frame styling and merchandising have primarily had a Western theme. Signature intends to broaden the appeal of Dakota Smith Eyewear, so that it captures the diversity and mystique of the American lifestyle. Spirited, original designs will be targeted at both men and women, and capture the American way of life.

 Camelot Collection

   The Company first introduced its own styles for manufacture overseas in 1986. Those styles became the Camelot collection, which contains a broad range of high-quality men's, women's, unisex, girls' and boys' styles. To date, the Company has sold the Camelot collection primarily through USA Optical, which is now a division of Signature. The Company does not anticipate growth in the sales of the USA Optical division in the near future, as the Company has been focusing its energies on selling its brand-name collections of prescription frames and sunwear.

 Signature Collections

   The Company established its own line, Signature Collections, in fiscal 1999. The line will comprise multiple segments, each targeting niches not otherwise filled by the Company's brand-name collections. The Company's goals related to that line are: to position Signature to compete more effectively against other optical companies that have direct sales forces; to enable the Company to offer products in segments not served by the Company's licensed collections; and to allow the Company to develop products more quickly; and to reach different markets by offering good quality, low-cost styles.

   The Company in fiscal 1999 launched four segments of the Signature Collections, and expects to launch three more segments in fiscal 2000.

 Brand Name Close-Outs

   Another Signature division, Optical Surplus, sells brand-name close-outs (discontinued styles) at discounted prices. Optical Surplus has also served as a useful outlet for selling overstocks of the Company's own brand-name products and its own Camelot collection. Using Optical Surplus, the Company is able to control the distribution of its overstocks without disturbing the market.

Distribution

   The Company distributes its products (1) to independent optical retailers in the United States, primarily through its national direct sales force, (2) internationally, primarily through exclusive distributors in foreign countries; (3) to major optical retail chains, including EyeCare Centers of America, Pearle Vision, LensCrafters and U.S. Vision, through its own account managers; and (4) through telemarketing (USA Optical and Optical Surplus).

   The following table sets forth the Company's net sales by distribution channel for the periods indicated:

                                                        Year Ended October 31,
                                                        -----------------------
                                                         1997    1998    1999
                                                        ------- ------- -------
                                                            (In Thousands)
   Domestic distributors............................... $14,402 $17,504 $12,281
   Optical retail chains...............................   9,297  11,252  15,709
   Telemarketing(1)....................................   4,871   5,592   4,863
   International distributors..........................   2,540   3,473   3,822
   Direct sales(2).....................................   2,066   3,071   7,389
                                                        ------- ------- -------
                                                        $33,176 $40,892 $44,064
                                                        ======= ======= =======

--------
(1)  USA Optical and Optical Surplus.

(2) The Company began selling directly to independent optical retailers nationally in October 1999.

   Domestic Distributors. Before October 1, 1999, the Company distributed its products to independent optical retailers in the United States primarily through a network of 24 exclusive distributors. As a result of its decision to distribute its products to independent optical retailers in the United States through its national direct sales force effective October 1, 1999, the Company terminated all but two of these distributors in the fourth quarter of fiscal 1999.

   Direct Sales. For the past several years the Company sold to independent optical retailers through its own direct sales force only in California and Arizona. As a result of its decision to distribute through a national direct sales force effective October 1, 1999, the Company added sales representatives commencing the fourth quarter of fiscal 1999. The direct sales force numbered 92 at December 31, 1999, with a target of 130 sales representatives by the end of fiscal 2000.

   Optical Retail Chains. Signature sells directly, through its own key account managers, to optical retail chains whose images are compatible with the images of the Company's brand-name eyewear, including EyeCare Centers of America, Pearle Vision, LensCrafters and U.S. Vision. EyeCare Centers of America and Pearle Vision each use in-store displays customized by the Company to feature its products, and have dedicated prime floor space to both Laura Ashley Eyewear and Eddie Bauer Eyewear.

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

   International Distributors. The Company sells certain of its products internationally through exclusive distributors and since June 1999 in Western Europe through 12 independent sales representatives obtained in connection with the CDS Acquisition. The Company's international distributors have exclusive agreements for defined territories. At December 31, 1999, the Company had 27 international distributors. Historically, the large majority of Signature's international sales through distributors have been of Laura Ashley Eyewear sold in England, Canada and Australia. The Company began selling Eddie Bauer Eyewear to three international distributors in its third quarter of fiscal 1998 and in fiscal 1999 to a Japanese distributor that also manufactures some of the styles.

Contract Manufacturing

   The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process which can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. In fiscal 1999, Signature used manufacturers principally in Japan, Hong Kong/China, Italy and France, which accounted for 37.3%, 35.2%, 11.8% and 3.5%, respectively, (in cost) of the frames purchased by the Company. The Company believes that throughout the world there are a sufficient number of manufacturers of high-quality frames so that the loss of any particular frame manufacturer, or the inability to import frames from a particular country, would not materially and adversely affect the Company's business in the long-term. However, because lead times to manufacture the Company's eyeglass frames generally range from 90 to 180 days, an interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company not to meet delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

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

   The Company is not required to pay for any of its frames prior to shipment. Payment terms for the Company's products currently range from cash upon shipment (with a 1% to 3% discount) to terms ranging between 60 and 90 days on open account. For frames imported other than from Hong Kong manufacturers, the Company is obligated to pay in the currency of the country in which the manufacturer is located. In the case of frames purchased from manufacturers located in Hong Kong/China, the currency is United States dollars. For almost all of the Company's other frame purchases, its costs vary based on currency fluctuations, and it generally cannot recover increased frame costs (in United States dollars) in the selling price of the frames.

   The purchase of goods manufactured in foreign countries is subject to a number of risks. See "Management's Discussion and Analysis of Result of Operations and Financial Condition--Factors That May Affect Future Results-- Dependence Upon Contract Manufacturers; Foreign Trade Regulation."

Competition

   The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A.; Safilo Group S.p.A.; and Marchon Eyewear, Inc., as well as Signature's former distributors. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed for longer, and are significantly larger than the Company's. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

   The Company competes in its target markets through the quality of the brand names it licenses, its marketing and merchandising, the popularity of its frame designs, the reputation of its styles for quality, and its pricing policies. See "Brand Development" and "Products."

Backlog

   The Company generally ships eyeglass frames upon receipt of orders, and does not operate with a material backlog.

Employees

   At October 31, 1998, the Company had 130 full-time employees, including 52 in sales and marketing, 15 in customer service and support, 35 in warehouse operations and shipping and 28 in general administration and finance. At October 31, 1999, the Company had 239 full-time employees, including 109 in sales and marketing, 31 in customer service and support, 51 in warehouse operations and shipping, and 48 in general administration and finance. The increase in the number of the Company's employees is largely due to its decision to sell directly to optical retailers throughout the United States, and increase in the Company's infrastructure to support the direct sales. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

                                                                    High   Low
                                                                   ------ -----
   Fiscal Year Ended October 31, 1998
     First Quarter................................................ $ 9.13 $6.75
     Second Quarter............................................... $10.38 $7.88
     Third Quarter................................................ $ 9.50 $7.00
     Fourth Quarter............................................... $ 7.50 $3.13

   Fiscal Year Ended October 31, 1999
     First Quarter................................................. $5.69 $3.38
     Second Quarter................................................ $4.72 $2.75
     Third Quarter................................................. $4.41 $2.88
     Fourth Quarter................................................ $4.19 $3.13

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

Item 6--Selected Financial Data

   The following data should be read in conjunction with the Consolidated Financial Statements and related notes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Form 10-K.

                                      Year Ended October 31,
                          -----------------------------------------------------
                           1995     1996         1997         1998      1999
                          ------- ---------    ---------    --------- ---------
                               (In thousands, except per share data)
Statement Of Income
 Data:
Net sales...............  $23,571 $  28,280    $  33,176    $  40,892 $  44,064
Gross profit............   12,532    16,249       19,333       23,247    25,317
Total operating
 expenses...............   10,730    13,927(1)    15,323       19,041    27,470
Income from operations..    1,802     2,322        4,010        4,206    (2,153)
Net income (loss).......    1,635     2,012        3,585        2,750    (1,309)
Net income (loss) per
 share..................                                         0.52     (0.26)
Pro forma net income
 (2)....................    1,030     1,265        2,340
Pro forma net income per
 share..................               0.36(2)      0.61(2)
Weighted average common
 shares outstanding.....          3,546,519(3) 3,829,822    5,254,156 5,095,259

                           1995     1996         1997         1998      1999
                          ------- ---------    ---------    --------- ---------
Balance sheet data:
Current assets..........  $ 6,462 $   8,989    $  19,964    $  23,548 $  27,474
Total assets............    7,260    10,293       21,175       25,151    35,474
Current liabilities.....    4,602     7,207        3,860        5,498    12,334
Total liabilities.......    5,314     7,364        3,863        5,736    17,471
Stockholders' equity....    1,946     2,929       17,312       19,415    18,003

--------
(1) Includes $300,000 in compensation expense recognized by the Company in connection with the issuance of 108,016 shares of Common Stock to an executive officer.

(2) The pro forma presentation reflects a provision for income taxes as if the Company had always been a C corporation.
(3)  Pro forma.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis, which should be read in connection with the Company's Consolidated Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" in this Item 7 of this Form 10-K, as well as those discussed elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

   The following discussion and analysis should be read in connection with the Company's Financial Statements and related notes and other financial information included elsewhere in this Form 10-K.

Overview

   The Company derives revenues primarily through the sale of eyeglass frames under brand names pursuant to exclusive licenses (including Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, and Nicole Miller Eyewear) and which the Company owns, including Dakota Smith Eyewear.

   The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Its most successful line is Laura Ashley Eyewear, which was launched in 1992. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 77% and 75% of the Company's net sales in fiscal 1998 and fiscal 1999, respectively. Although the Company expects the Laura Ashley Eyewear and Eddie Bauer lines to continue to be the Company's leading sources of revenue for the near future, the Company expects to reduce its dependence on these two lines through sales of an expanding product line, including eyewear under brand-name licenses for COACH Eyewear, Eddie Bauer Performance Sunwear featuring Oakley's patented lens technology, and bebe eyes, and more proprietary brands.

   The Company's cost of sales consists primarily of payments to foreign contract manufacturers that produce frames to the Company's specifications. The complete development cycle for a new frame design typically takes approximately twelve months from the initial design concept to the release. Generally, at least six months are required to complete the initial manufacturing process.

   Before October 1, 1999, the Company distributed its products to independent optical retailers in the United States primarily through exclusive distributors. During the nine months ended July 31, 1999, sales through United States distributors accounted for approximately 37% of the Company's total net sales. Effective as of October 1, 1999, the Company terminated all but two of its 24 United States distributors and hired its own national direct sales force, which numbered 92 sales representatives at December 31, 1999 (with a target of 130 sales representatives by the end fiscal 2000). The Company made this conversion to stimulate sales growth by enabling the Company to work more closely with sales representatives who are dedicated to selling only the Company's products, and to require its sales representatives to implement the Company's marketing plans.

   The Company's conversion to a direct sales force in the United States has had several material impacts on the Company. The Company incurred significant expenditures in connection with the conversion, including the employment of additional sales executives, sales representatives, customer service and distribution personnel and other support personnel, in computer hardware and software, telephone and warehouse distribution infrastructure. In addition, following the announcement in August 1999 of the conversion, distributors significantly reduced their selling efforts and returned inventory. Distributors inventory returns increased from $2.8 million in fiscal 1998 to $6.8 million in fiscal 1999, and the Company's gross sales (sales before returns) to domestic distributors decreased from $20.3 million in fiscal 1998 to $19.1 million in fiscal 1999.

   In June 1999, the Company acquired substantially all of the assets of California Design Studio, Inc., a designer and marketer of prescription eyeglass frames and ready-to-wear sunglasses. Total consideration for the assets was approximately $7.4 million, which consists of: (i) $1.4 million in cash; (ii) a promissory note in the principal amount of $1.25 million payable in monthly installments of $17,042 maturing in 2002; (iii) other deferred payments of approximately $500,000; and (iv) the assumption of approximately $4.7 million of liabilities, including primarily an obligation of $4.1 million discounted to present value to California Design Studio's principal eyeglass frame manufacturer, which is payable in monthly installments over a three year period. The assets acquired primarily consisted of a license to sell frames under the Nicole Miller brand name, proprietary brand names Dakota Smith, Koko and Nukes, inventory, machinery, furniture, equipment and accounts receivable. California Design Studio's consolidated revenues for its fiscal year ended April 30, 1999 were $8.6 million, and its total assets at April 30, 1999 were approximately $4.6 million. The acquisition was accounted for as a purchase.

Effect of Change in Form from an S Corporation to a C Corporation

   The Company was treated as an S Corporation from 1990 through September 15, 1997. During the period the Company was an S Corporation, its income, whether or not distributed, was taxed for federal and state income tax purposes directly to the holders of the Common Stock, rather than to the Company. In addition, for California franchise tax purposes, S Corporations were taxed at 1.5% of taxable income.

   The Company paid dividends to its shareholders of $1.3 million and $4.0 million in fiscal 1996, and fiscal 1997, respectively. These dividends were paid to the shareholders to pay their income taxes and as a return of their investment. No dividends were paid in fiscal 1998 or fiscal 1999.

   Since September 16, 1997, the Company has been a C Corporation, subject to federal and state corporate income taxes. As a result of this conversion, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 1 of Notes to Consolidated Financial Statements. Currently, the highest federal tax rate for C Corporations is 39% (although the majority of the taxable income is taxed at 34%) and the corporate tax rate in California is 8.84%. The pro forma provision for income taxes in the statement of operations data included elsewhere in this Form 10-K shows results as if the Company had always been a C Corporation.

   Financial Accounting Standards No. 109 requires the use of the "liability method" of accounting for income taxes. Under that method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in a company's financial statements or tax returns. At October 31, 1999, the Company recorded deferred income tax assets of $392,000, resulting primarily from temporary differences arising from capitalization of inventory costs of $279,000 and allowance for doubtful accounts of $90,000. See Note 7 of Notes to Consolidated Financial Statements.

Results of Operations

   The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales. Pro forma operating results reflect adjustments to the historical operating results for federal and state income taxes as if the Company had been taxed as a C Corporation rather than an S Corporation.

                                                            Year Ended
                                                            October 31,
                                                         -------------------
                                                         1997   1998   1999
                                                         -----  -----  -----
   Net sales............................................ 100.0% 100.0% 100.0%
   Cost of sales........................................  41.7   43.1   42.5
                                                         -----  -----  -----
   Gross profit.........................................  58.3   56.9   57.5
                                                         -----  -----  -----
   Operating expenses:
     Selling............................................  28.5   29.4   31.5
     General and administrative.........................  17.7   17.2   24.8
     Restructuring cost.................................   0.0    0.0    6.0
                                                         -----  -----  -----
       Total operating expenses.........................  46.2   46.6   62.3
                                                         -----  -----  -----
   Income (loss) from operations........................  12.1   10.3   (4.8)
                                                         -----  -----  -----
   Other income (expense), net..........................  (0.9)   0.9    0.1
                                                         -----  -----  -----
   Income (loss) before provision (benefit) for income
    taxes...............................................  11.2   11.2   (4.7)
   Provision (benefit) for income taxes.................          4.5   (1.7)
   Pro forma provision for income taxes.................   3.9
                                                         -----  -----  -----
   Net income (loss)....................................          6.7%  (3.0)%
                                                                =====  =====
   Pro forma net income.................................   7.3%
                                                         =====

 Comparison of Fiscal Years 1997, 1998 and 1999

   Net Sales. Net sales increased by 23.3% from $33.2 million in fiscal 1997 to $40.9 million in fiscal 1998, and by 7.8% to $44.1 million in fiscal 1999. The following table shows certain information regarding net sales for the periods indicated:

                                                          Year End October 31,
                                                         -----------------------
                                                          1997    1998    1999
                                                         ------- ------- -------
                                                              (in thousands)
   Laura Ashley Eyewear................................. $24,129 $22,902 $19,021
   Eddie Bauer Eyewear..................................     --    8,532  14,100
   Other................................................   9,047   9,458  10,943
                                                         ------- ------- -------
                                                         $33,176 $40,892 $44,064
                                                         ======= ======= =======

   Net sales in fiscal 1999 were adversely affected by the Company's termination of 22 of its domestic distributors announced at the beginning of the fourth quarter, which resulted in materially decreased selling efforts by the distributors during the period the Company was starting up its direct sales force. The decrease in Laura Ashley Eyewear net sales from fiscal 1997 to fiscal 1998 was due to a decrease in the average price per frame and to a lesser extent to a decrease in units sold. The decrease in Laura Ashley Eyewear net selling sales from fiscal 1998 to fiscal 1999 was due principally to a decrease in units sold and to distributor frame returns (aggregating $2.3 million). The increase in net sales of Eddie Bauer Eyewear in fiscal 1999 was due to in large part to the fact that the line was launched in March 1998, and thus was sold for only eight months in fiscal 1998, and to consumer acceptance of the line, offset in part by distributor frame returns. The increase in other net sales from fiscal 1998 to fiscal 1999 was due in part to the addition of the Dakota Smith Eyewear and Nicole Miller Eyewear lines resulting from the CDS Acquisition in June 1999.

   Gross Profit. Gross profit was $19.3 million in fiscal 1997, $24.2 million in fiscal 1998 and $25.3 million in fiscal 1999. These increases in gross profit were attributable to increases in net sales. The decrease in the gross margin from fiscal 1997 to fiscal 1998 was due primarily to the Company's decision to include at no charge cases with a greater percentage of its frames sold through distributors, resulting in an increase in cost of goods sold, which more than offset favorable currency fluctuations. The increase in gross margin in fiscal 1999 was due to an increase in direct sales as a percentage of total net sales, which offset unfavorable currency fluctuations. Gross margins in all three fiscal years were aided by continuing reductions in import duties and tariffs.

   Selling Expenses. Selling expenses were $9.5 million in fiscal 1997, $12.0 million in fiscal 1998 and $13.9 million in fiscal 1999. The 26.8% increase from fiscal 1997 to fiscal 1998 resulted primarily from expenditures a $914,000 increase in promotional expenses, due primarily to the introduction of the Eddie Bauer Eyewear line for in-store displays amounting to $444,000; and an increase in royalty expenses of $727,000. The 15.7% increase from fiscal 1998 to fiscal 1999 resulted primarily from an increase of $1.7 million in compensation expense relating to additional sales representatives and warehouse personnel hired during fiscal 1999 in connection with the CDS Acquisition and the Company's decision to sell to independent optical retailers in the United States through a national direct sales force.

   General and administrative expenses. General and administrative expenses were $5.9 million in fiscal 1997, $7.0 million in fiscal 1998, and $10.9 in fiscal 1999. The 20% increase from fiscal 1997 to fiscal 1998 resulted in large part from a $571,000 increase in salaries and employee bonuses, due mostly to new employees hired during fiscal 1998 to accommodate the Company's growth and continuing investment in its infrastructure. The 55.7% increase from fiscal 1998 to fiscal 1999 resulted in large part from an increase of $1.1 million in compensation expense and related employee benefits for middle management and other administrative personnel hired during fiscal 1999 in connection with the Company's decision to sell to independent optical retailers in the United States through a national direct sales force, and $512,000 in computer systems and warehouse upgrades.

   Restructuring Costs. The Company recognized $2.6 million in nonrecurring restructuring costs in fiscal 1999 relating primarily to the gross profit previously recognized on sales of $4.4 million of products returned by the Company's United States distributors following their termination in the fourth quarter of 1999.

   Other Income (Expense), Net. Other expense, net, in fiscal 1997 was $296,000, which consisted principally of interest expense. Other income, net, in fiscal 1998 was $403,000, due to the Company's repayment of its bank financing in the fourth quarter of fiscal 1997 with the net proceeds of its September 1997 initial public offering, and the interest income resulting from the Company investing a portion of those proceeds.

   Provision (Benefit) for Income Taxes. On a pro forma basis, income taxes (unaudited) would have amounted to $1.3 million in fiscal 1997. Income taxes were $1.9 million in fiscal 1998, and the Company had an income tax benefit of ($0.8 million) in fiscal 1999.

   Net Income(Loss). Pro forma net income (unaudited) was $2,340,000 in fiscal 1997. The Company had net income in fiscal 1998 of $2,750,000, and a net loss in fiscal 1999 of $1.3 million.

Liquidity and Capital Resources

   At October 31, 1999, the Company had $0.4 million in cash or cash equivalents, of which $254,000 was invested in commercial paper and a certificate of deposit with interest rates ranging from 4.14% to 4.15%.

   The Company's inventories increased from $11.3 million at October 31, 1998 to $16.6 million at October 31, 1999. This increase was due principally to inventory returns from terminated United States distributors and to a lesser extent to inventory acquired in the CDS Acquisition.

   The Company had goodwill of $6.0 million at October 31, 1999 resulting primarily from the CDS Acquisition and to a lesser extent the acquisition of Great Western Optical, one of the Company's distributors, in August 1999. See
Note 2 of Notes to Consolidated Financial Statements.

   In October 1997, the Company entered into a credit agreement with its commercial bank (the "Credit Agreement"). As of October 31, 1999, under the Credit Agreement, the bank had agreed to provide to the Company a secured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate ("LIBOR") plus 2% or at the bank's prime rate. At October 31, 1999, $1,500,000 was due to the bank under the Credit Agreement.

   Long-term debt at October 31, 1999 included a $1.2 million note payable to California Design Studio, Inc. and an obligation to a frame vendor of California Design Studio, Inc. (present value of $3.6 million) assumed in connection with the CDS Acquisition. See Note 6 of Notes to Consolidated Financial Statements.

   Of the Company's accounts payable at October 31, 1998 and October 31, 1999, $2.2 million and $1.5 million, respectively, were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $56,000 at October 31, 1999. See Note 1 of Notes to Consolidated Financial Statements.

   The Company's bad debt write-offs were less than 0.2% of net sales for the 1997, 1998 and 1999 fiscal years. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

   As of October 31, 1999, the Company had repurchased on the open market 235,638 shares of its Common Stock at a cost of $1,000,595 under a stock buyback program initiated in September 1998. The program allows the Company to repurchase up to $1.5 million of its Common Stock from time to time on the open market at prevailing prices.

   After the end of fiscal 1999, the Company experienced a substantial reduction in working capital resulting primarily from inventory returns from terminated United States distributors, other inventory overstocks resulting from the distributors' decreased sales efforts in the Company's fiscal fourth quarter, and investments in the Company's infrastructure. To provide for additional liquidity, in December 1999, the Company and the bank amended the Credit Agreement to extend the term loan period to 48 months and increase the term loan commitment to $3,800,000. The term loan bears interest at an annual rate of 8.52% until December 31, 2001 and thereafter at LIBOR plus 2.5%.

   As of January 31, 2000, the Company had cash of $463,000, as well as $700,000 remaining in its credit facility. Based on projected sales volumes and related cash flows, and its current balance sheet, the Company believes it will have adequate liquidity through at least its second fiscal quarter. The Company plans to launch Coach Eyewear, Eddie Bauer Performance Sunwear and bebe eyes in the Spring of 2000. Because of the costs of these launches, and the possibility that sales volumes and cash flows could be less than projected, the Company is currently in discussions with its bank to increase its credit facility. Based on these discussions, the Company believes that the bank will agree to an increase, although the bank has made no commitment as of this date. If the Company is unable to increase this credit facility, the Company intends to seek alternative sources of financing.

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

   The following table sets forth certain unaudited results of operations for the twelve fiscal quarters ended October 31, 1999. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.

                                        1997                                1998
                          ----------------------------------  --------------------------------
                          JAN. 31  APRIL 30 JULY 31  OCT. 31  JAN. 31 APRIL 30 JULY 31 OCT. 31
                          -------  -------- -------  -------  ------- -------- ------- -------
Net sales...............  $6,802    $9,236  $8,318   $8,820   $6,722  $12,173  $10,704 $11,292
Cost of sales...........   2,964     3,817   3,451    3,610    2,900    5,196    4,552   4,996
Gross profit............   3,838     5,419   4,867    5,210    3,822    6,977    6.152   6,296
Operating expenses:
  Selling...............   1,939     2,613   2,322    2,580    1,771    3,491    3,270   3,477
  General and
   administrative.......   1,364     1,443   1,540    1,523    1,511    1,773    1,866   1,884
Total operating
 expenses...............   3,303     4,056   3,862    4,103    3,282    5,264    5,136   5,361
Income from operations..     535     1,363   1,005    1,107      540    1,713    1,016     935
Other income (expense),
 net....................     (85)     (106)   (104)      (1)     114      103       70     116
Income before pro forma
 provision for income
 taxes..................     450     1,257     901    1,106      654    1,816    1,086   1,051

                                                             1999
                                               --------------------------------
                                               JAN. 31 APRIL 30 JULY 31 OCT. 31
                                               ------- -------- ------- -------
Net sales.....................................  9,036   12,426  13,228   9,374
Cost of sales.................................  4,216    5,300   5,787   3,444
Gross profit..................................  4,820    7,126   7,441   5,930
Operating expenses:
  Selling.....................................  2,885    3,646   3,461   3,895
  General and administrative..................  1,915    2,292   3,020   3,722
Restructuring cost............................      0        0       0   2,634
Total operating expenses......................  4,800    5,938   6,481  10,251
Income (loss) from operations.................     20    1,188     960  (4,321)
Other expense, net............................     42       31      18     (31)
Income (loss) before pro forma
 provision for income taxes...................     62    1,219     978  (4,352)

Inflation

   The Company does not believe its business and operations have been materially affected by inflation.

Year 2000

   The Company has not experienced any difficulties resulting from the Year 2000 problem, which is the processing of date-sensitive information by the information technology systems used by the Company and its key customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable yea, which could result in computer programs recognizing a date using "00" as the year 1900 rather than 2000, thereby causing miscalculations or system failures. The Company does not currently anticipate any future Year 2000 problems.

Factors That May Affect Future Results

   The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

 Conversion to Direct Sales Force

   Historically, the Company has distributed its eyeglass frames to independent optical retailers in the United States (other than California and Arizona) through distributors. Sales through United States distributors accounted for approximately 37% of the Company's total net sales during the nine months ended July 31, 1999. Effective October 1, 1999, the Company replaced all but two of its 24 domestic distributors with its own direct national sales force of approximately 90 sales representatives. The Company's conversion to a direct sales force results in both an increase in the sales price the Company receives for products previously sold through distributors and an increase in the selling expenses associated with the sale of these products. Unit sales prices to optical retailers are 60% to 70% greater than sales prices to distributors. In addition, based on the same number of unit sales as in prior periods, the Company anticipates that its selling expenses will increase as a percentage of net sales, primarily as a result of commissions payable to sales representatives. The Company believes it must expand its domestic direct sales force to approximately 130 sales representatives to generate unit sales volumes commensurate with unit sales volumes through its prior distributor network and the increased volume due to the introduction of new product lines in fiscal 2000. While the Company is aggressively seeking qualified sales representatives, no assurance can be given as to when, if ever, the Company will be able to employ those additional representatives or that the number of representatives will generate the unit sales volumes which could have been generated through its distributor network.

   There can be no assurance that the Company will be successful in making the transition to a national direct sales force. Failure to do so could have a material adverse impact on the Company's business, operating results and financial condition.

 Substantial Dependence upon Laura Ashley and Eddie Bauer Licenses

   Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 77% and 75% of the Company's net sales in fiscal 1998 and fiscal 1999, respectively. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of COACH Eyewear, Nicole Miller Eyewear, Dakota Smith Eyewear and bebe eyes, as well as its own house brands, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Company markets Laura Ashley Eyewear through an exclusive license which terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2002, but may be renewed by the Company at least through 2008 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

 Management of Growth

   The Company has grown rapidly in recent years, with net sales increasing from $20.1 million in fiscal 1994 to $44 million in fiscal 1999, and the number of employees increasing from approximately 50 at October 31, 1994 to 239 at October 31, 1999. During fiscal 1999, the Company entered into licence agreements for COACH Eyewear, Eddie Bauer Performance Sunwear (with Oakley's patented XYZ lens technology), and bebe eyes, and acquired the license for Nicole Miller Eyewear and the brand name Dakota Smith, thereby making possible growth in the Company's net sales. Further, in fiscal 1999 the Company added a new national direct sales force, and upgraded its management information systems, as well as its warehouse and other operations. The

Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to sustain its historic rate of revenue growth, continue its profitable operations or manage future growth successfully.

 Approval Requirements of Brand-Name Licensors

   The Company's business is predominantly based on its brand-name licensing relationships. Each of the Company's licenses requires mutual agreement of the parties for significant matters. Each of these licensors has final approval over all eyeglass frames and other products bearing the licensor's proprietary marks, and the frames must meet the licensor's general design specifications and quality standards. Consequently, each licensor may, in the exercise of its approval rights, delay the distribution of eyeglass frames bearing its proprietary marks. The Company expects that each future license it obtains will contain similar approval provisions. Accordingly, there can be no assurance that the Company will be able to continue to maintain good relationships with each licensor, or that the Company will not be subject to delays resulting from disagreements with, or an inability to obtain approvals from, its licensors. These delays could materially and adversely affect the Company's business, operating results and financial condition.

 Limitations on Ability to Distribute other Brand-Name Eyeglass Frames

   Each of the Company's licenses limits the Company's right to market and sell products with competing brand names. The Laura Ashley license prohibits the Company from selling any range of designer eyewear that is similar to Laura Ashley Eyewear in price and any of style, market position and market segment. The Eddie Bauer license, the COACH license and the bebe license prohibit the Company from entering into license agreements with companies which Eddie Bauer, COACH and bebe, respectively, believe are its direct competitors. The Hart Schaffner & Marx license prohibits the Company from marketing and selling another men's brand of eyeglass frames under a well-known fashion name with a wholesale price in excess of $40. The Company expects that each future license it obtains will contain some limitations on competition within market segments. The Company's growth, therefore, will be limited to capitalizing on its existing licenses in the prescription eyeglass market, introducing eyeglass frames in other segments of the prescription eyeglass market, and manufacturing and distributing products other than prescription eyeglass frames such as sunglasses. In addition, there can be no assurance that disagreements will not arise between the Company and its licensors regarding whether certain brand-name lines would be prohibited by their respective license agreements. Disagreements with licensors could adversely affect sales of the Company's existing eyeglass frames or prevent the Company from introducing new eyewear products in market segments the Company believes are not being served by its existing products.

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

   In addition, the purchase of goods manufactured in foreign countries is subject to a number of risks, including foreign exchange rate fluctuations, economic disruptions, transportation delays and interruptions, increases in tariffs and duties, changes in import and export controls and other changes in governmental policies. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin and results of operations. In fiscal 1999, Signature used manufacturers principally in Japan, Hong Kong/China, Italy and France, which accounted for 37.3%, 35.2%, 11.8% and 3.5%, respectively, (in cost) of the frames purchased by the Company.

 International Sales

   International sales accounted for approximately 7.7%, 8.4%, and 8.7% of the Company's net sales in fiscal 1997, fiscal 1998 and fiscal 1999, respectively. These sales were primarily in England, Canada Australia, New Zealand, Holland and Belguim. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

 Product Returns

   The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for fiscal 1997, fiscal 1998, and fiscal 1999 amounted to 12.5%, 13.8%, and 19.2 % of gross sales (sales before returns), excluding distributor returns of $4.4 million in connection with the Company's decision to terminate its relationship with domestic distributors, respectively. The Company anticipates that it will likely experience returns at a rate significantly exceeding its historical levels, due to the Company's decision to sell directly to United States independent optical retailers, rather than through distributors. The Company maintains reserves for product returns which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves could have a material adverse impact on the Company's business, operating results and financial condition.

 Availability of Vision Correction Alternatives

   The Company's future success could depend to a significant extent on the availability and acceptance by the market of vision correction alternatives to prescription eyeglasses, such as contact lenses and refractive (optical) surgery, including a procedure named LASIK. While the Company does not believe that contact lenses, refractive surgery or other vision correction alternatives materially and adversely impact its business at present, there can be no assurance that technological advances in, or reductions in the cost of, vision correction alternatives will not occur in the future, resulting in their more widespread use. Increased use of vision correction alternatives could result in decreased use of the Company's eyewear products, which would have a material adverse impact on the Company's business, operating results and financial condition.

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

 Competition

   The markets for prescription eyewear are intensely competitive. There are thousands of styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A. (operating in the United States through a number of its subsidiaries), Safilo Group S.p.A. (operating in the United States through a number of its subsidiaries) and Marchon Eyewear, Inc., as well as Signature's former distributors. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that are significantly larger than the Company's, and are thus able to realize a higher gross profit margin. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

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

 Possible Anti-Takeover Effects

   The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The Company has no present intention to issue any shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, which may depress the market value of the Common Stock. In addition, each of the Laura Ashley, Hart Schaffner & Marx, Eddie Bauer, COACH and bebe licenses allows the licensor to terminate its license upon certain events which under the license are deemed to result in a change in control of the Company. The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

   Foreign Currency Risks. During fiscal 1999, a maximum of $2.7 million and a minimum of $0.5 miilion of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese

Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $56,000 at October 31, 1999.

   International sales accounted for approximately 8.7% of the Company's net sales in fiscal 1999. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

   Interest Rate Risk. Under the Company's Credit Agreement, its bank has agreed to provide the Company a secured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate ("LIBOR") plus 2%, or at the bank's prime rate. At October 31, 1999, $1,500,000 was due to the bank under the Credit Agreement. Any interest which may in the future become payable on the Company's bank line of credit will be based on variable interest rates and will therefore be affected by changes in market interest rates.

   In December 1999, the Company and the bank amended the Credit Agreement to increase the term loan commitment to $3,500,000 payable in 48 equal monthly installments. The interest rate under the term loan will initially be 8.52% until December 31, 2001, From January 1, 2002, the interest rate will be based on LIBOR plus 2.5%.

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

Item 8--Financial Statements and Supplementary Data

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
INDEPENDENT AUDITORS' REPORT...............................................  30

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets, October 31, 1999 and 1998...................  31

  Consolidated Statement of Operations, Years Ended October 31, 1999, 1998
   and 1997 ...............................................................  32

  Consolidated Statement of Changes in Stockholders' Equity, Years Ended
   October 31, 1999, 1998 and 1997 ........................................  33

  Consolidated Statement of Cash Flows, Years Ended October 31, 1999, 1998
   and 1997 ...............................................................  34

  Notes to the Consolidated Financial Statements...........................  35

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Signature Eyewear, Inc.

   We have audited the accompanying consolidated balance sheets of SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES as of October 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signature Eyewear, Inc. and Subsidiaries as of October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.

/s/ Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 8, 2000

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                           October 31, 1999 and 1998

                                                            1999        1998
                                                         ----------- -----------
                        ASSETS

Current Assets:
  Cash and cash equivalents............................  $   463,023 $ 4,256,655
  Accounts receivable, trade (net of allowance for
   doubtful accounts of $198,363 in 1999 and $71,468 in
   1998)...............................................    6,550,057   5,854,722
  Inventories..........................................   16,636,474  11,308,589
  Income taxes refundable..............................      999,820     186,481
  Deferred tax asset...................................      392,000     368,000
  Prepaid expenses and other current assets............    2,432,915   1,573,627
                                                         ----------- -----------
                                                          27,474,289  23,548,074
                                                         ----------- -----------
Property and Equipment (net of accumulated depreciation
 and amortization).....................................    1,711,203   1,472,954
                                                         ----------- -----------
Other Assets:
  Goodwill and other intangibles, net..................    6,035,190           0
  Deferred tax asset...................................       36,000       7,000
  Deposits and other assets............................      217,402     123,312
                                                         ----------- -----------
                                                           6,288,592     130,312
                                                         ----------- -----------
                                                         $35,474,084 $25,151,340
                                                         =========== ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, trade..............................  $ 6,285,490 $ 4,309,026
  Notes payable........................................    1,750,000           0
  Current portion of long-term debt....................      873,505           0
  Accrued distributor credits..........................    1,727,970           0
  Accrued expenses and other current liabilities.......    1,696,701   1,189,463
                                                         ----------- -----------
                                                          12,333,666   5,498,489
                                                         ----------- -----------
Long-term Debt.........................................    5,137,193     237,906
                                                         ----------- -----------

Commitments and Contingencies (Note 8)

Stockholders' Equity:
  Preferred stock......................................            0           0
  Common stock (5,082,389 and 5,119,337 shares issued
   and outstanding at October 31, 1999 and 1998).......        9,214       9,251
  Paid-in capital......................................   14,441,996  14,544,284
  Retained earnings....................................    3,552,015   4,861,410
                                                         ----------- -----------
                                                          18,003,225  19,414,945
                                                         ----------- -----------
                                                         $35,474,084 $25,151,340
                                                         =========== ===========

         The accompanying notes are an integral part of this statement.

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                      Consolidated Statement of Operations
                  Years Ended October 31, 1999, 1998 and 1997

                                            1999         1998         1997
                                         -----------  -----------  -----------
Net Sales............................... $44,064,475  $40,891,882  $33,175,733
Cost of Sales...........................  18,747,458   17,644,416   13,842,354
                                         -----------  -----------  -----------
Gross Profit............................  25,317,017   23,247,466   19,333,379
                                         -----------  -----------  -----------

Operating Expenses:
  Selling...............................  13,886,668   12,007,302    9,461,309
  General and administrative............  10,948,797    7,034,516    5,861,815
  Restructuring cost....................   2,634,500            0            0
                                         -----------  -----------  -----------
                                          27,469,965   19,041,818   15,323,124
                                         -----------  -----------  -----------

Income (Loss) from Operations...........  (2,152,948)   4,205,648    4,010,255
                                         -----------  -----------  -----------

Other:
  Interest expense......................    (183,037)      (8,227)    (359,604)
  Sundry income.........................     243,336      411,250       63,152
                                         -----------  -----------  -----------
                                              60,299      403,023     (296,452)
                                         -----------  -----------  -----------

Income (Loss) before Income Taxes.......  (2,092,649)   4,608,671    3,713,803
Provision (Benefit) for Income Taxes....    (783,254)   1,859,067      128,800
                                         -----------  -----------  -----------
Net Income (Loss)....................... $(1,309,395) $ 2,749,604  $ 3,585,003
                                         ===========  ===========  ===========

Earnings (Loss) Per Share, Basic and
 Diluted:
  Earnings (Loss) per common share...... $     (0.26) $      0.52
                                         ===========  ===========
  Weighted average number of common
   shares outstanding...................   5,095,259    5,254,156
                                         ===========  ===========

         The accompanying notes are an integral part of this statement.

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Equity
                  Years Ended October 31, 1999, 1998 and 1997

                         Common Stock
                          Number of
                            Shares    Stated    Paid-in     Retained
                            Issued    Value     Capital     Earnings       Total
                         ------------ ------  -----------  -----------  -----------
Balance, November 1,
 1996...................  3,600,527   $7,732  $   413,029  $ 2,508,376  $ 2,929,137
Net Income..............          0        0            0    3,585,003    3,585,003
Issuance of Common
 Stock..................  1,667,500    1,668   14,777,360            0   14,779,028
Dividends Paid..........          0        0            0   (3,981,574)  (3,981,574)
                          ---------   ------  -----------  -----------  -----------
Balance, October 31,
 1997...................  5,268,027    9,400   15,190,389    2,111,805   17,311,594
Net Income..............          0        0            0    2,749,605    2,749,605
Repurchases of Common
 Stock..................   (148,690)    (149)    (646,105)           0     (646,254)
                          ---------   ------  -----------  -----------  -----------
Balance, October 31,
 1998...................  5,119,337    9,251   14,544,284    4,861,410   19,414,945
Net Loss................          0        0            0   (1,309,395)  (1,309,395)
Issuance of Common
 Stock..................     50,000       50      251,966            0      252,016
Repurchases of Common
 Stock..................    (86,948)     (87)    (354,254)           0     (354,341)
                          ---------   ------  -----------  -----------  -----------
Balance, October 31,
 1999...................  5,082,389   $9,214  $14,441,996  $ 3,552,015  $18,003,225
                          =========   ======  ===========  ===========  ===========


         The accompanying notes are an integral part of this statement.

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                  Years Ended October 31, 1999, 1998 and 1997

                                            1999         1998          1997
                                         -----------  -----------  ------------
Cash Flows from Operating Activities:
  Net income (loss)....................  $(1,309,395) $ 2,749,605  $  3,585,003
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
    Depreciation and amortization......      880,992      557,668       446,395
    Provision for bad debts............       41,614       11,152        15,316
    Deferred income tax benefit........      (53,000)    (157,000)     (218,000)
    Changes in assets--(increase)
     decrease:
      Accounts receivable, trade.......       37,494   (1,852,356)     (179,084)
      Inventories......................   (3,565,676)  (4,480,976)   (2,191,685)
      Income taxes refundable..........     (813,339)    (186,481)            0
      Prepaid expenses and other
       assets..........................     (719,922)    (796,714)     (347,619)
    Changes in liabilities--increase
     (decrease):
      Accounts payable, trade..........      976,023    2,091,103      (354,022)
      Income taxes payable.............            0     (346,000)      346,000
      Accrued distributor credits......    1,727,970            0             0
      Accrued expenses and other
       liabilities.....................     (290,725)     130,571       (46,854)
                                         -----------  -----------  ------------
  Net cash provided by (used in)
   operating activities................   (3,087,964)  (2,279,428)    1,055,450
                                         -----------  -----------  ------------
Cash Flows from Investing Activities:
  Purchases of property and equipment..     (623,781)    (951,086)     (485,557)
  Acquisition of businesses, net of
   cash acquired.......................   (1,282,538)           0             0
  Proceeds from sale of equipment......       27,090            0             0
                                         -----------  -----------  ------------
  Net cash used in investing
   activities..........................   (1,879,229)    (951,086)     (485,557)
                                         -----------  -----------  ------------
Cash Flows from Financing Activities:
  Borrowings on note payable, bank.....    1,500,000            0     8,850,000
  Repayments on note payable, bank.....            0            0   (11,950,000)
  Borrowings on long-term debt.........      500,000            0       500,000
  Principal payments on long-term
   debt................................     (472,098)           0      (848,323)
  Issuance (Repurchases) of common
   stock...............................     (354,341)    (646,254)   14,779,028
  Dividends paid.......................            0            0    (3,981,574)
                                         -----------  -----------  ------------
  Net cash provided by (used in)
   financing activities................    1,173,561     (646,254)    7,349,131
                                         -----------  -----------  ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................   (3,793,632)  (3,876,768)    7,919,024
Cash and Cash Equivalents, Beginning of
 Year..................................    4,256,655    8,133,423       214,399
                                         -----------  -----------  ------------
Cash and Cash Equivalents, End of
 Year..................................  $   463,023  $ 4,256,655  $  8,133,423
                                         ===========  ===========  ============
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the year for:
    Interest...........................  $   158,312  $     8,227  $    383,221
    Income taxes.......................       83,084    2,555,677         1,220
Supplemental Schedule of Noncash
 Investing and Financing Activities:
  Purchase of equipment financed by
   capital lease obligations...........  $   146,974  $         0  $          0
  Acquisitions:
    Fair value of assets acquired......    3,092,000            0             0
    Liabilities assumed................   (5,178,000)           0             0
    Liabilities incurred...............   (1,868,500)           0             0
    Stock issued.......................     (252,000)           0             0

         The accompanying notes are an integral part of this statement.

                   SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

Note 1--Nature of Activities and Significant Accounting Policies

   Signature Eyewear, Inc. and Subsidiaries (the "Company") designs, markets and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California with warehouse and sales offices in Grand Junction, Colorado, and Belgium.

   In September 1997, the Company issued 1,667,500 shares of its common stock (including 67,500 shares upon exercise of an over-allotment option), in its initial public offering (the "IPO"). Proceeds from the offering, net of underwriting discounts and other related expenses totaling $1,895,972, amounted to $14,779,028.

   A summary of significant accounting policies is as follows:

     Principles of Consolidation--The consolidated financial statements include the accounts of Signature Eyewear, Inc. and its wholly-owned subsidiaries, Signature Eyewear Canada Corporation and Great Western Optical (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Inventories--Inventories (consisting of finished goods) are valued at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost on a first-in, first-out basis.

     Revenue Recognition--Revenue is recognized when merchandise is shipped. An allowance for estimated product returns is established based upon actual historical return percentages multiplied by current period sales less actual returns.

     Advertising Costs--The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended October 31, 1999, 1998 and 1997 amounted to $867,865, $782,354 and $660,108, respectively.

     Depreciation and Amortization--Depreciation and amortization of property and equipment are computed using the straight-line method over the useful economic life of the assets. Depreciation and amortization of property and equipment for tax reporting purposes are computed using various statutory methods as provided in the Internal Revenue Code.

     Goodwill and Other Intangible Assets--Goodwill represents the excess of purchase price over the fair value of net assets acquired (see Note 2) which is amortized on the straight-line basis over 20 years. Other intangible assets include covenants not to compete and various trademarks which are being amortized on a straight-line basis over periods ranging from 2 to 20 years.

     Income Taxes--Through September 15, 1997, the Company was treated as an S corporation under the Internal Revenue Code, whereby income or loss of the Company was allocated to its stockholders, by inclusion in their respective individual income tax returns. Accordingly, no liability or provision for federal income taxes was reflected in the accompanying financial statements, nor were any deferred taxes provided for temporary differences between tax and financial reporting. Provision for state income taxes had been provided based upon the applicable state income tax rates, net of income tax credits and deductions.

     Effective September 16, 1997, the Company's S corporation status was terminated upon its IPO. As a result of this termination, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the "liability method" of accounting for income

                   SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

Note 1--Nature of Activities and Significant Accounting Policies (Continued)

  taxes. Accordingly, deferred income taxes are provided for temporary differences between financial statement and tax bases of certain assets and liabilities. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax bases of assets and liabilities (Note 7).

     Cash Equivalents--The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     Financial Instruments--The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the financial statements.

     Impairment of Assets--The Company recognizes impairment losses when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

     Foreign Currency Translation--Substantially all of the Company's international operations use their local currency as their functional currency. Assets and liabilities are, therefore, translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Significant resulting translation adjustments are recorded directly to a separate component of shareholders' equity.

     Accounting for Derivative Instruments and Hedging Activities--Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities", has deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement requires that certain derivative instruments be recognized in balance sheets at fair value and that changes in fair value be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement and therefore believes that adoption will not have a significant impact on financial condition or operating results.

     Reclassifications--Certain reclassifications have been made to previously-reported financial statements to conform to this year's presentation and have no effect on previously reported net income.

Note 2--Business Acquisitions

   On June 23, 1999, the Company acquired substantially all of the assets (the "Asset Acquisition") of California Design Studio, Inc. ("CDS"), including its Dakota Smith proprietary name, and an exclusive license for Nicole Miller Eyewear. Total consideration was approximately $7,394,000, consisting of a cash payment of $800,000, payment in full of the $600,000 existing CDS bank loan, the issuance of an unsecured promissory note in the principal amount of $1,250,000 and the assumption of approximately $4,744,000 of the liabilities of CDS. Additionally, the Company recorded $351,000 of acquisition-related expenses.

                   SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

Note 2--Business Acquisitions (Continued)

   The Asset Acquisition of CDS has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon the following approximate fair values on the date of the acquisition:

   Current assets................................................... $2,205,000
   Property and equipment...........................................    170,000
   Goodwill.........................................................  5,105,000
   Other intangibles................................................    148,000
   Other noncurrent assets..........................................    117,000
                                                                     ----------
   Purchase price................................................... $7,745,000
                                                                     ==========

   The $5,105,000 excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. In connection with the Asset Acquisition, the Company entered into a covenant not to compete agreement as well as a consulting agreement with the sole shareholder of CDS. The consideration for the covenant not to compete was $600,000.

   The following table reflects unaudited pro forma combined results of operations of the Company and CDS on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:

                                                          1999         1998
                                                       -----------  -----------
   Net sales.......................................... $48,515,725  $51,268,985
   Net income (loss)..................................  (2,147,922)   2,298,975
   Earnings (loss) per share..........................       (0.42)        0.44

   Effective August 1, 1999, the Company acquired 100% of the capital stock (the "Stock Acquisition") of Great Western Optical ("GWO"), a privately-held corporation. GWO's principal business was the distribution of the Company's products. The purchase price for the Stock Acquisition was approximately $519,500, consisting of the issuance of 50,000 shares of the Company's common stock and 50,000 of stock warrants, valued at $252,000, a note payable for $250,000 and acquisition-related expenses of $17,500.

   The Stock Acquisition of GWO has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon the following approximate fair values on the date of the acquisition:

   Current assets................................................... $ 565,000
   Property and equipment...........................................     4,500
   Goodwill.........................................................   384,000
   Liabilities......................................................  (434,000)
                                                                     ---------
   Purchase price................................................... $ 519,500
                                                                     =========

   The $384,000 excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. In connection with the Stock Acquisition, the Company entered into a covenant not to compete agreement as well as a consulting agreement with the sole shareholder of the seller corporation.

   The Stock Acquisition provides for a purchase price adjustment if the per share market value of the 50,000 shares of common stock issued at the initial Stock Acquisition date is below $7 on July 31, 2001.

                   SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

Note 3--Restructuring Costs

   Historically the Company has distributed its eyeglass frames to independent optical retailers in the United States (other than California and Arizona) through distributors. Sales through United States distributors accounted for approximately 38%, 51% and 47% of the Company's total net sales for the years ended October 31, 1999, 1998 and 1997. The Company has changed its sales strategy by replacing its domestic network of distributors with its own direct national sales force. Consequently, the Company has experienced an abnormally high rate of return attributable to terminated distributors. The $2,634,500 cost associated with these merchandise returns is reflected as a restructuring expense.

Note 4--Property and Equipment

   Property and equipment (stated at cost) as of October 31, 1999 and 1998 consisted of the following:

                                            Periods of
                                           Depreciation
                                          or Amortization    1999       1998
                                          --------------- ---------- ----------
   Office furniture and fixtures.........     7 years     $  955,908 $  591,071
   Computer equipment....................  3 to 7 years    1,246,737    883,073
   Software..............................     3 years        597,975    572,541
   Vehicles..............................     7 years         37,637    129,718
   Leasehold improvements................  Term of lease     749,019    619,784
   Machinery and equipment held under
    capitalized leases...................     5 years        146,974    140,438
   Machinery and equipment...............     5 years        147,503          0
                                                          ---------- ----------
                                                           3,881,753  2,936,625
   Less accumulated depreciation and
    amortization (including amortization
    on capitalized leases of $7,349 in
    1999 and $122,999 in 1998)...........                  2,170,550  1,463,671
                                                          ---------- ----------
   Net book value........................                 $1,711,203 $1,472,954
                                                          ========== ==========

   Provision for depreciation and amortization charged to operations for the years ended October 31, 1999, 1998 and 1997 amounted to $682,131, $557,668 and $446,395, respectively (including capitalized lease amortization of $7,349, $10,050 and $18,256, respectively).

Note 5--Notes Payable

   Notes payable at October 31, 1999 consisted of the following:

   Revolving Credit Agreement payable to a commercial bank
    ("Bank") in the amount of $5,000,000 (secured by substantially all the Company's assets; interest at the London Interbank
    Offered Rate ["LIBOR"] plus 2% or the Bank's prime rate [at the Company's option]; weighted average interest rate of
    8.25%; expiring March 31, 2000)...............................  $11,500,000

   Note payable (unsecured; interest at 6% per annum; due January
    10, 2000 [see Note 2])........................................      250,000
                                                                    -----------
                                                                    $ 1,750,000
                                                                    ===========

   The Credit Agreement includes various covenants that require the Company to maintain a minimum amount of tangible net worth, as defined, minimum net income and certain other financial and debt service coverage

                   SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

Note 5--Notes Payable (Continued)

ratios. The Company was not in compliance with these covenants at October 31, 1999, but received a waiver of these covenant violations.

   The Company had no notes payable outstanding at October 31, 1998.

Note 6--Long-term Debt

   Long-term debt at October 31, 1999 consisted of the following:

   Term note payable, Bank (secured by substantially all the assets of the Company; payable in monthly installments of $12,242 plus interest at 8.52% per annum until December 31, 2001; LIBOR plus
    2.5% thereafter; matures on December 1, 2004)..................  $ 500,000

   Note payable, CDS (unsecured; payable in monthly installments of
    $17,042, including interest at 7% per annum; matures on June
    23, 2002)......................................................  1,210,655

   Obligation to vendor (unsecured; $4,195,847 principal less
    $639,043 unamortized discount; payable in monthly installments of $50,000, including interest imputed at 7.37% per annum;
    matures on July 23, 2002)......................................  3,556,804

   Note payable, lessor (unsecured; payable in monthly installments of $4,134, including interest at 10% per annum; matures on May
    1, 2005).......................................................    211,608

   Obligation in conjunction with acquisition of CDS--see Note 2
    (payable in quarterly installments of $75,000 commencing
    September 30, 2000; matures on June 30, 2001)...................    300,000

   Liability for machinery and equipment under various capitalized lease agreements (interest rates ranging from 8.12% to 11.14%
    per annum; maturing at various dates through August 2004;
    secured by certain machinery and equipment).....................    231,631
                                                                     ----------

                                                                      6,010,698

   Less current portion.............................................    873,505
                                                                     ----------
                                                                     $5,137,193
                                                                     ==========

   The Company had no long-term debt at October 31, 1998.

                   SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

Note 6--Long-term Debt (Continued)

   Future minimum payments as of October 31, 1999, under the aforementioned long-term debt, are as follows:

                                                         Capitalized
                                                            Lease
                                             Obligations Agreements    Total
                                             ----------- ----------- ----------
   October 31,
   2000..................................... $1,057,638   $ 84,917   $1,142,555
   2001.....................................  1,240,532     73,516    1,314,048
   2002.....................................  4,007,399     51,998    4,059,397
   2003.....................................     40,167     35,918       76,085
   2004.....................................     44,373     26,938       71,311
   Thereafter...............................     28,001          0       28,001
                                             ----------   --------   ----------
                                              6,418,110    273,287    6,691,397
   Less imputed interest thereon............    639,043     41,656      680,699
                                             ----------   --------   ----------
                                             $5,779,067   $231,631   $6,010,698
                                             ==========   ========   ==========

   Effective December 17, 1999, the Company entered into an amendment to the Credit Agreement with the Bank which, among other things, extended the term loan period and increased the term loan commitment from $500,000 to $3,500,000.

Note 7--Income Taxes

   Through the period ended September 15, 1997, the Company had been treated as an S corporation under the Internal Revenue Code and therefore no provisions for income taxes were reflected in the financial statements for such periods (see Note 1).

   Income tax expense (benefit) consisted of the following:

                                               1999        1998       1997
                                             ---------  ----------  ---------
   Current:
     Federal................................ $(730,254) $1,653,000  $ 270,970
     State..................................       800     363,000     75,830
   Deferred.................................   (53,800)   (157,000)   (48,000)
   Deferred taxes relating to change in tax
    status..................................         0           0   (170,000)
                                             ---------  ----------  ---------
                                             $(783,254) $1,859,000  $ 128,800
                                             =========  ==========  =========

                   SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

Note 7--Income Taxes (Continued)

   At October 31, 1999 and 1998, the Company's net deferred tax asset and liability consisted of the following:

                                                             1999      1998
                                                           --------  --------
   Current--deferred tax assets:
     Allowance for doubtful accounts...................... $ 90,000  $ 31,000
     Capitalization of inventory costs....................  279,000   236,000
     Inventory reserve....................................   33,000         0
     State deferred tax liability (asset).................  (10,000)  101,000
                                                           --------  --------
                                                           $392,000  $368,000
                                                           ========  ========
   Long-term:
     Deferred tax liability--excess depreciation and
      amortization taken for income tax reporting
      purposes............................................ $ 32,000  $(11,000)
     Deferred tax asset--state deferred tax asset.........    4,000    18,000
                                                           --------  --------
                                                           $ 36,000  $  7,000
                                                           ========  ========

   A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income before income tax expense is as follows:

                                                         1999        1998
                                                       ---------  ----------
   Computed income tax expense (benefit) at federal
    statutory rate.................................... $(711,500) $1,567,000
   Increase (reduction) resulting from:
     State income taxes...............................   (32,000)    363,000
     Tax credits......................................         0     (70,000)
     All other (net)..................................   (39,754)     (1,000)
                                                       ---------  ----------
                                                       $(783,254) $1,859,000
                                                       =========  ==========

Note 8--Commitments

   Operating Leases--The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California, under an operating lease which expires on May 31, 2005. The lease agreement provides for minimum monthly rental payments of $37,636. The Company is also responsible for the payment of
(i) common area operating expenses (as defined), (ii) utilities, and (iii) insurance. The security deposit on the lease includes a $70,000 irrevocable standby letter of credit in favor of the lessor. The lease agreement provides for an option to extend the term of the lease for five additional years.

   During fiscal 1999, the Company entered into various operating leases for hardware, software, and technical support services in connection with implementation of a computer system. The lease agreements provide for minimum monthly payments of $92,845. Upon expiration, the lease agreements provide for an option to extend the term of the lease for 12 months or more at a fair market rental value as mutually agreed to by the lessor and the Company.

                   SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

Note 8--Commitments (Continued)

   Future minimum lease payments relating to the above operating leases at October 31, 1999 are as follows:

       October 31,                                                      Amount
       -----------                                                    ----------
        2000......................................................... $1,604,798
        2001.........................................................  1,614,075
        2002.........................................................  1,534,398
        2003.........................................................    622,061
        2004.........................................................    451,628
        2005.........................................................    263,450
                                                                      ----------
                                                                      $6,090,410
                                                                      ==========

   Total facilities-related rent expense for the years ended October 31, 1999, 1998 and 1997 amounted to $420,471, $327,269 and $289,198, respectively. Lease expense with respect to the computer system amounted to $512,252 for the year ended October 31, 1999.

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

   The Company has a license agreement with Hart Schaffner & Marx, which grants the Company certain rights to use "Hart Schaffner & Marx" trademarks in connection with the distribution, marketing and sale of Hart Schaffner & Marx eyewear products. The license period extends through December 31, 2002, and may be renewed for three-year terms in perpetuity provided that specified minimum sales are achieved and the Company is not in default under the license agreement.

   The Company has a license agreement with Eddie Bauer, Inc., which grants the Company certain rights to use "Eddie Bauer" trademarks in connection with the distribution, marketing and sale of Eddie Bauer eyewear products. The license period extends through December 31, 2002 and can be renewed for two consecutive three-year terms (as defined), provided that specified minimum sales are achieved and the Company is not in material default under the license agreement.

   In March 1999, the Company amended its license agreement with Eddie Bauer to authorize the Company to design, manufacture and market Eddie Bauer Performance Sunwear using patented technology lenses provided by Oakley, Inc.

   In March 1999, the Company entered into an agreement with Oakley, Inc., pursuant to which Oakley will supply the Company its patented optical lenses for use in Eddie Bauer Performance Sunwear. The agreement extends through December 31, 2002, with an automatic two-year renewal term (as defined), provided that specified minimum sales are achieved and the Company is not in default under the agreement.

   In March 1999, the Company entered into a license agreement with Coach, a division of Sara Lee Corporation, which grants the Company certain rights to use "Coach" and related trademarks in connection with the distribution, marketing and sale of Coach eyewear products. The license period extends through April 30, 2010. In addition to a royalty based on net sales, the Company has agreed to issue to Coach, upon the introduction of Coach Eyewear, three-year warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $6.50 per share and five-year warrants to purchase an additional 50,000 shares of common stock of the Company at an exercise price of $9.50 per share.

                   SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

Note 8--Commitments (Continued)

   In connection with the Asset Acquisition of CDS (see Note 2), the Company acquired CDS's license with Kobra International, which grants the Company rights to use the "Nicole Miller" trademark in connection with the distribution, marketing and sale of eyewear products. The license period extends until March 31, 2003, provided that specified minimum sales are achieved and the Company is not in material default under the agreement.

   In September 1999, the Company entered into a license agreement with bebe stores, inc., which grants the Company certain rights to use the "bebe" trademark in connection with the distribution, marketing and sale of bebe eyewear products. The license period extends through March 31, 2003, and can be renewed for two three-year terms (as defined) thereafter, provided that specified minimum sales are achieved and the Company is not in material default under the license agreement.

   Total minimum royalties under all of the Company's license agreements are as follows:

       October 31,                                                     Amount
       -----------                                                   -----------
        2000........................................................ $ 2,701,250
        2001........................................................   3,564,333
        2002........................................................   4,011,217
        2003........................................................   3,492,054
        2004........................................................   3,507,985
       Thereafter...................................................   8,144,071
                                                                     -----------
                                                                     $25,420,910
                                                                     ===========

   Total royalty expense charged to operations for the years ended October 31, 1999, 1998 and 1997 amounted to $2,413,285, $2,460,329 and $1,732,873, respectively.

   Employment Agreements--Certain executive officers have entered into employment agreements with the Company. Pursuant to each agreement, the officer has agreed to render services until October 31, 2000, and will be entitled to a stated salary subject to increases from time to time as approved by the Board of Directors or Compensation Committee. The aggregate commitment for future salaries at October 31, 1999, excluding bonuses, was $1,090,000.

Note 9--Stock Warrants and Options

   In connection with the IPO, in September 1997 the Company sold to Fechtor, Detwiler & Co., Inc. and Van Kasper Company, the managing underwriters of the offering, warrants to purchase 180,000 shares of common stock for $12 per share. The warrants expire on September 16, 2002. No warrants were exercised during the year ended October 31, 1999.

   In connection with the acquisition of Great Western Optical, the Company issued warrants to purchase 50,000 shares of common stock for $7.50 per share. The warrants expire on September 10, 2004. No warrants were exercised during the year ended October 31, 1999.

                   SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

Note 9--Stock Warrants and Options (Continued)

   The Company adopted a Stock Plan (the "Plan"). whereby a maximum of 800,000 shares of common stock may be issued from time to time to directors, officers, employees and consultants pursuant to awards such as stock options and restricted stock sales. The Plan terminates in 2007. No compensation expense was required to be recorded over the respective service periods required of the optionees for existing options, because the exercise price was not less than the fair market value of the common stock on the grant dates. The following is a summary of stock option activity under the Plan:

                                  1999              1998              1997
                            ----------------- ----------------- ----------------
                                     Exercise          Exercise         Exercise
                            Shares    Price   Shares    Price   Shares   Price
                            -------  -------- -------  -------- ------- --------
   Outstanding, beginning
    of year................ 477,000  $  10.00 454,250   $10.00  454,250  $10.00
   Granted................. 225,700  $   4.00  43,500   $10.00        0
   Canceled................ (67,200)          (20,750)  $10.00        0
                            -------           -------           -------
   Outstanding, end of
    year................... 635,500  $4-10.00 477,000   $10.00  454,250  $10.00
                            =======           =======           =======

   The following is a summary of options outstanding under the Plan at October 31, 1999:

                             Number of                 Remaining                 Number of
         Exercise             Options                 Contractual               Exercisable
          Price             Outstanding                  Life                     Options
         --------           -----------               -----------               -----------
       $4.00-$10.00           635,500                     8                       461,500

   The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and continues to account for stock options in accordance with Accounting Principles Board Opinion No. 25.

   On a pro-forma basis, the effect of stock-based compensation had the Company adopted SFAS 123 is as follows:

                                                           1999         1998
                                                        -----------  ----------
   Net income (loss):
     As reported....................................... $(1,309,395) $2,749,605
     Pro-forma.........................................  (1,933,721)  2,242,005
   Basic and diluted earnings (loss) per share:
     As reported.......................................       (0.26)       0.52
     Pro-forma.........................................       (0.38)       0.43

   The weighted-average grant date fair value of options granted was $2.02 during 1999. Fair value of options was calculated by using the Black-Scholes options pricing model using the following assumptions for 1999 activity:

                                                                  1999    1998
                                                                 ------- -------
   Expected life................................................ 6 years 6 years
   Risk-free interest rate......................................  5.825%   5.00%
   Expected volatility.......................................... 46.570%  82.15%
   Dividend yield...............................................  0.000%   0.00%

                   SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

Note 10--Earnings Per Share

   The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share is calculated as follows:

                                            For the Year Ended October 31, 1999
                                            ------------------------------------
                                             Net Loss       Shares     Per-Share
                                            (Numerator)  (Denominator)  Amount
                                            -----------  ------------- ---------
   Basic and diluted EPS:
     Loss to common stockholders........... $(1,309,395)   5,095,259    $(0.26)
                                            ===========    =========    ======

   For the year ended October 31, 1999, there was no difference between basic and diluted EPS. Warrants and options to purchase 230,000 shares and 635,500 shares, respectively, of common stock were outstanding during the year. They were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common stock during the year ended October 31, 1999.

                                          For the Year Ended October 31, 1999
                                          ------------------------------------
                                           Net Loss       Shares     Per-Share
                                          (Numerator)  (Denominator)  Amount
                                          -----------  ------------- ---------
   Basic and diluted EPS:
     Income available to common
      stockholders....................... $(2,749,605)   5,254,156    $(0.52)
                                          ===========    =========    ======

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

Note 11--Stockholders' Equity

   The Company's Articles of Incorporation authorized 30,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share. In June 1997, a 3.175 to 1 split of the Company's common stock was effected. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

   The Board of Directors has the authority to issue the authorized and unissued preferred stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without stockholder approval. No shares of the preferred stock were issued as of October 31, 1999.

   In September 1998, the Board of Directors authorized the repurchase of up to $1,000,000 of the Company's common stock in the open market. During the years ended October 31, 1999 and 1998, the Company had repurchased 86,948 and 148,690 shares of the Company's stock at an average price of $4.08 and $4.35 per share for an aggregate amount of $354,341 and $646,254, respectively.

Note 12--Employee Benefit Plan

   On August 1, 1998, the Company adopted a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, and may elect to separately contribute up to 100% of their annual bonus (if any) to the plan. The Company may also elect to make discretionary contributions. For the year ended October 31, 1999, the Company made matching contributions of $261,686 to the plan. The Company did not make a contribution for the year ended October 31, 1998.

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

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Documents Filed As Part of Report:

    1. Financial Statements:

      Independent Auditor's Report;

      Balance Sheets at October 31, 1998 and 1999;

      Statement of Income for the years ended October 31, 1997, 1998 and 1999;

      Statement of Changes in Stockholders' Equity for the years ended October 31, 1997, 1998 and 1999; and

      Statement of Cash Flows for the years ended October 31, 1997, 1998 and 1999.

    2. Financial Statement Schedules:

      Schedule II--Valuation and Qualifying Accounts

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

                                          Signature Eyewear, Inc.

                                          By:      /s/ Julie Heldman
                                            ___________________________________
                                                       Julie Heldman
                                               Co-Chairman of the Board and
                                                         President
                                               (Principal Executive Officer)

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

                 *                   Co-Chairman of the Board and  February 15, 2000
____________________________________  Chief Executive Officer
           Bernard Weiss

       /s/ Julie Heldman             Co-Chairman of the Board and  February 15, 2000
____________________________________  President
           Julie Heldman

                 *                   Chief Financial Officer and   February 15, 2000
____________________________________  Director (Principal
           Michael Prince             Financial and Accounting
                                      Officer)

                 *                   Director                      February 15, 2000
____________________________________
         Maurice Buchsbaum

                 *                   Director                      February 15, 2000
____________________________________
            Joel Johnson

                 *                   Director                      February 15, 2000
____________________________________
           Daniel Warren


*By: /s/ Julie Heldman
    ________________________________
          Julie Heldman,
        as Attorney-In-Fact

                                 EXHIBIT INDEX

 Exhibit
 Number                            Exhibit Description
 ------- ----------------------------------------------------------------------
  3.1    Restated Articles of Incorporation of Registrant. Incorporated by
         reference to Exhibit 3.1 to Registrant's Form S-1 (SEC Registration
         No. 333-30017), filed with the Commission on June 25, 1997, as amended.

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

 Exhibit
 Number                            Exhibit Description
 ------- ----------------------------------------------------------------------
 10.12   Employment Agreement between the Registrant and Robert Zeichick.
         Incorporated by reference to Exhibit 10.12 of Registrant's Form S-1
         (SEC Registration No. 333-30017), filed with the Commission on June
         25, 1997, as amended.

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

 10.19 License Agreement, dated as of March 11, 1999, between the Registrant and Coach, a division of Sara Lee Corporation. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report of Form 10-
         Q for the quarter ended April 30, 1999. [Portions of this exhibit have been deleted and filed separately with the Securities and Exchange
         Commission pursuant to a request for an order granting confidential treatment.]

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

 21      List of subsidiaries.

 23.1    Consent of Altschuler, Melvoin and Glasser LLP.

 24.1    Power of Attorney (included on signature page).*

 27.1    Financial Data Schedule.

 99.1    Schedule II--Valuation and Qualifying Accounts.

--------
*  Previously filed.