Form 10-Q
period 2000-01-31
SIGNATURE EYEWEAR INC
filed 2000-03-16
CIK 1036292

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended January 31, 2000

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

                                Yes   X     No
                                    -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,056,889 shares issued and outstanding as of March 13, 2000.

================================================================================

                            SIGNATURE EYEWEAR, INC.
                              INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION                                                       Page
                                                                                      ----
Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of January 31, 2000 (Unaudited)
            and October 31, 1999...................................................     3

          Consolidated Statement of Operations (Unaudited) for the Three Months
            Ended January 31, 2000 and 1999........................................     4

          Consolidated Statement of Cash Flows (Unaudited) for the Three Months
            Ended January 31, 2000 and 1999........................................     5

          Notes to Consolidated Financial Statements...............................     7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................................     9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............    17

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.........................................    19

                                    PART I.
                             FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                            SIGNATURE EYEWEAR, INC.

                          Consolidated Balance Sheets

        Assets                                                                  January 31,              October 31,
                                                                                   2000                     1999
                                                                               ------------             ------------
                                                                                (Unaudited)
Current Assets:
        Cash and cash equivalents......................................        $    238,668             $    463,023
        Accounts receivable, trade (net of allowance for doubtful
          accounts)....................................................           8,806,629                6,550,057
        Inventories....................................................          16,682,998               16,636,474
        Income taxes refundable........................................           1,367,991                  999,820
        Deferred tax asset.............................................             392,000                  392,000
        Prepaid expenses and other current assets......................           2,249,740                2,432,915
                                                                               ------------             ------------
                                                                                 29,738,026               27,474,289
                                                                               ------------             ------------
Property and Equipment (net of accumulated depreciation and
 amortization).........................................................           1,562,175                1,711,203
                                                                               ------------             ------------
Other Assets:
        Goodwill and other intangibles (net of amortization)...........           5,892,660                6,035,190
        Deferred tax asset.............................................              36,000                   36,000
        Deposits and other assets......................................             178,834                  217,402
                                                                               ------------             ------------
                                                                                  6,107,494                6,288,592
                                                                               ------------             ------------
                                                                               $ 37,407,695             $ 35,474,084
                                                                               ============             ============
        Liabilities and Stockholders' Equity

Current Liabilities:
        Accounts payable, trade........................................        $  4,873,161             $  6,285,490
        Note payable, bank.............................................           4,600,000                1,750,000
        Current portion of long-term debt..............................             797,574                  873,505
        Accrued distributor credits....................................             672,303                1,727,970
        Accrued expenses and other current liabilities.................             734,518                1,696,701
                                                                               ------------             ------------
                                                                                 11,677,556               12,333,666
                                                                               ------------             ------------

Long-term Debt.........................................................           8,057,200                5,137,193
                                                                               ------------             ------------

Stockholders' Equity:
        Preferred stock (authorized 5,000,000 shares, $.001 par value,
          none outstanding)............................................                   0                        0
        Common stock (authorized 30,000,000 shares, $.001 par value,
          5,056,889 shares outstanding at January 31, 2000 and
          5,082,389 shares outstanding at October 31, 1999)............               9,188                    9,214
        Paid-in capital................................................          14,363,990               14,441,996
        Retained earnings..............................................           3,299,761                3,552,015
                                                                               ------------             ------------
                                                                                 17,672,939               18,003,225
                                                                               ------------             ------------
                                                                               $ 37,407,695             $ 35,474,084
                                                                               ============             ============


        The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                     Consolidated Statement of Operations
                                  (Unaudited)

                                                                        Three Months Ended January 31,
                                                                   ---------------------------------------
                                                                         2000                   1999
                                                                   ----------------        ---------------
Net Sales......................................................    $     12,003,409        $     8,856,901

Cost of Sales..................................................           4,807,448              4,216,947
                                                                   ----------------        ---------------

Gross Profit...................................................           7,195,961              4,639,954
                                                                   ----------------        ---------------

Operating Expenses:
     Selling...................................................           3,587,438              2,706,270
     General and administrative................................           3,511,306              1,758,669
     Depreciation and amortization.............................             333,214                155,272
                                                                   ----------------        ---------------
                                                                          7,431,958              4,620,211
                                                                   ----------------        ---------------
Income (Loss) from Operations..................................            (235,997)                19,743
                                                                   ----------------        ---------------

Other Income (Expense):
     Interest, net.............................................            (195,498)                38,024
     Sundry income.............................................              11,066                  4,092
                                                                   ----------------        ---------------
                                                                           (184,432)                42,116
                                                                   ----------------        ---------------
Income (Loss) before Income Taxes..............................            (420,429)                61,859

Provision (Benefit) for Income Taxes...........................            (168,171)                23,000
                                                                   ----------------        ---------------

Net Income (Loss)..............................................    $       (252,258)       $        38,859
                                                                   ================        ===============

Earnings (Loss) Per Share, Basic and Diluted:
     Earnings (Loss) per common share..........................    $          (0.05)       $          0.01
                                                                   ================        ===============
     Weighted average number of common
       shares outstanding......................................           5,064,927              5,106,619
                                                                   ================        ===============


        The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                      Three Months Ended January 31,
                                                                   ------------------------------------
                                                                         2000                1999
                                                                   ---------------      ---------------
Cash Flows from Operating Activities:
   Net income (loss)...........................................        $  (252,258)         $    38,859
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
       Depreciation and amortization...........................            333,214              155,272
       Provision for bad debts.................................             90,504                  100
       Changes in assets -- (increase) decrease:
          Accounts receivable, trade...........................         (2,347,076)            (157,082)
          Inventories..........................................            (46,524)           1,460,529
          Income taxes refundable..............................           (368,171)                   0
          Prepaid expenses and other assets....................            221,743               27,346

       Changes in liabilities -- increase (decrease):
          Accounts payable, trade..............................         (1,412,329)          (1,737,695)
          Accrued distributor credits..........................         (1,055,667)                   0
          Accrued expenses and other current liabilities.......           (962,183)            (561,322)
                                                                   ---------------      ---------------

   Net cash used in operating activities.......................         (5,798,747)            (773,993)
                                                                   ---------------      ---------------

Cash Flows from Investing Activities:
   Purchases of property and equipment.........................            (41,655)            (142,945)
                                                                   ---------------      ---------------

Cash Flows from Financing Activities:
   Borrowings on long-term debt................................          3,500,000                    0
   Principal payments on long-term debt........................           (655,921)                   0
   Borrowings on note payable, bank............................          2,850,000              500,000
   Repurchase of common stock..................................            (78,032)            (154,309)
                                                                   ---------------      ---------------

   Net cash provided by financing activities...................          5,616,047              345,691
                                                                   ---------------      ---------------

Net Decrease in Cash and Cash Equivalents......................           (224,355)            (571,247)
                                                                   ---------------      ---------------

Cash and Cash Equivalents, Beginning of Period.................            463,023            4,256,655
                                                                   ---------------      ---------------

Cash and Cash Equivalents, End of Period.......................        $   238,668          $ 3,685,408
                                                                   ===============      ===============

                            SIGNATURE EYEWEAR, INC.

                                  (Unaudited)

                                                                         Three Months Ended January 31,
                                                                   -----------------------------------------
                                                                          2000                    1999
                                                                   -------------------       ---------------
Supplementary Disclosures of Cash Flow Information:
   Cash paid during the period for:
       Interest................................................               $202,292                $5,299
                                                                   ===================       ===============

       Income taxes............................................               $200,000                $    0
                                                                   ===================       ===============


        The accompanying notes are an integral part of this statement.

                            SIGNATURE EYEWEAR, INC.

                Notes to the Consolidated Financial Statements
                                  (Unaudited)


Note 1--Unaudited Interim Consolidated Financial Statements:

Interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of the management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for those interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to prior period amounts to conform to this year's presentation, and have no effect on previous-reported net income.

Note 2--Basis of Presentation:

A summary of significant accounting policies is as follows:

Income Taxes--The Company's effective income tax rate at January 31, 2000 varies from the federal statutory tax rate of 34% principally due to state income taxes.

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

                                                            For the Quarter Ended January 31, 2000
                                               ----------------------------------------------------------------
                                                     Net Loss                Shares                Per-Share
                                                   (Numerator)            (Denominator)              Amount
                                               -----------------     --------------------     -----------------
Basic and diluted EPS loss
to common stockholders.....................            $(252,258)               5,064,927                $(0.05)
                                               =================     ====================     =================

For the quarter ended January 31, 2000, there was no difference between basic
and diluted EPS.   Warrants to purchase 180,000 shares and 50,000 shares of
common stock at $12 and $7.50 per share, respectively, and options to purchase 477,000 shares of common stock at $10 per share were outstanding during the quarter. They were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common stock during the quarter ended January 31, 2000.

Note 3--Term Loan:

In December 1999, the Company entered into an agreement with its commercial bank to provide the Company with a secured term loan of $3,500,000, with interest accruing at a fixed rate of 8.52%

                            SIGNATURE EYEWEAR, INC.

                Notes to the Consolidated Financial Statements
                                  (Unaudited)

per annum until December 31, 2001 and thereafter at the LIBOR Base Rate plus 2.5% per annum. Principal payments are payable in 48 installments commencing on January 15, 2001 through December 15, 2004, when the loan matures. At January 31, 2000, $3,500,000 was due to the bank under the term loan.

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

Overview

     The Company derives revenues primarily through the sale of eyeglass frames under brand names pursuant to exclusive licenses (including Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear and Nicole Miller Eyewear) and which the Company owns, including Dakota Smith Eyewear.

     The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 68% and 82% of the Company's net sales in the quarter ended January 31, 2000 (the "2000 first quarter") and the quarter ended January 31, 1999 (the "1999 first quarter"), respectively. Although the Company expects the Laura Ashley Eyewear and Eddie Bauer lines to continue to be the Company's leading sources of revenue for the near future, the Company expects to reduce its dependence on these two lines through sales of an expanding product line, including eyewear under brand-name licenses for COACH Eyewear, Eddie Bauer Performance Sunwear featuring Oakley's patented lens technology, and bebe eyes, and the Company's house brands.

     The Company's cost of sales consists primarily of payments to foreign contract manufacturers that produce frames to the Company's specifications. The complete development cycle for a new frame design typically takes approximately twelve months from the initial design concept to the release. Generally, at least six months are required to complete the initial manufacturing process.

     Before October 1, 1999, the Company distributed its products to independent optical retailers in the United States primarily through exclusive distributors. During the nine months ended July 31, 1999, sales through United States distributors accounted for approximately 37% of the Company's total net sales. Effective as of October 1, 1999, the Company terminated all but two of its 24 United States distributors and hired its own national direct sales force, which numbered 88 sales representatives at January 31, 2000 (with a target of 130 sales representatives by the end of fiscal 2000). The Company made this conversion to stimulate sales growth by enabling the Company to work more closely with the sales representatives selling its products, who are dedicated to selling only the Company's products, and to require its sales representatives to implement the Company's marketing plans.

     The Company's conversion to a direct sales force in the United States has resulted in both an increase in the sales price the Company receives for products previously sold through distributors and an increase in the selling expenses associated with the sale of these products. Unit sales prices to optical retailers are typically 60% to 70% greater than sales prices to distributors. In addition, selling expense per unit sold is greater primarily as a result of commissions payable to sales representatives.

Results of Operations

     The following table sets forth, for the indicated periods, selected statement of income data shown as a percentage of net sales.

                                                                                 Three Months Ended
                                                                                     January 31,
                                                                            ------------------------------
                                                                                2000              1999
                                                                            -----------       ------------
Net Sales................................................................         100.0%             100.0%
Cost of sales............................................................          40.1               47.6
                                                                            -----------       ------------
Gross profit.............................................................          59.9               52.4
                                                                            -----------       ------------

Operating expenses:
 Selling.................................................................          29.9               30.6
 General and administrative..............................................          29.2               19.9
 Depreciation and amortization...........................................           2.8                1.7
                                                                            -----------       ------------
     Total operating expenses............................................          61.9               52.2
                                                                            -----------       ------------
Income (loss) from operations............................................          (2.0)               0.2
                                                                            -----------       ------------
Other income (expense), net..............................................          (1.5)               0.5
                                                                            -----------       ------------
Income (loss) before provision for income taxes..........................          (3.5)               0.7
                                                                            -----------       ------------
Provision (benefit) for income taxes.....................................          (1.4)               0.3
                                                                            -----------       ------------
Net income (loss)........................................................          (2.1)%              0.4%
                                                                            ===========       ============

     Net Sales. The following table sets forth, for the indicated periods, selected net sales data in thousands, as a percentage of net sales and as a percentage change in net sales from the 1999 first quarter to the 2000 first quarter:

                                                        Three Months Ended January 31,
                                             -------------------------------------------------
                                                      2000                       1999                Change
                                             ----------------------     ----------------------     ----------

Laura Ashley Eyewear.........................    $ 4,501       37.5%        $4,498        50.8%             0%
Eddie Bauer Eyewear..........................      3,660       30.5%         2,764        31.2%            32%
Other Sales (1)..............................      3,842       32.0%         1,595        18.0%           141%
                                             -----------    -------     ----------    --------
Total........................................    $12,003      100.0%        $8,857       100.0%            36%
                                             ===========    =======     ==========    ========

_______________
(1) Includes net sales of other designer eyewear (Hart Schaffner & Marx, Jean Nate, Dakota Smith and Nicole Miller), private label frames, USA Optical and Optical Surplus, and other miscellaneous products.

     Net sales were $3,147,000 greater in the 2000 first quarter compared to the 1999 first quarter primarily as a result of the change in distribution strategy from distributors to direct sales and to sales of Dakota Smith Eyewear, Nicole Miller Eyewear and accessories. Direct sales and domestic distributor sales constituted 42% and 3%, respectively, of net sales in the 2000 first quarter as compared to 7% and 39%, respectively, in the 1999 first quarter. The Company added the Dakota Smith Eyewear and Nicole Miller Eyewear lines as a result of the acquisition of substantially all of the assets of California Design Studio, Inc. in June 1999 (the "CDS Acquisition"). Net sales of Laura Ashley Eyewear were relatively even in the first quarters of 1999 and 2000, reflecting an average higher price per unit (due to direct sales) but decreasing unit sales.

     Gross Profit. Gross profit increased from $4,640,000 in the 1999 first quarter to $7,196,000 for the 2000 first quarter. This increase was due principally to the increase in net sales. The Company's gross profit margin increased from 52.4% in the 1999 first quarter to 59.9% in the 2000 first quarter. This increase was primarily due to a shift in the sales mix from distributor sales to direct sales.

     Operating Expenses. Operating expenses increased from $4,621,000 in the 1999 first quarter to $7,432,000 in the 2000 first quarter due to an increase of $881,000 in selling expenses, and an increase of $1,753,000 in general and administrative expenses and $178,000 in depreciation and amortization expenses. Selling expenses increased due to commissions paid in connection with direct sales. General and administrative expenses for the 2000 first quarter increased primarily as a result of $928,000 in additional compensation and other expenses related to the Company hiring additional mid-level managers and other personnel to prepare for the Company's planned expansion and $363,000 due to the upgrade of the Company's warehouse and operating systems. The increase in depreciation and amortization was due primarily to amortization of goodwill and the covenant not to compete recorded in the CDS Acquisition.

     Net Other Income (Loss). Net other loss in the 2000 first quarter of $184,000 was due principally to interest expense. Net other income in the 1999 first quarter of $42,000 relates primarily to interest income.

     Provision (Benefit) for Income Taxes. The Company's income tax benefit was $168,000 for the 2000 first quarter, compared with a tax provision for $23,000 for the 1999 first quarter. The changes in income taxes reflect the changes in income before income taxes.

     Net Income (Loss). Net income was $39,000 in the 1999 first quarter and net loss was $252,000 in the 2000 first quarter.

Liquidity and Capital Resources

     The Company entered into a credit agreement with its commercial bank (the "Credit Agreement") in October 1997. Under the Credit Agreement, the bank has agreed to provide to the Company a secured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate plus 2%, or at the bank's prime rate. At January 31, 2000, $4,600,000 was due to the bank under the Credit Agreement, as compared to $1,500,000 at October 31, 1999. In December 1999, the Company entered into an agreement with its commercial bank to provide the Company with a secured term loan of $3,500,000, with interest accruing at a fixed rate of 8.52% per annum until December 31, 2001 and thereafter at the LIBOR Base Rate plus 2.5% per annum. Principal payments are payable in 48 installments commencing on January
15, 2001 through December 15, 2004, when the loan matures.   At January 31,
2000, $3,500,000 was due to the bank under the term loan.

     Of the Company's accounts payable at January 31, 2000, $1,322,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held $1,438,000 in foreign currency forward commitments at January 31, 2000.

     The Company believes that cash generated from operations, borrowings from its commercial bank, credit from its suppliers, income tax refunds (anticipated to be approximately $1.2 million) and credit under the operating leases will be sufficient to fund its working capital requirements for the next twelve months.

Year 2000

     The Company has not experienced any difficulties resulting from the Year 2000 problem, which is the processing of date-sensitive information by the information technology systems used by the Company and its key customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year, which could result in computer programs recognizing a date using "00" as the year 1900 rather than 2000, thereby causing miscalculations or system failures. The Company does not currently anticipate any future Year 2000 problems.

Factors That May Affect Future Results

     The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

     Conversion to Direct Sales Force

     Historically, the Company has distributed its eyeglass frames to independent optical retailers in the United States (other than California and Arizona) through distributors. Sales through domestic distributors accounted for approximately 37% of the Company's total net sales during the nine months ended July 31, 1999. Effective October 1, 1999, the Company replaced all but two of its 24 domestic distributors with its own direct national sales force of approximately 88 sales representatives. The Company's conversion to a direct sales force results in both an increase in the sales price the Company receives for products previously sold through distributors and an increase in the selling expenses associated with the sale of these products. Unit sales prices to optical retailers are 60% to 70% greater than sales prices to distributors. In addition, based on the same number of unit sales as in prior periods, the Company anticipates that its selling expenses will increase as a percentage of net sales, primarily as a result of commissions payable to sales representatives. The Company believes it must expand its domestic direct sales force to approximately 130 sales representatives to generate unit sales volumes commensurate with unit sales volumes through its prior distributor network and the increased volume due to the introduction of new product lines in fiscal 2000. While the Company is aggressively seeking qualified sales representatives, no assurance can be given as to when, if ever, the Company will be able to employ those additional representatives or that that number of representatives will generate the unit sales volumes which could have been generated through its distributor network.

     There can be no assurance that the Company will be successful in making the transition to a national direct sales force. Failure to do so could have a material adverse impact on the Company's business, operating results and financial condition.

     Substantial Dependence upon Laura Ashley and Eddie Bauer Licenses

     Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 77%, 75% and 68% of the Company's net sales in fiscal 1998, fiscal 1999 and the 2000 first quarter, respectively. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of COACH Eyewear, Nicole Miller Eyewear, Dakota Smith Eyewear and bebe eyes, as well as its own house brands, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Company markets Laura Ashley Eyewear through an exclusive license which terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2002, but may be renewed by the Company at least through 2008 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

     Management of Growth

     The Company has grown rapidly in recent years, with net sales increasing from $20 million in fiscal 1994 to $44 million in fiscal 1999, and the number of employees increasing from approximately 50 at October 31, 1994 to 239 at October 31, 1999. During fiscal 1999, the Company entered into licence agreements for COACH Eyewear, Eddie Bauer Performance Sunwear (with Oakley's patented XYZ lens technology), and bebe eyes, and acquired the license for Nicole Miller Eyewear and the brand name Dakota Smith, thereby making possible growth in the Company's net sales. Further, in fiscal 1999 the Company added a new national direct sales force, which it continues to expand, and upgraded its management information systems, as well as its warehouse and other operations. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to sustain its historic rate of revenue growth, continue its profitable operations or manage future growth successfully.

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

     International Sales

     International sales accounted for approximately 8.4%, 8.7% and 10.0% of the Company's net sales in fiscal 1998, fiscal 1999 and the 2000 first quarter, respectively. These sales were primarily in England, Canada, Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     Product Returns

     The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for fiscal 1998, fiscal 1999 and the 2000 first quarter amounted to 14%, 19% and 17% of gross sales (sales before returns), excluding distributor returns of $4.4 million in fiscal 1999 in connection with the Company's decision to terminate its relationship with domestic distributors, respectively. The Company anticipates that it will likely experience returns at a rate significantly exceeding its historical levels, due to the Company's decision to sell directly to United States independent optical retailers, rather than through distributors. The Company maintains reserves for product returns which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves could have a material adverse impact on the Company's business, operating results and financial condition.

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

     Foreign Currency Risks. During fiscal 1999, a maximum of $2,700,000 and a minimum of $469,000 of the Company's accounts payable were payable in foreign currency. During the 2000 first quarter, a maximum of $1,521,000 and a minimum of $754,000 of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $56,000 at October 31, 1999 and $1,438,000 at January 31, 2000. International sales accounted for approximately 8.7% and 10% of the Company's net sales in fiscal 1999 and the 2000 first quarter, respectively. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

     Interest Rate Risk. Under the Company's Credit Agreement, its bank has agreed to provide the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate ("LIBOR") plus 2%, or at the bank's prime rate.
At January 31, 2000, $4,600,000 was due to the bank under the Credit Agreement. Any interest which may in the future become payable on the Company's bank line of credit will be based on variable interest rates and will therefore be affected by changes in market interest rates. In addition, the Company has fixed income investments consisting of cash equivalents, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

                                   PART II.
                               OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit 27  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2000                    SIGNATURE EYEWEAR, INC.



                                        By: /s/ Michael Prince
                                            --------------------------------
                                            Michael Prince
                                            Chief Financial Officer


                                            /s/ Michael Prince
                                            --------------------------------
                                            Michael Prince
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)