Form 10-Q
period 2000-04-30
SIGNATURE EYEWEAR INC
filed 2000-06-19
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

        For the transition period from _______________ to _____________________.

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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,056,889 shares issued and outstanding as of June 14, 2000.

================================================================================

                             SIGNATURE EYEWEAR, INC.
                               INDEX TO FORM 10-Q



PART I            FINANCIAL INFORMATION                                                                        PAGE
                                                                                                               ----
Item 1.           Consolidated Financial Statements:

                  Independent Accountant's Review Report ....................................................   3

                  Consolidated Balance Sheets as of April 30, 2000 (Unaudited)
                     and October 31, 1999....................................................................   4

                  Consolidated Statement of Operations (Unaudited) for the Six Months
                      Ended April 30, 2000 and 1999..........................................................   5

                  Consolidated Statement of Cash Flows (Unaudited) for the Six Months
                      Ended April 30, 2000 and 1999..........................................................   6

                  Notes to Consolidated Financial Statements.................................................   8

Item 2.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...............................................................  11

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.................................  20

PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders........................................  22

Item 6.           Exhibits and Reports on Form 8-K...........................................................  22

                                    PART I.
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT




To the Board of Directors and Stockholders
Signature Eyewear, Inc.


We have reviewed the accompanying consolidated balance sheet of SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES as of April 30, 2000 and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of October 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 8, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Altschuler, Melvoin and Glasser LLP


Los Angeles, California
June 8, 2000

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


         ASSETS                                                               April 30,              October 31,
                                                                                2000                     1999
                                                                          ------------------      -----------------
                                                                             (Unaudited)
Current Assets:
         Cash and cash equivalents.................................       $       1,447,267       $        463,023
         Accounts receivable, trade (net of allowance for
              doubtful accounts)...................................              10,234,138              6,550,057
         Inventories...............................................              17,943,886             16,636,474
         Income taxes refundable...................................               1,744,409                999,820
         Deferred tax asset........................................                 413,392                392,000
         Prepaid expenses and other current assets.................               2,008,336              2,432,915
                                                                          ------------------      -----------------
                                                                                 33,791,428             27,474,289
                                                                          ------------------      -----------------
Property and Equipment (net of accumulated depreciation and
    amortization).............................................                    1,810,257              1,711,203
                                                                          ------------------      -----------------
Other Assets:
         Goodwill and other intangibles (net of amortization)......               5,746,924              6,035,190
         Deferred tax asset........................................                 221,795                 36,000
         Deposits and other assets.................................                 193,781                217,402
                                                                          ------------------      -----------------
                                                                                  6,162,500              6,288,592
                                                                          ------------------      -----------------
                                                                          $      41,764,185       $     35,474,084
                                                                          ==================      =================
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable, trade...................................       $       9,364,543       $      6,285,490
         Note payable, bank........................................               5,933,000              1,750,000
         Current portion of long-term debt.........................               1,102,505                873,505
         Accrued distributor credits...............................                 672,303              1,727,970
         Accrued expenses and other current liabilities............               1,858,020              1,696,701
                                                                          ------------------      -----------------
                                                                                 18,930,371             12,333,666
                                                                          ------------------      -----------------

Long-term Debt.....................................................               7,629,857              5,137,193
                                                                          ------------------      -----------------

Stockholders' Equity:
         Preferred stock (authorized 5,000,000 shares, $.001
              par value, none outstanding)......................                          0                      0
         Common stock (authorized 30,000,000 shares, $.001 par
              value, 5,056,889 shares outstanding at April 30,
              2000 and 5,082,389 shares outstanding at October
              31, 1999).........................................                      9,188                  9,214
         Paid-in capital...........................................              14,363,990             14,441,996
         Retained earnings.........................................                 830,779              3,552,015
                                                                          ------------------      -----------------
                                                                                 15,203,957             18,003,225
                                                                          ------------------      -----------------
                                                                          $      41,764,185        $    35,474,084
                                                                          ==================      =================


         The accompanying notes are an integral part of this statement.

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended April 30,        Six Months Ended April 30,
                                                         ------------------------------    ------------------------------
                                                             2000              1999             2000             1999
                                                         -------------     ------------    --------------  --------------
Net Sales...........................................     $  12,389,749     $ 12,177,743    $  24,393,158   $   21,034,261

Cost of Sales.......................................         5,058,436        5,299,944        9,865,884        9,516,148
                                                         -------------     ------------    -------------   --------------

Gross Profit........................................         7,331,313        6,877,799       14,527,274       11,518,113
                                                         -------------     ------------    -------------   --------------

Operating Expenses:
         Selling....................................         6,065,859        3,393,059        9,653,297        6,089,689
         General and administrative.................         4,429,321        2,131,903        7,940,627        3,904,229
         Depreciation and amortization..............           278,768          165,220          611,982          316,835
                                                         -------------     ------------    -------------   --------------
                                                            10,773,948        5,690,182       18,205,906       10,310,753
                                                         -------------     ------------    -------------   --------------
Income (Loss) from Operations.......................        (3,442,635)       1,187,617       (3,678,632)       1,207,360
                                                         -------------     ------------    -------------   --------------

Other Income (Expense):
         Interest, net..............................          (294,286)          28,604         (489,784)          66,628
         Sundry income..............................            28,930            2,120           39,996            6,212
                                                         -------------     ------------    -------------   --------------
                                                              (265,356)          30,724         (449,788)          72,840
                                                         -------------     ------------    -------------   --------------
Income (Loss) before Income Taxes...................        (3,707,991)       1,218,341       (4,128,420)       1,280,200

Provision (Benefit) for Income Taxes................        (1,239,013)         472,000       (1,407,184)         495,000
                                                         -------------     ------------    -------------   --------------

Net Income (Loss)...................................     $  (2,468,978)    $    746,341    $  (2,721,236)  $      785,200
                                                         =============     ============    =============   ==============


Earnings (Loss) Per Share, Basic and Diluted:
         Earnings (Loss) per common share...........     $       (0.49)    $       0.15    $       (0.54)  $         0.15
                                                         =============     ============    =============   ==============
         Weighted average number of common
             shares outstanding.....................         5,056,889        5,084,689        5,060,952        5,095,836
                                                         =============     ============    =============   ==============


         The accompanying notes are an integral part of this statement.

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Six Months Ended April 30,
                                                                  -----------------------------
                                                                      2000             1999
                                                                  ------------     ------------
Cash Flows from Operating Activities:
       Net income (loss) ....................................     $(2,721,236)     $   785,200
       Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
              Depreciation and amortization .................         611,982          316,834
              Provision for bad debts .......................          14,609             (100)
              Deferred income taxes .........................        (207,187)               0
              (Gain) Loss on sale of equipment ..............            (547)           5,842
              Changes in assets -- (increase) decrease:
                  Accounts receivable, trade ................      (3,698,690)      (1,546,239)
                  Inventories ...............................      (1,307,412)       1,639,412
                  Income taxes refundable ...................        (744,589)         186,481
                  Prepaid expenses and other assets .........         424,579          (51,090)
                  Deposits and other assets .................          23,621                0
              Changes in liabilities -- increase (decrease):
                  Accounts payable, trade ...................       3,079,053         (539,301)
                  Income taxes payable ......................               0          250,328
                  Accrued distributor credits ...............      (1,055,667)               0
                  Accrued expenses and other liabilities ....         161,319          530,519
                                                                  -----------      -----------

       Net cash provided by (used in) operating activities ..      (5,420,165)       1,577,886
                                                                  -----------      -----------

 Cash Flows from Investing Activities:
       Purchases of property and equipment ..................        (433,523)        (359,284)
       Proceeds from sale of equipment ......................          11,300           21,700
                                                                  -----------      -----------

       Net cash used in investing activities ................        (422,223)        (337,584)
                                                                  -----------      -----------

 Cash Flows from Financing Activities:
       Borrowings on notes payable, bank ....................       7,540,833                0
       Repayments on notes payable, bank ....................      (3,357,833)               0
       Borrowings on long-term debt .........................       3,500,000          500,000
       Principal payments on long-term debt .................        (746,833)               0
       Principal payments on capitalized lease obligations ..         (31,503)               0
       Repurchase of common stock ...........................         (78,032)        (154,310)
                                                                  -----------      -----------

       Net cash provided by financing activities ............       6,826,632          345,690
                                                                  -----------      -----------

 Net Increase in Cash and Cash Equivalents ..................         984,244        1,585,992
                                                                  -----------      -----------

 Cash and Cash Equivalents, Beginning of Period .............         463,023        4,256,655
                                                                  -----------      -----------

 Cash and Cash Equivalents, End of Period ...................     $ 1,447,267      $ 5,842,647
                                                                  ===========      ===========

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                            Six Months Ended April 30,
                                                            --------------------------
                                                              2000              1999
                                                            --------          --------

Supplementary Disclosures of Cash Flow Information:
       Cash paid during the period for:

              Interest...................................   $532,581          $23,461
                                                            ========          =======


              Income taxes...............................   $201,350          $85,452
                                                            ========          =======


         The accompanying notes are an integral part of this statement.

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of Signature Eyewear, Inc. (the "Company") for the year ended October 31, 1999. Significant accounting policies disclosed therein have not changed. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2--BASIS OF PRESENTATION:

A summary of significant accounting policies is as follows:

Income Taxes--The Company's effective income tax rate at April 30, 2000 and 1999 varies from the federal statutory tax rate of 34% principally due to state income taxes.

Earnings Per Share--Financial Accounting Standards No. 128 establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share is calculated as follows:


                                                           FOR THE THREE MONTHS ENDED APRIL 30, 2000
                                                 --------------------------------------------------------------
                                                     Net Loss               Shares               Per-Share
                                                   (Numerator)           (Denominator)             Amount
                                                 -----------------    --------------------    -----------------
Basic and diluted EPS loss available
to common stockholders........................   $   (2,468,978)           5,056,889          $        (0.49)
                                                 =================    ====================    =================

                                                            FOR THE SIX MONTHS ENDED APRIL 30, 2000
                                                 --------------------------------------------------------------
                                                     Net Loss               Shares               Per-Share
                                                   (Numerator)           (Denominator)             Amount
                                                 -----------------    --------------------    -----------------

Basic and diluted EPS loss available
to common stockholders........................   $   (2,721,236)           5,060,952          $        (0.54)
                                                 =================    ====================    =================

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


For the three and six months ended April 30, 2000, there was no difference between basic and diluted EPS. The outstanding warrants and options were not included in the computation of diluted EPS because the Company sustained a loss and their inclusion would be antidilutive. The following is a summary of the outstanding warrants and options:

                                     SHARES         EXERCISE PRICE
                                     ------         --------------

         Warrants                   180,000           $    12.00
         Warrants                    50,000                 7.50
         Options                    208,500                 4.00
         Options                    438,500                10.00

NOTE 3--BANK LOANS:

In December 1999, the Company entered into an amendment to the Credit Agreement with its commercial bank that provided, among other provisions, for a new term loan of $3,500,000. The term loan bears interest at the fixed rate of 8.52% per annum until December 31, 2001 and thereafter at the LIBOR base rate plus 2 1/2% per annum, adjusted on a quarterly basis. The term loan is to be repaid in 48 consecutive monthly principal payments of $72,917, commencing January 15, 2001 and continuing until December 15, 2004. The term loan is secured by substantially all of the assets of the Company.

In March 2000, the Company executed a further amendment to the Credit Agreement with its commercial bank that included, among other provisions, for a letter of credit facility that provides for letters of credit that will not exceed the lesser of (a) $500,000, or (b) the bank's revolving credit commitment less revolving credit loans outstanding on the date of the request.

     In March 2000, the Company obtained a short-term secured loan from its commercial bank in the amount of $1,100,000. The loan bears interest at 8.75% per annum and was due on June 15, 2000. The Company currently is seeking an extension of the loan from its bank. The loan is personally guaranteed by certain stockholders.

The amendments to the Credit Agreement include revised covenants requiring the Company to maintain a minimum amount of tangible net worth, as defined, minimum net income and certain other financial and debt service coverage ratios. The Company was not in compliance with certain of these loan covenants as of April 30, 2000, but received a waiver of these covenant violations.

NOTE 4--DEFERRED COMPENSATION PLAN:

Effective November 1999, the Company established the Signature Eyewear Key Employee Deferred Compensation Plan (the "Plan"), whereby eligible employees may defer up to 90% of their annual salary. The Company provides a 50% matching contribution on deferrals up to 6% of the employees' total annual cash compensation.

                    SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5--OPERATING LEASE:

Effective February 1, 2000, the Company expanded its business premises by amending its current operating lease. The terms of the amended lease require the Company to make additional monthly lease payments of $15,000 increasing to $36,500 over a 64-month period.

NOTE 6--INCOME TAXES:

The income tax benefits for the six months ended and three months ended April 30, 2000 consists primarily of a refundable net operating loss carryback.

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

OVERVIEW

         The Company derives revenues primarily through the sale of eyeglass frames under brand names pursuant to exclusive licenses (including Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, Nicole Miller Eyewear, Coach Eyewear) and which the Company owns, including Dakota Smith Eyewear.

         The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 61% and 82% of the Company's net sales in the quarter ended April 30, 2000 (the "2000 second quarter") and the quarter ended April 30, 1999 (the "1999 second quarter"), respectively. Although the Company expects the Laura Ashley Eyewear and Eddie Bauer lines to continue to be the Company's leading sources of revenue for the near future, the Company expects to reduce its dependence on these two lines through sales of an expanding product line, including eyewear under brand-name licenses for COACH Eyewear, Eddie Bauer Performance Sunwear featuring Oakley's patented lens technology, and bebe eyes, and the Company's house brands.

         The Company's cost of sales consists primarily of payments to foreign contract manufacturers that produce frames to the Company's specifications. The complete development cycle for a new frame design typically takes approximately twelve months from the initial design concept to the release. Generally, at least six months are required to complete the initial manufacturing process.

         Before October 1, 1999, the Company distributed its products to independent optical retailers in the United States primarily through exclusive distributors. During the nine months ended July 31, 1999, sales through United States distributors accounted for approximately 37% of the Company's total net sales. Effective as of October 1, 1999, the Company terminated all but two of its 24 United States distributors and hired its own national direct sales force, which numbered 88 sales representatives at April 30, 2000 (with a target of 130 sales representatives by the end of fiscal 2000). The Company made this conversion to stimulate sales growth by enabling the Company to work more closely with the sales representatives selling its products, who are dedicated to selling only the Company's products, and to require its sales representatives to implement the Company's marketing plans.

     The Company's conversion to a direct sales force in the United States has resulted in both an increase in the sales price the Company receives for products previously sold through distributors and a substantial increase in the selling expenses associated with the sale of these products. Unit sales prices to optical retailers are typically 60% to 70% greater than sales prices to distributors. In addition, selling expenses per unit sold are greater primarily as a result of commissions payable to sales representatives.

RESULTS OF OPERATIONS

         The following table sets forth, for the indicated periods, selected statement of income data shown as a percentage of net sales.


                                                                    THREE MONTHS             SIX MONTHS
                                                                   ENDED APRIL 30,        ENDED APRIL 30,
                                                                ---------------------- -----------------------
                                                                  2000        1999       2000        1999
                                                                ----------  ---------- ---------- ------------
Net Sales.....................................................      100.0%      100.0%     100.0 %      100.0%
Cost of sales.................................................       40.8        43.5       40.4         45.2
                                                                ----------  ---------- ---------- ------------
Gross profit..................................................       59.2        56.5       59.6         54.8
                                                                ----------  ---------- ---------- ------------
Operating expenses:
    Selling...................................................       48.9        27.8       39.6         29.0
    General and administrative................................       35.8        17.5       32.6         18.5
    Depreciation and amortization.............................        2.3         1.4        2.5          1.5
                                                                ----------  ---------- ---------- ------------
         Total operating expenses.............................       87.0        46.7       74.7         49.0
                                                                ----------  ---------- ---------- ------------
 Income (loss) from operations................................      (27.8)        9.8      (15.1)         5.8
                                                                ----------  ---------- ---------- ------------
 Other income (expense), net..................................       (2.1)        0.2       (1.8)         0.3
                                                                ----------  ---------- ---------- ------------
 Income (loss) before provision (benefit) for income taxes....      (29.9)       10.0      (16.9)         6.1
                                                                ----------  ---------- ---------- ------------
 Provision (benefit) for income taxes.........................      (10.0)        3.9       (5.8)         2.4
                                                                ----------  ---------- ---------- ------------
 Net income (loss)............................................      (19.9)%       6.1 %     (11.1)%        3.7%
                                                                ==========  ========== ========== ============

         NET SALES. The following table sets forth, for the indicated periods, selected net sales data in thousands, as a percentage of net sales and as a percentage change in net sales from the 1999 first quarter to the 2000 first quarter:


                                  THREE MONTHS ENDED APRIL 30,                      SIX MONTHS ENDED APRIL 30,
                          ---------------------------------------------   ---------------------------------------------
                               2000              1999         CHANGE             2000             1999         CHANGE
                               ----              ----         ------             ----             ----         ------

Laura Ashley Eyewear      $  4,320   34.9% $  6,013    49.4%    (28.2)%    $  8,821   36.2% $ 10,511    50.0%    (16.1)%
Eddie Bauer Eyewear          3,216   26.0%    3,962    32.5%    (18.8)%       6,876   28.2%    6,725    32.0%      2.2 %
Other Sales (1)              4,854   39.1%    2,203    18.1%    120.3 %       8,696   35.6%    3,798    18.0%    129.0 %
                          --------  ------ ---------  ------               --------  ------ ---------  ------
Total                     $ 12,390  100.0% $ 12,178   100.0%      1.7 %    $ 24,393  100.0% $ 21,034   100.0%     16.0 %

---------------
(1) Includes net sales of other designer eyewear (COACH Eyewear, Hart Schaffner & Marx, Jean Nate, Dakota Smith and Nicole Miller), private label frames, USA Optical and Optical Surplus, and other miscellaneous products.

         Net sales were $212,000 greater in the 2000 second quarter compared to the 1999 second quarter and $3.3 million greater in the 2000 six months compared to the 1999 six months. These sales increases were primarily the result of an increase in per unit sales price due to the change in distribution strategy from distributors to direct sales and to sales of Dakota Smith Eyewear, Nicole Miller Eyewear and accessories (which the Company commenced selling in June 1999 following the acquisition of substantially all the assets of California Design Studio, Inc. (the "CDS Acquisition")). Direct sales and domestic distributor sales constituted 49.8% and 1%, respectively, of net sales in the 2000 second quarter as compared to 7.6% and 40.3%, respectively, in the 1999 second quarter, and 46.0% and 2.0%, respectively, of net sales in the 2000 six months as compared to 7.3% and 39.8%, respectively, in the 1999 six months.

         International sales increased to 14.3% and 12.2% of net sales in the three and six months ended April 30, 2000 as compared to 6.7% and 9.3% of net sales in the comparable periods of 1999. This was due primarily to the sales office and warehouse the Company acquired in the CDS Acquisition.

         Domestic unit sales were materially lower in the 2000 periods compared to the 1999 periods. This was due primarily to a decrease in unit sales to independent optical retailers, as the Company's direct sales force has not generated sales comparable to those previously generated by its distributors. The Company's direct sales have also been adversely affected by logistical problems in its warehouse and continuing problems with its new computer systems.

         GROSS PROFIT. Gross profit increased from $6,878,000 in the 1999 second quarter to $7,331,000 for the 2000 second quarter and from $11,518,000 in the 1999 six months to $14,527,000 for the 2000 six months. These increases were due principally to the increase in net sales and higher profit margins associated with direct sales.

         OPERATING EXPENSES. Operating expenses increased from $5,690,000 in the 1999 second quarter to $10,774,000 in the 2000 second quarter due to an increase of $2,673,000 in selling expenses, and an increase of $2,297,000 in general and administrative expenses and an increase of $114,000 in depreciation and amortization expenses. Selling expenses increased due to commissions paid in connection with direct sales and additional convention expenses incurred in connection with the launch of new licenses. General and administrative expenses for the 2000 second quarter increased primarily as a result of $1,425,000 in additional compensation and other expenses related to the Company hiring additional mid-level managers and other personnel to prepare for the Company's planned expansion and $256,000 due to the upgrade of the Company's warehouse and operating systems. The increase in depreciation and amortization was due primarily to amortization of goodwill and the covenant not to compete recorded in the CDS Acquisition.

         Operating expenses increased from $10,311,000 in the 1999 six months to $18,206,000 in the 2000 six months due to an increase of $3,564,000 in selling expenses, and an increase of $4,036,000 in general and administrative expenses and $295,000 in depreciation and amortization expenses. Selling expenses increased due to commissions paid in connection with direct sales and additional convention expenses incurred in connection with the launch of new licenses. General and administrative expenses for the 2000 six months increased primarily as a result of $2,353,000 in additional compensation and other expenses related to the Company hiring additional mid-level managers and other personnel to prepare for the Company's planned expansion and $619,000 due to the upgrade of the Company's warehouse and operating systems. The increase in depreciation and amortization was due primarily to amortization of goodwill and the covenant not to compete recorded in the CDS Acquisition.

         NET OTHER INCOME (EXPENSE). Net other expense in the 2000 second quarter and the 2000 six months of $265,000 and $450,000, respectively, was due principally to interest expense resulting from higher levels of borrowing. Net other income in the 1999 second quarter and the 1999 six months of $31,000 and $73,000, respectively, relates primarily to interest income.

         PROVISION (BENEFIT) FOR INCOME TAXES. The Company's income tax benefit was $1,239,000 and $1,407,000, for the 2000 second quarter and 2000 six months, respectively, compared with a tax provision of $472,000 and $495,000 for the 1999 second quarter and 1999 six months, respectively. The changes in income taxes reflect the changes in pretax income (loss).

         NET INCOME (LOSS). Net income was $746,000 in the 1999 second quarter and net loss was $2,469,000 in the 2000 second quarter. Net income was $785,000 in the 1999 six months and net loss was $2,721,000 in the 2000 six months.

LIQUIDITY AND CAPITAL RESOURCES

         The Company entered into a credit agreement with its commercial bank (the "Credit Agreement") in October 1997. Under the Credit Agreement, the bank has agreed to provide to the Company a secured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate plus 2%, or at the bank's prime rate. At April 30, 2000, $4,833,000 was due to the bank under the Credit Agreement, as compared to $1,500,000 at October 31, 1999. In December 1999, the Company entered into an agreement with its commercial bank to provide the Company with a secured term loan of $3,500,000, with interest accruing at a fixed rate of 8.52% per annum until December 31, 2001 and thereafter at the LIBOR Base Rate plus 2.5% per annum. Principal payments are payable in 48 installments commencing on April 15, 2001 through December 15, 2004, when the loan matures. At April 30, 2000, $3,500,000 was owed to the bank under the term loan. In March 2000, the Company entered into an agreement with its commercial bank to provide the company with a secured short-term loan of $1,100,000, with interest accruing at the bank's prime rate. At April 30, 2000, $1,100,000 was due to the bank under the loan. The loan matured on June 15, 2000, and the Company currently is seeking an extension of the loan from its bank.

         Of the Company's accounts payable at April 30, 2000, $1,841,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held $1,129,000 in foreign currency forward commitments at April 30, 2000.

         The Company believes that cash generated from operations, borrowings from its commercial bank, credit from its suppliers and income tax refunds (anticipated to be approximately $1.2 million) will be sufficient to fund its working capital requirements in the short term. The Company's cash requirements will depend on, among other things, its sales levels and corresponding increase or reduction in accounts receivable and inventories. If the Company determines that cash from operations will not be sufficient to fund its operations, it will seek additional financing from its commercial bank and other sources. The Company has substantially utilized its existing credit facility with its commercial bank, and is presently in discussions to increase the facility. No assurance can be given that its commercial bank will increase the facility. The Company may also determine it would be necessary to implement cost-cutting measures.

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

         NEED FOR ADDITIONAL FINANCING

         The Company believes that cash generated from operations, borrowings from its commercial bank, credit from its suppliers and income tax refunds (anticipated to be approximately $1.2 million) will be sufficient to fund its working capital requirements in the short term. The Company's cash requirements will depend on, among other things, its sales levels and corresponding increase or reduction in accounts receivable and inventories. If the Company determines that cash from operations will not be sufficient to fund its operations, it will seek additional financing from its commercial bank and other sources. The Company has substantially utilized its existing credit facility with its commercial bank, and is presently in discussions to increase the facility. No assurance can be given that its commercial bank will increase the facility. The Company cannot be certain that additional financing will be available at the time it needs additional funds or that, if available, it can be obtained on terms favorable to the Company and its stockholders. If necessary funds are not available, the Company may be required to implement cost-cutting measures, which could have a material adverse effect on its business. Additionally, the Company stockholders may be diluted if it raises additional funds through the sale of its stock.

         SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY AND EDDIE BAUER LICENSES

         Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 77%, 75% and 61% of the Company's net sales in fiscal 1998, fiscal 1999 and the 2000 second quarter, respectively. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of COACH Eyewear, Nicole Miller Eyewear, Dakota Smith Eyewear and bebe eyes, as well as its own house brands, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Company markets Laura Ashley Eyewear through an exclusive license which terminates in 2001, but may be renewed by the Company at least through April 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2002, but may be renewed by the Company at least through 2008 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

         MANAGEMENT OF GROWTH

         The Company has grown rapidly in recent years, with net sales increasing from $20 million in fiscal 1994 to $44 million in fiscal 1999, and the number of employees increasing from approximately 50 at October 31, 1994 to 239 at October 31, 1999. During fiscal 1999, the Company entered into license agreements for COACH Eyewear, Eddie Bauer Performance Sunwear (with Oakley's patented XYZ lens technology), and bebe eyes, and acquired the license for Nicole Miller Eyewear and the brand name Dakota Smith, thereby making possible growth in the Company's net sales. Further, in fiscal 1999 the Company added a new national direct sales force, which it continues to expand, and upgraded its management information systems, as well as its warehouse and other operations. The Company's ability to manage its growth effectively and address its recent operational difficulties will require it to continue to improve its operational, financial and management information systems and controls and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to sustain its historic rate of revenue growth or manage future growth successfully.

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

         INTERNATIONAL SALES

         International sales accounted for approximately 8.4%, 8.7% and 14.3% of the Company's net sales in fiscal 1998, fiscal 1999 and the 2000 second quarter, respectively. These sales were primarily in England, Canada, Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

         PRODUCT RETURNS

         The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for fiscal 1998, fiscal 1999 and the 2000 second quarter amounted to 14%, 19% and 23% of gross sales (sales before returns), excluding distributor returns of $4.4 million in fiscal 1999 in connection with the Company's decision to terminate its relationship with domestic distributors, respectively. The Company anticipates that it will likely experience returns at a rate significantly exceeding its historical levels, due to the Company's decision to sell directly to United States independent optical retailers, rather than through distributors. The Company maintains reserves for product returns which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves could have a material adverse impact on the Company's business, operating results and financial condition.

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

         DEPENDENCE ON KEY PERSONNEL

         The Company's success has and will continue to depend to a significant extent upon its executive officers, including Bernard Weiss (Chief Executive Officer and President), Michael Prince (Chief Financial Officer), Robert Fried (Senior Vice President of Marketing) and Robert Zeichick (Vice President of Advertising and Sales Promotion). The loss of the services of one or more of these key employees could have a material adverse effect on the Company. The Company has entered into employment agreements with each of Messrs. Weiss, Prince, Fried and Zeichick, pursuant to which they have agreed to render services to the Company until October 31, 2000. The Company maintains and is the sole beneficiary of "key person" life insurance on Messrs. Weiss, Prince, Fried and Zeichick in the amount of $1,500,000 each. In the event of the death of an executive officer, a portion of the proceeds of the applicable policy would be used to pay the Company's obligation under the officer's employment agreement. There can be no assurance that the remaining proceeds of these policies will be sufficient to offset the loss to the Company due to the death of that executive officer. In addition, the Company's future success will depend in large part upon its ability to attract, retain and motivate personnel with a variety of creative, technical and managerial skills. There can be no assurance that the Company will be able to retain and motivate its personnel or attract additional qualified members to its management staff. The inability to attract and retain the necessary managerial personnel could have a material adverse effect on the Company's business, operating results and financial condition.

         CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company own approximately 56.8% of the Company's outstanding shares. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirers from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

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

         FOREIGN CURRENCY RISKS. During fiscal 1999, a maximum of $2,700,000 and a minimum of $469,000 of the Company's accounts payable were payable in foreign currency. During the 2000 second quarter, a maximum of $1,841,000 and a minimum of $638,000 of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $56,000 at October 31, 1999 and $1,129,000 at April 30, 2000. International sales accounted for approximately 8.7% and 14.3% of the Company's net sales in fiscal 1999 and the 2000 second quarter, respectively. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

         INTEREST RATE RISK. Under the Company's Credit Agreement, its bank has agreed to provide the Company an unsecured revolving line of credit up to an aggregate of $5,000,000. At the Company's option, interest may be based on the London Interbank Offered Rate ("LIBOR") plus 2%, or at the bank's prime rate. At April 30, 2000, $4,833,000 was due to the bank under the bank line of credit. Any interest which may in the future become payable on the Company's bank line of credit will be based on variable interest rates and will therefore be affected by changes in market interest rates. The Company's $3,500,000 term loan with its bank has a fixed interest rate until December 31, 2001, after which time the rate becomes LIBOR plus 2.5%. Amounts due under the term loan after December 31, 2001 will also be affected by changes in market interest rates. In addition, the Company has fixed income investments consisting of cash equivalents, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio. The Company places its cash equivalents with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

                                    PART II.
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's 2000 Annual Meeting of Shareholders held on April 28, 2000 (the "Annual Meeting"), the Company's shareholders elected Bernard Weiss, Julie Heldman, Michael Prince, Daniel Warren, Maurice Buchsbaum and Joel Johnson to serve as directors of the Company until the next annual meeting and until their respective successors have been elected. Each of the directors were elected by a vote of 4,416,890 shares in favor of, and 1,250 shares against, the director. There were no broker non-votes at the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      Exhibits:

               Exhibit 15 Letter Regarding Unaudited Interim Financial Information.

               Exhibit 27    Financial Data Schedule.

      (b)      Reports on Form 8-K.

               None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 15, 2000                            SIGNATURE EYEWEAR, INC.


                                                By:  /S/ Michael Prince
                                                     -------------------------
                                                     Michael Prince
                                                     Chief Financial Officer


                                                     /S/ Michael Prince
                                                     -------------------------
                                                     Michael Prince
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)