Form 10-Q
period 2000-07-31
SIGNATURE EYEWEAR INC
filed 2000-09-20
CIK 1036292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 2000

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

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,056,889 shares issued and outstanding as of September 18, 2000.

                             SIGNATURE EYEWEAR, INC.
                               INDEX TO FORM 10-Q


PART I  FINANCIAL INFORMATION                                                                    PAGE
                                                                                                 ----

Item 1.        Financial Statements:

               Independent Accountant's Review Report..............................................3

               Balance Sheets as of July 31, 2000 (Unaudited) and October 31, 1999.................4

               Statements of Operations (Unaudited) for the Three Months and Nine Months Ended
                  July 31, 2000 and 1999...........................................................5

               Statements of Cash Flows (Unaudited) for the Nine Months Ended
                  July 31, 2000 and 1999...........................................................6

               Notes to Financial Statements.......................................................8

Item 2.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations......................................................10

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.........................21

PART II OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K...................................................23

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholders
Signature Eyewear, Inc.

We have reviewed the accompanying consolidated balance sheet of SIGNATURE EYEWEAR, INC. AND SUBSIDIARIES as of July 31, 2000 and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended July 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

The consolidated statements of operations and cash flows for the three-month and nine-month periods ended July 31, 1999 were not audited or reviewed by us and, accordingly, we do not express as opinion or any other form of assurance on them.


/S/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
September 7, 2000, except as to Note 3, which is dated as of September 18, 2000

                             SIGNATURE EYEWEAR, INC.
                                 BALANCE SHEETS

                                                                     July 31,         October 31,
     ASSETS                                                            2000              1999
                                                                 ---------------    --------------
                                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents.............................     $        27,764       $   463,023
     Accounts receivable, trade (net of allowance for
           doubtful accounts)..............................           13,523,877         6,550,057
     Inventories...........................................           19,611,100        16,636,474
     Income taxes refundable...............................            1,584,419           999,820
     Deferred tax asset....................................              516,000           392,000
     Prepaid expenses and other current assets.............            2,485,955         2,432,915
                                                                 ---------------    --------------

                                                                      37,749,115        27,474,289

Property and Equipment (net of accumulated
   depreciation and amortization)..........................            2,076,249         1,711,203
                                                                 ---------------    --------------
Other Assets:
     Goodwill and other intangibles (net of amortization)..            5,658,137         6,035,190
     Deferred tax asset....................................              927,319            36,000
     Deposits and other assets.............................              850,745           217,402
                                                                  --------------    --------------
                                                                       7,436,201         6,288,592
                                                                 ---------------    --------------

                                                                 $    47,261,565    $   35,474,084
                                                                 ===============    ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Checks issued in excess of deposits...................      $       306,828    $            0
     Accounts payable, trade...............................           13,575,373         6,285,490
     Notes Payable, bank...................................            8,900,000         1,750,000
     Current portion of long-term debt.....................            1,210,560           873,505
     Accrued distributor credits...........................              858,847         1,727,970
     Accrued expenses and other current liabilities........            3,218,119         1,696,701
                                                                 ---------------    --------------
                                                                      28,069,727        12,333,666

Long-term Debt.............................................            5,005,448         5,137,193
                                                                 --------------     --------------

Commitments and Contingencies..............................

Stockholders' Equity:
     Preferred stock.......................................                    0                 0
     Common stock (authorized 30,000,000 shares,
        $.001 par value, 5,056,889 and 5,082,389
        shares issued and outstanding at July 31, 2000
        and October 31, 1999)..............................                9,188             9,214
     Paid-in capital.......................................           14,363,990        14,441,996
     Retained earnings (accumulated deficit)...............             (186,788)        3,552,015
                                                                 ---------------    --------------
                                                                      14,186,390         18,003,225


                                                                 $    47,261,565    $   35,474,084
                                                                 ===============    ==============

         The accompanying notes are an integral part of this statement.

                             SIGNATURE EYEWEAR, INC.

                             STATEMENTS OF OPERATION
                                   (UNAUDITED)




                                     THREE MONTHS ENDED JULY 31,     NINE MONTHS ENDED JULY 31,
                                   ------------------------------  ------------------------------
                                        2000            1999            2000            1999
                                   --------------  --------------  --------------  --------------

Net Sales                          $   17,441,961  $   12,961,638   $  41,835,119     $33,995,899

Cost of Sales                           7,075,932       5,786,687      16,941,816      15,302,835
                                   --------------  -------------   -------------   -------------

Gross Profit                           10,366,029       7,174,951      24,893,303      18,693,064
                                   --------------  --------------  --------------  --------------

Operating Expenses:
      Selling                           6,858,007       3,188,108      16,511,304       9,277,797
      General and administrative        4,735,232       2,812,894      12,675,859       6,717,123
      Depreciation and amortization       278,829         214,596         890,811         531,431
                                   --------------  --------------  --------------  --------------
                                       11,872,068       6,215,598      30,077,974      16,526,351
                                   --------------  --------------  --------------  --------------

Income (Loss) from Operations          (1,506,039)        959,353      (5,184,671)      2,166,713
                                   --------------  --------------  --------------  --------------

Other Income (Expense):
      Interest, net                      (280,207)          6,072        (769,991)         72,700
      Sundry income                       (39,453)         11,757             543          17,969
                                   --------------  -------------   --------------  -------------
                                         (319,660)         17,829        (769,448)         90,669
                                   --------------  --------------  --------------  -------------

Income (Loss) before Income Taxes      (1,825,699)        977,182      (5,954,119)      2,257,382

Provision (Benefit) for
Income Taxes                             (808,132)        401,000      (2,215,316)        896,000
                                   --------------  --------------  --------------  --------------

Net Income (Loss)                  $  (1,017,567)  $      576,182  $   (3,738,803) $    1,361,382
                                   ==============  ==============  ==============  ==============

Earnings (Loss) Per Share, Basic
and Diluted:
      Earnings (Loss) per
      common share                 $        (0.20) $         0.11  $        (0.74) $         0.27
                                   ==============  ==============  ==============  ==============

      Weighted average number of
      common shares outstanding         5,056,889       5,084,689       5,059,588       5,092,079
                                   ==============  ==============  ==============  ==============


         The accompanying notes are an integral part of this statement.

                             SIGNATURE EYEWEAR, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED JULY 31,
                                                                 ---------------------------------
                                                                       2000              1999
                                                                 ---------------    --------------

Cash Flows from Operating Activities:
     Net income (Loss)                                           $    (3,738,803)   $    1,361,382
     Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
         Depreciation and amortization                                   890,811           531,431
         Provision for bad debts                                         106,130            34,812
         Deferred income taxes                                        (1,015,319)          (83,463)
         (Gain) Loss on sale of equipment                                 (1,989)            5,842
         Changes in assets -- (increase) decrease:
             Accounts receivable, trade                               (7,079,950)        (1,912,059)
             Inventories                                              (2,974,626)         (554,664)
             Income taxes refundable                                    (584,599)          186,481
             Prepaid expenses and other assets                            83,581          (396,616)
             Deposits and other assets                                    16,003                 0
         Changes in liabilities--increase (decrease):
             Accounts payable, trade                                   7,289,883         1,384,879
             Income taxes payable                                              0           630,383
             Accrued distributor credits                                (869,123)                0
             Accrued expenses and other current liabilities            1,521,418           560,702
                                                                 ---------------    --------------

     Net cash provided by (used in) operating activities              (6,356,583)        1,749,110
                                                                 ---------------    --------------

Cash Flows Used in Investing Activities:
     Purchases of property and equipment                                (828,115)         (665,020)
     Proceeds from sale of equipment                                      11,300            21,700
     Acquisition of business, net of cash acquired                             0        (1,310,771)
                                                                 ---------------    --------------

     Net cash used in investing activities                              (816,815)       (1,954,091)
                                                                 ---------------    --------------

Cash Flows from Financing Activities:
     Checks issued in excess of deposits                                 306,828                 0
     Borrowings on notes payable, bank                                11,570,833                 0
     Repayments on notes payable, bank                                (4,425,833)                0
     Borrowings on long-term debt                                              0           500,000
     Principal payments on long-term debt                               (814,764)           (9,750)
     Capital lease obligations                                           230,701                 0
     Principal payments on capital lease obligations                     (51,594)           (3,745)
     Repurchase of common stock                                          (78,032)         (154,310)
                                                                 ---------------    --------------

     Net cash provided by financing activities                        6,738,139            332,195
                                                                 ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (435,259)           127,214
                                                                 ---------------    --------------

Cash and Cash Equivalents, Beginning of Period                          463,023          4,256,655
                                                                 ---------------    --------------

Cash and Cash Equivalents, End of Period                         $        27,764    $    4,383,869
                                                                 ===============    ==============




                             SIGNATURE EYEWEAR, INC.

                       STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)



                                                                     NINE MONTHS ENDED JULY 31,
                                                                 ---------------------------------
                                                                       2000              1999
                                                                 ---------------    --------------

     Supplementary Disclosures of Cash Flow Information:
         Cash paid during the period for:
             Interest                                            $      782,649     $       46,963
                                                                 ===============    ==============


             Income taxes                                        $       201,350    $       91,502
                                                                 ===============    ==============


       Supplemental Schedule of Non Cash Investing and
         Financing Activity:
           Covenant not to compete and related obligation        $        60,000    $            0
                                                                 ===============    ==============

                Consulting obligation                            $       785,967    $            0


       Acquisitions:


       Fair value of assets acquired                             $             0    $    2,550,749

             Liabilities assumed                                 $             0    $    4,743,774

             Liabilities incurred                                $             0    $    1,601,091



         The accompanying notes are an integral part of this statement.

NOTE 1--UNAUDITED INTERIM FINANCIAL STATEMENTS

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

NOTE 2--BASIS OF PRESENTATION

A summary of significant accounting policies is as follows:

Income Taxes--The Company's effective income tax rate at July 31, 2000 and 1999 varies from the federal statutory tax rate of 34% principally due to state income taxes.

Earnings Per Share--Financial Accounting Standards No. 128 establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share is calculated as follows:

                                                    FOR THE THREE MONTHS ENDED JULY 31, 2000

                                                      NET LOSS        SHARES         PER-SHARE
                                                     (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                                    -------------   ----------      ----------
Basic and diluted EPS loss available
        to common stockholders                      $  (1,017,567)   5,056,889        $  (0.20)
                                                    =============    =========      ==========



                                                    FOR THE THREE MONTHS ENDED JULY 31, 2000

                                                      NET LOSS        SHARES         PER-SHARE
                                                     (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                                    -------------  -------------    ----------

Basic and diluted EPS loss available
        to common stockholders                       $ (3,738,803)   5,059,588        $ (0.74)
                                                     =============   =========       ===========

        For the three and nine months ended July 31, 2000, there was no difference between basic and diluted EPS. The outstanding warrants and options were not included in the computation of diluted EPS because the Company sustained a loss and their inclusion would be anti-dilutive. At July 31, 2000, the Company had outstanding warrants to purchase 330,000 shares of common stock at exercise prices ranging from $6.50 to $12.00 per share and options to purchase 666,000 shares of common stock at exercise prices ranging from $1.80 to $10.00 per share.

        For the three and nine months ended July 31, 1999, there was no difference between basic and diluted EPS. The outstanding warrants and options were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common stock during the three and nine months ended July 31, 2000. At July 31, 1999, the Company had outstanding warrants to purchase 180,000 shares at an exercise price of $12.00 per share and options to purchase 633,300 shares of common stock at exercise prices ranging from $4.00 to $10.00 per share.

NOTE 3--BANK LOANS

In June 2000 the Company restructured its existing debt with its commercial bank. Prior to the restructuring, the Company was indebted to its commercial bank under the terms of a Credit Agreement, as amended, which included a secured revolving credit loan, a term loan and unsecured note aggregating $8,900,000 which were due on June 15, 2000.

Under the restructuring, the Company entered into an new credit agreement with the same commercial lender providing for a credit facility aggregating up to $8,900,000 as follows: (i) a revolving credit loan in the amount of $5,000,000 bearing interest at the LIBOR interest rate plus 2.50% or the bank's prime rate;
(ii) a term loan in the amount of $3,500,000 bearing interest at 8.52% per annum; and (iii) a secured note in the amount of $400,000 bearing interest at the prime rate. This credit facility, as amended, is secured by substantially all of the assets of the Company and is due on September 30, 2000.

The credit facility includes certain covenants. The Company was not in compliance with some of these covenants as of July 31, 2000, but received a waiver of these covenant violations.

As of September 18, 2000, the Company is in the final negotiations for a credit facility with a finance company which would be used in part to pay off the existing bank credit facility. The loan would be in the amount of up to $12,500,000 and would be secured by substantially all of the assets of the Company. The maximum amount of the loan at any one time would be limited to (i) 75% of eligible accounts receivable (as defined) and accounts receivable collections for the preceding 60-day period, plus (ii) the lowest of 40% of the eligible inventory (as defined), 85% of the liquidation value of the inventory (as defined), or 100% of the amount available under the provision of (i), limited to $7,000,000 minus (iii) reserves established by the lender. The loan would bear interest at the prime rate plus .75% per annum, but not less than 8%, and would mature in September 2002. The Company believes that it will complete negotiation of the credit facility and sign the loan agreement by September 30, 2000.

NOTE 4--CONSULTING AGREEMENT

In June 2000 the Company entered into a noncancelable consulting agreement with an individual (the "Consultant") to provide consulting services regarding the distribution and sale of the Company's products. The consulting agreement terminates on the earlier of June 14, 2005 or the death of the Consultant. The consulting services are being paid in 60 equal monthly payments of $16,667, which commenced June 15, 2000. The total obligation of $1,000,000 has been discounted to a net present value of $785,967 at July 31, 2000.

NOTE 5--CAPITAL LEASES

In July 2000, the Company entered into two capital leases for computer equipment. The leases require 36 monthly payments of $7,244 and purchase option payments totaling $15,899. Aggregate future minimum lease payments at July 31, 2000 are as follows:

     2001                                                               $ 88,913
     2002                                                                 86,931
     2003                                                                 95,585
                                                                        --------
                                                                         271,429
     Less imputed interest thereon                                        45,214
                                                                        --------
                                                                        $226,215
                                                                        ========


NOTE 6--INCOME TAXES

The components of the income tax benefit for the three and nine months ended July 31, 2000 are as follows:

                                             3 months ended     9 months ended
                                              JULY 31, 2000       JULY 31, 2000
                                              -------------     ----------------
Net operating loss carryback .............       $         0        $ 1,251,674
Net operating loss carrryforward .........           420,524            635,319
Deferred income taxes ....................           403,000            412,000
Other ....................................           (15,392)           (83,677)
                                                 -----------        -----------
                                                 $   808,132        $ 2,215,316
                                                 ===========        ===========


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

OVERVIEW

        The Company derives revenues primarily through the sale of eyeglass frames under brand names pursuant to exclusive licenses (including Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, Nicole Miller Eyewear, Coach Eyewear and bebe eyes) and which the Company owns, including Dakota Smith Eyewear.

        The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 53.0% and 75.5% of the Company's net sales in the quarter ended July 31, 2000 (the "2000 third quarter") and the quarter ended July 31, 1999 (the "1999 third quarter"), respectively. Although the Company expects the Laura Ashley Eyewear and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future, the Company expects to continue to reduce its dependence on these two lines through increasing sales of other lines of eyewear in its product line.

        Before October 1, 1999, the Company distributed its products to independent optical retailers in the United States primarily through exclusive distributors. During the nine months ended July 31, 1999, sales through United States distributors accounted for approximately 37% of the Company's total net sales. Effective as of October 1, 1999, the Company terminated all but two of its 24 United States distributors and hired its own national direct sales force, which numbered 91 sales representatives at July 31, 2000. The Company made this conversion to stimulate sales growth by enabling the Company to work more closely with the sales representatives selling its products, who are dedicated to selling only the Company's products, and to require its sales representatives to implement the Company's marketing plans.

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

                                                  THREE MONTHS        NINE MONTHS
                                                 ENDED JULY 31,      ENDED JULY 31,
                                                ------------------ ------------------
                                                  2000      1999     2000      1999
                                                --------  -------- -------- ---------
Net Sales ...................................     100.0%    100.0%   100.0%    100.0%
Cost of sales ...............................      40.6      44.6     40.5      45.0
                                                  -----     -----    -----     -----
Gross profit ................................      59.4      55.4     59.5      55.0
                                                   -----     -----    -----     -----
Operating expenses:
   Selling ..................................      39.3      24.6     39.5      27.3
   General and administrative ...............      27.1      21.7     30.3      19.7
   Depreciation and amortization ............       1.6       1.7      2.1       1.6
                                                  -----     -----    -----     -----
        Total operating expenses ............      68.0      48.0     71.9      48.6
                                                  -----     -----    -----     -----
 Income (loss) from operations ..............      (8.6)      7.4    (12.4)      6.4
                                                  -----     -----    -----     -----
 Other income (expense), net ................      (1.8)      0.1     (1.8)      0.2
                                                  -----     -----    -----     -----
 Income (loss) before provision (benefit) for
 income taxes ...............................     (10.4)      7.5    (14.2)      6.6
                                                  -----     -----    -----     -----
 Provision (benefit) for income taxes .......      (4.6)      3.1     (5.3)      2.6
                                                  -----     -----    -----     -----
 Net income (loss) ..........................      (5.8)%     4.4%    (8.9)%     4.0%
                                                  =====     =====    =====     =====

        NET SALES. The following table sets forth, for the indicated periods, selected net sales data in thousands, as a percentage of net sales and as a percentage change in net sales from the 1999 to the 2000 periods:

                          THREE MONTHS ENDED JULY 31,               NINE MONTHS ENDED JULY 31,
                       -------------------------------------    --------------------------------------
                             2000           1999     CHANGE           2000              1999         CHANGE
                             ----           ----     ------           ----              ----         ------

Laura Ashley Eyewear   $ 4,726  27.1%   5,569  43.0% (15.1)%    $13,547   32.4%   $16,081    47.3%   (15.8)%
Eddie Bauer Eyewear      4,520  25.9%   4,212  32.5%    7.3%     11,396   27.2%    10,937    32.2%     4.2 %
Other (1)                8,196  47.0%   3,181  24.5%  157.7%     16,892   40.4%     6,978    20.5%   142.1 %
                        ------ -----  ------- -----             ------  ------    -------   -----
Total                  $17,442 100.0% $12,962 100.0%   34.6%    41,835  $100.0%   $33,996   100.0%    23.1 %
                        ====== =====  ======= =====             ======  ======    =======   =====

---------------
Includes net sales of other designer eyewear (Hart Schaffner & Marx, Dakota Smith, Nicole Miller, Coach, bebe and Eddie Bauer Performance Sunwear), private label frames, USA Optical and Optical Surplus, and other miscellaneous products.

        Net sales were $4,480,000 greater in the 2000 third quarter compared to the 1999 third quarter and $7,839,000 million greater in the 2000 nine months compared to the 1999 nine months. These sales increases were primarily the result of an increase in per unit sales price due to the change in distribution strategy from distributors to direct sales and to the launch of Coach Eyewear, bebe Eyewear and Eddie Bauer Performance Sunwear. Direct sales and domestic distributor sales constituted 47.6% and 1.9%, respectively, of net sales in the 2000 third quarter as compared to 7.8% and 39.2%, respectively, in the 1999 third quarter, and 47.4% and 2.0%, respectively, of net sales in the 2000 nine months as compared to 7.6% and 37.7%, respectively, in the 1999 nine months.

        International sales increased to 9.2% and 11.0% of net sales in the three and nine months ended July 31, 2000 as compared to 5.8% and 7.8% of net sales in the comparable periods of 1999. This was due primarily to expanded international sales efforts resulting from adding a European sales office and warehouse as part of the acquisition of California Design Studios, Inc. ("CDS") in the third fiscal quarter of 1999.

        Domestic unit sales were lower in the 2000 periods compared to the 1999 periods. This was due primarily to a decrease in unit sales to independent optical retailers, as the Company's direct sales force has not generated sales comparable to those previously generated by its distributors. The Company's direct sales have also been adversely affected by logistical problems in its warehouse and continuing problems with its new computer systems.

        GROSS PROFIT. Gross profit increased from $7,175,000 in the 1999 third quarter to $10,366,000 for the 2000 third quarter and from $18,693,000 in the 1999 nine months to $24,893,000 for the 2000 nine months. These increases were due principally to the increase in net sales associated with direct sales.

        The Company's gross margin increased in the 2000 periods from the 1999 periods as a result of selling directly rather than through distributors. The Company's gross margin was adversely affected during the 2000 periods because of its total net sales during the 2000 periods, a lower percentage consisted of sales to independent optical retailers, which historically are at higher margins than sales to optical retail chains.

        OPERATING EXPENSES. Operating expenses increased from $6,216,000 in the 1999 third quarter to $11,872,000 in the 2000 third quarter due to an increase of $3,670,000 in selling expenses, an increase of $1,922,000 in general and administrative expenses and an increase of $64,000 in depreciation and amortization expenses. Selling expenses increased due to commissions paid in connection with direct sales, additional convention expenses incurred in connection with the launch of new licenses and increased freight costs. General and administrative expenses for the 2000 third quarter increased primarily as a result of $1,172,000 in additional compensation and other expenses related to the Company hiring additional mid-level managers and other personnel to prepare for the Company's planned expansion and $437,000 due to the upgrade of the Company's warehouse and operating systems. The increase in depreciation and amortization expense was due primarily to amortization of goodwill and the covenant not to compete recorded in the Acquisition of CDS.

        Operating expenses increased from $16,526,000 in the 1999 nine months to $30,078,000 in the 2000 nine months due to an increase of $7,234,000 in selling expenses, and an increase of $5,959,000 in general and administrative expenses and $359,000 in depreciation and amortization expenses. Selling expenses increased due to commissions paid in connection with direct sales, additional convention expenses incurred in connection with the launch of new licenses and increased freight costs. General and administrative expenses for the 2000 nine months increased primarily as a result of $3,634,000 in additional compensation and other expenses related to the Company hiring additional mid-level managers and other personnel to prepare for the Company's planned expansion and $1,056,000 due to the upgrade of the Company's warehouse and operating systems. The increase in depreciation and amortization expense was due primarily to amortization of goodwill and the covenant not to compete recorded in the acquisition of CDS.

        NET OTHER INCOME (EXPENSE). Net other expense in the 2000 third quarter and the 2000 nine months of $320,000 and $769,000, respectively, represents mainly interest expense resulting from higher levels of borrowing. Net other income in the 1999 third quarter and the 1999 nine months of $18,000 and $91,000, respectively, relates primarily to interest income.

        PROVISION (BENEFIT) FOR INCOME TAXES. The Company's income tax benefit was $808,000 and $2,215,000, for the 2000 third quarter and 2000 nine months, respectively, compared with a tax provision of $401,000 and $896,000 for the 1999 third quarter and 1999 nine months, respectively. The changes in income taxes reflect the changes in pretax income (loss).

        NET INCOME (LOSS). Net income was $576,000 in the 1999 third quarter and net loss was $1,018,000 in the 2000 third quarter. Net income was $1,361,000 in the 1999 nine months and net loss was $3,739,000 in the 2000 nine months.

LIQUIDITY AND CAPITAL RESOURCES

        In June 2000 the Company restructured its credit facility with its commercial bank. In the restructuring, the Company entered into an new credit agreement with the same commercial bank which provides for a credit facility aggregating up to $8,900,000 (the same aggregate amount as under the prior facility), as follows: (i) a revolving credit loan in the amount of $5,000,000 bearing interest at the LIBOR interest rate plus 2.50% or the bank's prime rate;
(ii) a term loan in the amount of $3,500,000 bearing interest at 8.52% per annum; and (iii) a secured note in the amount of $400,000 bearing interest at the prime rate. This credit facility, as amended, is secured by substantially all of the assets of the Company and is due on September 30, 2000. The credit facility includes certain covenants. The Company was not in compliance with some of these covenants as of July 31, 2000, but received a waiver of these covenant violations.

        The Company is in the final stages of negotiations for a credit facility with a finance company which would be used in part to pay off the existing bank credit facility. The loan would be in the amount of up to $12,500,000, with available credit limited to (i) 75% of eligible accounts receivable (as defined) and accounts receivable collections for the preceding 60-day period, plus (ii) the lowest of 40% of the eligible inventory (as defined), 85% of the liquidation value of the inventory (as defined), or 100% of the amount available under the provision of (i), limited to $7,000,000 minus (iii) reserves established by the lender. The loan would be secured by substantially all of the assets of the Company, would bear interest at the prime rate plus .75% per annum, but not less than 8%, and would mature in September 2002. While the Company believes that it will complete negotiation of the credit facility and sign the loan agreement by September 30, 2000, no assurance can be given that such actions will be completed by that date or at all.

        If the Company does not complete a new credit facility by September 30, 2000, it will seek an extension of the maturity date of the existing credit facility. No assurance can be given that the bank would agree to an extension.

        The Company's accounts receivable and inventories increased from $6.6 million and $16.6 million at October 31, 2000 to $13.5 million and $19.6 million, respectively, at July 31, 2000 as a result of the Company's increasing sales and expanding product lines. A significant portion of this growth was funded by an increase in accounts payable from $6.3 million at October 31, 1999 to $13.6 million at July 31, 2000 and bank loans from $2.0 million at October 31, 1999 to $8.9 million at July 31, 2000.

        Of the Company's accounts payable at July 31, 2000, $3,745,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held $821,000 in foreign currency forward commitments at July 31, 2000.

        While during the nine months ended July 31, 2000 the Company had a significant increase in working capital, its cash position has diminished. In order to generate cash, in the near term the Company intends to reduce inventories and attempt to accelerate collection of accounts receivable. The Company has also implemented staff reductions, principally in commissioned sales, international and advertising personnel, which reductions will impact operating costs commencing in the fourth quarter of fiscal 2000.

        The Company's cash requirements will depend on, among other things, its sales levels and corresponding increase or reduction in accounts receivable and inventories. Assuming it can make the intended reductions in inventory and accounts receivable and it maintains a credit facility (either with its existing or a new lender) at least at current levels, based on current operating levels the Company believes that cash generated from operations, borrowings under the credit facility and credit from its suppliers will be sufficient to fund its working capital requirements in the short term. If the Company determines that cash from operations will not be sufficient to fund its operations, it will seek additional financing and/or implement additional cost-cutting measures.

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

        MATURITY OF EXISTING BANK CREDIT FACILITY

        This Company's existing $8.9 million credit facility with its commercial bank, which is secured by substantially all of the assets of the Company, matures on September 30, 2000. The Company is in the final stages of negotiations for a credit facility with a finance company which would be used in part to pay off the existing bank credit facility. If the Company does not complete the new credit facility by September 30, 2000, it will seek an extension of the maturity date of the existing credit facility. No assurance can be given that the bank would agree to an extension.

        POSSIBLE NEED FOR ADDITIONAL FINANCING

        While during the nine months ended July 31, 2000 the Company had a significant increase in working capital, its cash position has diminished. In order to generate cash, in the near term the Company intends to reduce inventories and attempt to accelerate collection of accounts receivable. The Company has also implemented staff reductions, principally in commissioned sales, international and advertising personnel, which reductions will impact operating costs commencing in the fourth quarter of fiscal 2000.

        The Company's cash requirements will depend on, among other things, its sales levels and corresponding increase or reduction in accounts receivable and inventories. Assuming it can make the intended reductions in inventory and accounts receivable and it maintains a credit facility (either with its existing or a new lender) at least at current levels, based on current operating levels the Company believes that cash generated from operations, borrowings under the credit facility and credit from its suppliers will be sufficient to fund its working capital requirements in the short term. If the Company determines that cash from operations will not be sufficient to fund its operations, it will seek additional financing and/or implement additional cost-cutting measures.

        CONVERSION TO DIRECT SALES FORCE

        Historically, the Company distributed its eyeglass frames to independent optical retailers in the United States (other than California and Arizona) through distributors. Sales through domestic distributors accounted for approximately 37% of the Company's total net sales during the nine months ended July 31, 1999. Effective October 1, 1999, the Company replaced all but two of its 24 domestic distributors with its own direct national sales force. The Company's conversion to a direct sales force results in both an increase in the sales price the Company receives for products previously sold through distributors and an increase in the selling expenses associated with the sale of these products. Unit sales prices to optical retailers are 60% to 70% greater than sales prices to distributors. In addition, based on the same number of unit sales as in prior periods, the Company anticipates that its selling expenses will increase as a percentage of net sales, primarily as a result of commissions payable to sales representatives. The Company believes it must expand its domestic direct sales force to approximately 130 sales representatives to generate unit sales volumes commensurate with unit sales volumes through its prior distributor network and the increased volume due to the introduction of new product lines in fiscal 2000. At July 31, 2000, the Company had 91 sales representatives. The Company has been unable to expand its direct sales force to the desired number within the time periods originally contemplated. While the Company is aggressively seeking qualified sales representatives, no assurance can be given as to when, if ever, the

Company will be able to employ those additional representatives or that the number of representatives will generate the unit sales volumes which could have been generated through its distributor network.

        There can be no assurance that the Company will be successful in making the transition to a national direct sales force. Failure to do so could have a material adverse impact on the Company's business, operating results and financial condition.

        SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY AND EDDIE BAUER LICENSES

        Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 77%, 75% and 53% of the Company's net sales in fiscal 1998, fiscal 1999 and the 2000 third quarter, respectively. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of COACH Eyewear, Nicole Miller Eyewear, Dakota Smith Eyewear and bebe eyes, as well as its own house brands, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Company markets Laura Ashley Eyewear through an exclusive license which terminates in 2001, but may be renewed by the Company at least through April 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2002, but may be renewed by the Company at least through 2008 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

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

        LIMITATIONS ON ABILITY TO DISTRIBUTE OTHER BRAND-NAME EYEGLASS FRAMES

        Certain of the Company's licenses limits the Company's right to market and sell products with competing brand names. The Laura Ashley license prohibits the Company from selling any range of designer eyewear that is similar to Laura Ashley Eyewear in price and any of style, market position and market segment. The Eddie Bauer license, the COACH license and the bebe license prohibit the Company from entering into license agreements with companies which Eddie Bauer, COACH and bebe, respectively, believe are its direct competitors. The Hart Schaffner & Marx license prohibits the Company from marketing and selling another men's brand of eyeglass frames under a well-known fashion name with a wholesale price in excess of $40. The Company expects that each future license it obtains may contain some limitations on competition within market segments. The Company's growth, therefore, will be limited to capitalizing on its existing licenses in the prescription eyeglass market, introducing eyeglass frames in other segments of the prescription eyeglass market, and manufacturing and distributing products other than prescription eyeglass frames such as sunglasses. In addition, there can be no assurance that disagreements will not arise between the Company and its licensors regarding whether certain brand-name lines would be prohibited by their respective license agreements. Disagreements with licensors could adversely affect sales of the Company's existing eyeglass frames or prevent the Company from introducing new eyewear products in market segments the Company believes are not being served by its existing products.

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

        INTERNATIONAL SALES

        International sales accounted for approximately 8.4%, 8.7% and 9.2% of the Company's net sales in fiscal 1998, fiscal 1999 and the 2000 third quarter, respectively. These sales were primarily in England, Canada, Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

        PRODUCT RETURNS

        The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for fiscal 1998, fiscal 1999 and the 2000 third quarter amounted to 14%, 19% and 19% of gross sales (sales before returns), excluding distributor returns of $4.4 million in fiscal 1999 in connection with the Company's decision to terminate its relationship with domestic distributors, respectively. The Company anticipates that it will likely experience returns at a rate significantly exceeding its historical levels, due to the Company's decision to sell directly to United States independent optical retailers, rather than through distributors. The Company maintains reserves for product returns which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves could have a material adverse impact on the Company's business, operating results and financial condition.

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

        FOREIGN CURRENCY RISKS. During fiscal 1999, a maximum of $2,700,000 and a minimum of $469,000 of the Company's accounts payable were payable in foreign currency. During the 2000 third quarter, a maximum of $5,292,000 and a minimum of $1,841,000 of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $56,000 at October 31, 1999 and $821,000 at July 31, 2000. International sales accounted for approximately 8.7% and 9.2% of the Company's net sales in fiscal 1999 and the 2000 third quarter, respectively. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

        INTEREST RATE RISK. The Company's credit facility, which matures on September 30, 2000, includes: (i) a revolving credit loan in the amount of $5,000,000 bearing interest at the LIBOR interest rate plus 2.50% or the bank's prime rate; (ii) a term loan in the amount of $3,500,000 bearing interest at 8.52% per annum; and (iii) a secured note in the amount of $400,000 bearing interest at the prime rate. As of September 18, 2000, the Company is in the final negotiations for a credit facility with a finance company which would be used in part to pay off the existing bank credit facility. This credit facility would bear interest at a variable rate of the prime rate plus .75%. Any interest which may in the future become payable on the Company's credit facility which has a variable interest rate will therefore be affected by changes in market interest rates.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits:

               Exhibit 15    Letter re: Unaudited Interim Financial Information.

               Exhibit 27    Financial Data Schedule.

        (b)    Reports on Form 8-K.

               None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 19, 2000                 SIGNATURE EYEWEAR, INC.


                                          By:  /S/ MICHAEL PRINCE
                                               -----------------------------
                                               Michael Prince
                                               Chief Financial Officer


                                               /S/ MICHAEL PRINCE
                                               -----------------------------
                                               Michael Prince
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)