Form 10-K
period 2000-10-31
SIGNATURE EYEWEAR INC
filed 2001-06-15
CIK 1036292

                                                        DRAFT DATED MAY 16, 2001


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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ________________.

                         COMMISSION FILE NUMBER: 0-23001


                             SIGNATURE EYEWEAR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            CALIFORNIA                                  95-3876317
 (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

       498 NORTH OAK STREET                                 90302
      INGLEWOOD, CALIFORNIA
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 330-2700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON
                                                 WHICH REGISTERED
                                                       NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     On June 12, 2001, the Registrant had 5,083,989 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 2,532,868 shares of Common Stock held by non-affiliates of the Registrant as of June 12, 2001 was $1,899,651.

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

ITEM 1--BUSINESS

GENERAL

     Signature Eyewear, Inc. and its subsidiaries ("Signature" or the "Company") design, market and distribute prescription eyeglass frames and sunglasses, primarily under exclusive licenses for Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, Nicole Miller Eyewear and bebe eyes, as well as its proprietary brands, including Dakota Smith, Camelot and the Signature line. The Company attributes its success to its brand-name development process, high quality, creative frame designs and its innovative sales programs. The Company's brand-name development process includes identifying a market niche, obtaining the rights to a carefully selected brand name, producing a comprehensive marketing plan, developing unique in-store displays and creating innovative sales and merchandising programs for independent optical retailers and retail chains.

     The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Frames in the Laura Ashley Eyewear line are feminine and classic, and are positioned in the medium to mid-high price range. The Eddie Bauer Eyewear collection offers men's and women's styles, and is positioned in the medium-price segment of the brand-name prescription eyewear market. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 77%, 75% and 60% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

     To promote sales, Signature produces "turnkey" marketing, merchandising and sales promotion programs, and provides innovative loyalty programs benefiting the Company and its participating retailers. Under the loyalty programs, each participating retailer agrees to purchase a specified quantity of frames of new styles released during the program period, although the participant may cancel at any time. These "automatic" sales programs have facilitated the widespread placement of new styles in optical retail stores. The Company estimates that over 15% of the independent optical retailers in the United States participated in one or more of the Company's Loyalty Programs in fiscal 2000.

     The Company distributes its products (1) to independent optical retailers in the United States, primarily through its national direct sales force and independent sales representatives, (2) internationally, primarily through exclusive distributors in foreign countries and a direct sales force in Western Europe; (3) through its own account managers to major optical retail chains, including EyeCare Centers of America, Cole Vision Corp. and its subsidiary Pearle Vision, LensCrafters and U.S. Vision; (4) through selected distributors in the United States; and (5) through telemarketing.

INDUSTRY OVERVIEW (1)

     The Optical Market. After several years of steady growth in the 1990s, optical retail sales in the United States have slowed in the last three years. Retail sales of all eyewear products - including contact lenses, sunglasses, clip-ons, lenses, lens treatments, and prescription frames - totaled $16.5 billion in 2000, an increase of 3% over $16.0 billion in 1999, and 5% over $15.7 billion in 1998.

     Correspondingly, the frame segment of the optical market has slowed, as well: frames sales in 2000 reached $5.5 billion in 2000, up 3% from $5.3 billion in 1999. Average retail prices for frames rose slightly in 2000 to $84.00 from $83.59 in 1999, while average sunwear prices rose to $82.47 from $80.42 in 1999. Despite this increase in average retail frame prices, the frame category's share of the optical sales remained flat at 33.3%

     Despite slowing growth, the number of potential eyewear customers remains large. Approximately 164 million out of a total United States population of 272 million required some type of vision correction in 1999. Out of these 164 million people, 86 million people purchased eyewear in 1999 - about 31.7% of the total population.

     Additionally, more than 93% of people over the age of 45 need corrective eyewear, many due to presbyopia, a condition which makes it difficult to focus on nearby objects such as small newspaper print. The table below demonstrates how the number of people needing vision correction increases with age.


           AGE BREAKDOWN OF U.S. POPULATION NEEDING VISION CORRECTION


                                                AGE GROUP OF
                                                PURCHASERS AS
                              1999                % OF TOTAL            % OF AGE GROUP
                           POPULATION           PURCHASERS OF           NEEDING VISION
     AGE                  (IN MILLIONS)        VISION CORRECTION          CORRECTION
----------------        ----------------       -----------------        ---------------
     0-14                   58.8                       5.7%                 16.5%
     15-24                  37.5                       9.3                  41.2
     25-44                  82.5                      32.2                  62.7
     45-64                  59.1                      33.4                  93.4
   65 and up                34.5                      19.4                  93.5
                         --------                   ------
     Total                 272.4                     100.0%
                         ========                   ======


(1) Unless otherwise noted, all the data in this Industry Overview section relates to the eyewear market in the United States. The source for this data is the 2000 U.S. Optical Industry Handbook published by Jobson Publishing Corporation in March, 2000.

     The average age of the United States population is expected to increase over the next 25 years, due to the aging of the "baby-boomers" born between 1946 and 1964. As more of the baby-boomers exceed age 45, the Company believes more people will have vision impairment, and sales of corrective eyewear should increase.

     Perhaps the key factor contributing to growth in the frame and sunglass market is recognizing the increasing sophistication of the consumer. Until the mid-1970s, eyeglass frames were viewed as medical implements, which were "dispensed" but never "sold." Because styling was not emphasized, successful frames often remained popular for years, and sometimes for decades. In the mid-1970s, experts from other industries introduced designer names and consumer advertising to the optical industry, as well as sweeping design changes. These changes resulted in increased consumer demand for the new products. Today, eyewear is a true fashion accessory that wearers expect to coordinate with and enhance their wardrobes and lifestyles. It is the only medical device with such style status. The Company believes that recognizing this sophistication and style status is key to competing successfully in the frame market.

     Alternative Vision Correction Methods. Currently, there are two methods of correcting vision impairment which compete with prescription eyeglasses: contact lenses and surgery. Although retail sales of contact lenses remained flat from 1995 ($1.9 billion) through 2000 ($2.0 billion), their sales as a percentage of total retail sales decreased from 13.5% in 1995 to 12.3% in 2000. The Company believes that sales of contact lenses do not currently materially threaten eyeglass frame sales because many people who wear contact lenses need a pair of eyeglasses for night time and for the days when they decide not to wear their contact lenses.

     A number of surgical techniques have been developed to correct vision problems such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Vision correction surgery by laser has recently become increasingly popular, with nearly 1 million procedures performed in the U.S. in 1999, and an estimated 1.5 million in 2000. While the Company does not believe that these techniques will materially and adversely affect sales of prescription eyewear in the near future, it cannot predict the long-term competitive impact of these techniques. The Company believes that a number of people who have had successful eye surgery may still need some form of corrective eyeglasses, and others may need eyeglasses at a later date due to the onset of presbyopia. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Results--Availability of Vision Correction Alternatives."

     Optical Retail Outlets. Optical retailers consist of optometrists, opticians and ophthalmologists. There are three main types of optical retailers:
(1) independents, with one or two stores, (2) optical chains, including national optical retailers such as LensCrafters, Cole Vision Corp. and its subsidiary Pearle Vision, and EyeCare Centers of America; and (3) optical departments within major mass merchandisers, including Wal-Mart and Costco. In 2000, independent optical retailers had a 59.8% market share, national optical chain retailers had a 33% market share, and mass merchandisers had a 5% market share. The remaining 2.2% market share went to managed care organizations such as Kaiser Permanente.

2001 STRATEGY

     In fiscal 2000, the Company suffered a material operating loss, causing a significant deterioration in its financial condition. In addition, during the latter part of the year and thereafter, the Company has had a lack of liquidity. The Company will employ a "turnaround" strategy in 2001 designed to return it to profitability and to increase working capital. This strategy will encompass the following activities:

     Refinance Credit Facility. The Company will attempt to refinance its existing credit facility. It is currently operating under a forbearance agreement with its commercial bank which expires August 31, 2001. See "Management's Discussion Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources." The Company has received a written proposal from a new lender to refinance the credit facility with a two-year revolving line of credit for up to $13.5 million. The line of credit would be secured by the assets of the Company with availability tied to eligible accounts receivable and inventory. Closing of the line of credit is subject to satisfy to completion of due diligence and other conditions. No assurance can be given that the Company will obtain this or any other facility to refinance its existing bank credit facility.

     Negotiate Discounts and Payment Plans with Vendors. The Company will attempt to negotiate discounts and/or extended payment plans and improved terms with its vendors and other obligees. In the first quarter of fiscal 2001, the Company negotiated over $400,000 of discounts of outstanding accounts payable and entered in extended payment programs with more than 20 vendors.

     Increase Gross Profit. To increase its gross profit, the Company has increased prices of most of its frames, will attempt to negotiate lower prices and will use lower cost manufacturers to the extent the Company believes such manufacturers can meet the Company's quality requirements.

     Reduce Inventory and Increase Inventory Turnover Rates. The Company will attempt to reduce its inventory to improve its cash position and will attempt to improve inventory turnover by better matching frame purchases with customer orders. The Company also intends to maintain a lower on-hand number of days of selected frames, cases and point-of-purchase materials. The reduction of inventory may adversely affect the Company's gross profit margin if it sells inventory at lower prices.

     Staff Reductions. The Company has decreased the number of full-time employees from a high of 288 in fiscal 2000 to 204 at February 28, 2001 and has also decreased its use of temporary employees.

     Improve Performance of Direct Sales Force. The Company will attempt to improve the performance of its direct sales force by reducing the sales representatives' guaranteed draws and commission structure. The Company has also terminated a number of less productive sales representatives since the end of the fiscal year.

     Reduce Selling Expenses. The Company will reduce its selling expenses by reducing trade and consumer advertising programs, promotional expenses and trade show participation. The Company will spend the amounts necessary to comply with any promotional expenditure requirements under its brand licenses.

     Reduce Overhead Expenses. The Company will attempt to reduce overhead by subleasing excess space and eliminating sales support offices. The Company subleased approximately 42,000 square feet of space from December 2000 through March 2001.

     Improve Accounts Receivable Collections. The Company will attempt to shorten the time period for collecting accounts receivable by tightening its credit policy, reducing credit terms to retailers and reducing the number of retailer programs with extended credit terms.

     Reduce Number of Brand Name Lines. In order to concentrate its resources, the Company will have fewer brand name lines in 2001 due to the termination of the Coach Eyewear line in December 2000.

     No assurance can be given the Company will be able to successfully implement any or all of the components of its turnaround strategy, that it will return to profitability or will be able to refinance its credit facility.

BRAND DEVELOPMENT

     The Company attributes its success to its brand-name development process, its frame designs, and its innovative sales techniques, he Company's brand-name development process includes identifying a market niche, obtaining the rights to a carefully selected brand name, producing a comprehensive marketing plan, designing frames consistent with each brand image, developing unique in-store displays, and creating innovative sales and merchandising programs for independent optical retailers and retail chains.

     Identifying a Market Niche and Obtaining the Rights to a Brand Name. Signature's brand-name development process begins with identifying an eyewear market niche. The Company characterizes a market niche by referring to the target customer's gender and age (e.g., adult, child, teenage), the niche's general image and styling (e.g., feminine, masculine, casual), its price range, and the applicable channels of distribution. Once the Company chooses a market niche, a brand name is identified which the Company believes will appeal to the target customer in that niche. The Company believes that for a brand name to have the potential for widespread sales in the optical industry, the name must have strong, positive consumer awareness, a distinctive personality and an image of enduring quality. Brands that are aimed at narrower niches can also have optical industry impact (albeit smaller), so long as consumer awareness exists within the targeted niche. The Company's existing license agreements contain terms limiting the ability of the Company to market competing brand names. See
Item 7--"Management's Discussion and Analysis of Results of Operation and Financial Conditions--Factors That May Affect Future Results-Limitations on Ability to Distribute Other Brand-Name Eyeglass Frames."

     After the Company has determined that a targeted brand name is available, the Company develops (1) an in-depth understanding of the potential licensor's market position, (2) innovative strategies for extending the brand's image to the eyewear market, (3) preliminary plans for merchandising, advertising and sales promotion, and (4) broad concepts for frame design. Once the Company has acquired an exclusive eyewear license for a brand name, it develops detailed concepts for frame designs, establishes the brand's identity within the optical industry, and sets forth the first year's merchandising, advertising and sales promotion plans.

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

     The Company's metal frames generally require over 200 production steps to manufacture, including hand soldering of bridges, fronts and endpieces. Many of the Company's metal frames take advantage of modem technical advances, such as thinner spring hinges (which flex outward and spring back) and lighter metal alloys, both of which permit the manufacture of frames which are thinner and lighter while retaining strength. The Company also takes advantage of technical advances in plastic frames, such as laminated plastics that are layered in opposing or complementary colors, and extra-strong plastics that can be cut super thin.

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

     Loyalty Programs. The Company attributes a significant portion of its success with independent optical retailers in the United States to its loyalty programs. The Company's loyalty programs benefit the Company through the automatic sales and the reorders they generate, and benefit participating optical retailers through early access to new styles, program-ending gifts and from special in-store merchandising. Each domestic loyalty partner agrees to automatically purchase or display between 30 and 200 Company frames depending on the partner's desired participation level. There is no minimum term, and a partner may terminate participation at any time. At October 31, 2000, the Company's loyalty programs had approximately 4,000 domestic and approximately 500 international partners. The Company estimates that over 15% of the independent optical retailers in the United States participated in one or more of the Company's 2000 loyalty programs.

PRODUCTS

     The Company's principal products during fiscal 2000 were eyeglass frames sold under the brand names Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, Nicole Miller Eyewear, bebe eyes, Coach Eyewear, Dakota Smith Eyewear, Camelot and Signature.

     The following table provides certain information about the market segments, introduction dates and approximate retail prices of the Company`s products.


                                                                                                    APPROXIMATE RETAIL
            BRAND NAME/SEGMENT                 CUSTOMER GENDER/AGE        INTRODUCTION DATE             PRICES(1)
            ------------------                 -------------------        -----------------         ------------------

Licensed Brands

   bebe eyes..........................                Women                    May 2000
      Prescription....................                                                                     $90-$125
      Sunwear.........................                                                                     $60-$ 75

   COACH Eyewear (2)..................               Unisex                   April 2000
      Prescription....................                                                                     $170-$215
      Sunwear.........................                                                                     $120-$180

   Eddie Bauer........................              Men/Women
      Prescription....................                                            1998                     $100- 135
      Performance Sunwear with Oakley's
      patented Lenses.................                                        Spring 2000                  $ 90-140

   Hart Schaffner & Marx..............                 Men                        1996                     $125-170


                                                                                                    APPROXIMATE RETAIL
            BRAND NAME/SEGMENT                 CUSTOMER GENDER/AGE        INTRODUCTION DATE             PRICES(1)
            ------------------                 -------------------        -----------------         ------------------

   Laura Ashley
      Prescription....................                Women                      1992                   $125 - 180
      Sunwear.........................                Women                      1993                   $ 90 - 100
      Petites.........................             Girls/Women                   1993                   $ 80- 125

   Nicole Miller (3)..................                Women
      Prescription....................                                           1993                   $90-$138
      Sunwear.........................                                           1993                   $75-$95

House Brands

   Camelot............................              Men/Women                    1986                   $70-$130
                                                     Unisex                      1987                   $70-$130
                                                   Boys/Girls                    1987                   $60-$90

   Dakota Smith (3)
      Prescription....................               Unisex                      1992                   $90-$125
      Sunwear.........................               Unisex                      1992                   $80-$100

   Signature Collection
      Brand X.........................               Unisex                      2000                   $85-$95
      Bravado.........................                 Men                       1999                   $80-$90
      Intuition.......................                Women                      1999                   $80-$90
      Lifescape.......................                Women                      1999                   $60-$70
      Open Road.......................               Unisex                      2000                   $80-$90
      Search..........................               Unisex                      1999                   $80-$140
      Small Print.....................              Men/Women                    2000                    $80-$90


(1)  Retail prices are established by retailers, not the Company.

(2)  The Company's license with Coach Eyewear terminated in December 2000.

(3) Obtained by the Company in June 1999 in connection with its acquisition of California Design Studio, Inc.

     Laura Ashley Eyewear

     The Company's first major eyewear line, and still its largest, is Laura Ashley Eyewear, which was introduced in 1992. With net sales of $16.0 million in fiscal 2000, The Laura Ashley Eyewear Collection remains one of the leading women's brand-name collections in the United States.

     Like Laura Ashley clothing and home furnishings, Laura Ashley Eyewear has been designed to be feminine and classic, and fashionable without being trendy. The hallmark of Laura Ashley Eyewear is its attention to detail, and the collection is known for its unique designs on the styles' temples, fronts and end pieces. The collection's new strategy will be to extend its product selection to reach a broader audience within the feminine eyewear niche. This is accomplished by segmenting the collection into four distinct product areas. The "Laura Ashley Traditional Collection" is the truest interpretation of the Laura Ashley brand. The "City Collection" is more fashion-forward, aimed at a slightly younger women's market. The "Laura Ashley Petite Collection" come in smaller sizes, and is aimed to reach women and girls with smaller faces, regardless of age. Finally, the "Laura Ashley Sunwear Collection" offers sunwear styles with distinctive Laura Ashley feminine detailing.

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

     The Company has the exclusive right to market and sell Laura Ashley Eyewear through a license with Laura Ashley entered into in May 1991. The license covers a specified territory including the United States, Canada, the United Kingdom, Australia, New Zealand, Colombia, France, Belgium, Germany, Japan and the Netherlands. The Company also has a right of first refusal to distribute Laura Ashley Eyewear in Mexico and all other European countries. The Laura Ashley license is automatically renewed annually so long as the Company is not in breach of the license agreement and generates the required amount of minimum net sales. Laura Ashley may terminate the license before its term expires under certain circumstances, including if a material breach of the license agreement by the Company or if the management or control of the Company passes from Bernard Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable.

     Eddie Bauer Eyewear

     The Eddie Bauer Eyewear collection includes men's and women's prescription eyewear styles that are designed to capture the Eddie Bauer casual lifestyle, offering versatility and comfort with unsurpassed quality. Eddie Bauer Eyewear's frame designs will evolve to meet the personality of today's Eddie Bauer customer, with frames that are appropriate for life's everyday experiences - not just casual weekends. The style assortment remains broad in its appeal by expressing many facets of the Eddie Bauer lifestyle. It is the intent to design product for every Eddie Bauer customer. Several newer Eddie Bauer Eyewear styles have been produced using high-density plastics as well as titanium, a lightweight, extremely strong and long-lasting metal.

     Along with its marketing, merchandising and sales promotion programs, the Company has designed point-of-sale graphic displays that are also inspired by Eddie Bauer's casual lifestyle image and use the same models shown in Eddie Bauer catalogs to bring the Eddie Bauer image into retail optical stores. In keeping with Eddie Bauer's commitment to value, the collection consists of medium priced frames. Although there are now several competitor eyewear brands competing in this niche - including Hush Puppies, Nautica, Timberland, Woolrich, Ocean Pacific, and Sperry - Eddie Bauer Eyewear is considered to be one of the leading eyewear collections in the casual niche.

     The Company has the exclusive worldwide right to market and sell Eddie Bauer Eyewear through a license agreement with Eddie Bauer entered into in June 1997. Without the prior written consent of Eddie Bauer, however, the Company may market and sell Eddie Bauer Eyewear only in the United States and in the other countries specified in the license agreement, most notably Japan, the United Kingdom, Germany, France, Australia and New Zealand. The license agreement terminates in December 2002, but the Company may renew it for two three-year terms, provided the Company meets certain minimum net sales and royalty requirements and is not in material default. Eddie Bauer may terminate the license before the expiration of its term under certain circumstances, including if (1) a person or entity acquires more than 30% of the Company's outstanding voting securities, and thereby becomes the largest shareholder and owns more shares than Bernard L. Weiss, Julie Heldman, Robert Fried, Robert Zeichick, Michael Prince and Daniel Warren (all of whom are current or former directors and/or officers of the Company), or (2) the Company commits a material breach of the license agreement.

     Hart Schaffner & Marx Eyewear

     The Hart Schaffner & Marx Eyewear is the distinctively masculine collection targeted at men who are interested in quality, comfort and craftsmanship. Hart Schaffner & Marx, a subsidiary of Hartmarx Corporation and a leading manufacturer of tailored clothing, has an image of enduring quality, and is a recognized name among men who purchase apparel in the medium to high price range. Because men are generally concerned about both function and fashion, the frames contain features that enhance their durability - the highest quality screws, nosepads and spring hinges - and come with a warranty. The collection is designed to fit a broad spectrum of men, and selected styles have longer temples and larger sizes than those generally available.

     The Company has the exclusive right to market and sell Hart Schaffner & Marx Eyewear in the United States through a license with Hart Schaffner & Marx entered into in January 1996. The license agreement gives the

Company the right of first refusal to sell Hart Schaffner & Marx in any additional countries. The Hart Schaffner & Marx license was renewed in April 1999, and maybe renewed for three-year terms by the Company in perpetuity provided the Company is not in default under the license agreement. Hart Schaffner & Marx may terminate its license with the Company before the expiration of its term if (1) someone other than Bernard Weiss, Julie Heldman, Robert Fried or Robert Zeichick acquires more than 50% of the Company's outstanding voting securities, or (2) the Company fails to perform its material obligations under the license agreement.

     Nicole Miller Eyewear

     In June 1999, in connection with its acquisition of California Design Studio, Inc., the Company acquired the exclusive license to design and market Nicole Miller Eyewear, a collection of women's and men's prescription eyewear frames and sunwear. California Design Studio had held the Nicole Miller Eyewear license since 1993.

     Nicole Miller Eyewear is targeted at the sophisticated, style-conscious modern woman who creates her own fashion trends in a fun, whimsical way. Nicole Miller clothing designs feature colorful designs with interesting shapes, without being pretentious or extreme. The Nicole Miller Eyewear collection also features colorful designs with interesting shapes that represent a balanced blend of youthful energy and sophistication. Most styles of Nicole Miller Eyewear prescription eyewear frames are available either as prescription eyewear or as sunwear, and many are available with lenses in designer colors.

     The license for Nicole Miller Eyewear expires in March 2003. The licensor may terminate the license before its stated term expires if the Company materially breaches the license agreement.

     bebe eyes

     Like the bebe clothing, the "bebe eyes" collection features hip, flirtatious styling for the discriminating bebe customer. bebe eyes also offers sunwear, which is designed for women who take pride in their appearance, while seeking quality and contemporary fashion at a competitive price.

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

     House Brands

     The cost to retailers of frames in Signature's own lines is generally less than frames with brand names, because the latter command greater retail prices, and there are no licensing fees payable on the Company's own lines. Moreover, the styling of Signature's own lines can be more flexible, because the Company will be able to change the styling--as well as its merchandising--more rapidly without the often time-consuming requirement of submitting them to the licensor for its approval.

     Dakota Smith Eyewear. Signature obtained its proprietary Dakota Smith brand in 1999 in connection with its acquisition of California Design Studio Inc., which had introduced the line in 1992. Dakota Smith Eyewear targets men and women with spirited designs capturing the diversity and mystique of the American lifestyle.

     Camelot Collection. The Company first introduced its own styles for manufacture overseas in 1986. Those styles became the Camelot collection, which contains a broad range of high-quality men's, women's, unisex, girls' and boys' styles. To date, the Company has sold the Camelot collection primarily through USA Optical, a division of Signature.

     Signature Collections. The Company established its own line, Signature Collections, in fiscal 1999. The line comprises multiple segments, each targeting niches not otherwise filled by the Company's brand-name collections. The Company's goals related to that line are: to position Signature to compete more effectively against other optical companies that have direct sales forces; to enable the Company to offer products in segments not served by the Company's licensed collections; and to allow the Company to develop products more quickly; and to reach different markets by offering good quality, low-cost styles.

DISTRIBUTION

     The Company distributes its products (1) to independent optical retailers in the United States, primarily through its national direct sales force, (2) internationally, primarily through exclusive distributors in foreign countries and through a direct sales force in Western Europe; (3) to major optical retail chains, including EyeCare Centers of America, Cole Vision Corp. and its subsidiary, LensCrafters and U.S. Vision, through its own account managers; (4) through selected distributors in the United States; and (5) through telemarketing.

     The following table sets forth the Company's net sales by distribution channel for the periods indicated:



                                                                   YEAR ENDED OCTOBER 31,
                                               ---------------------------------------------------------------
                                                    1998                    1999                   2000
                                               ----------------        ---------------        ----------------
                                                                       (IN THOUSANDS)
         Domestic distributors ...........     $       17,504          $       12,281         $           916
         Optical retail chains ...........              11,252                 15,709                  17,041
         Telemarketing(1) ................               5,592                  4,863                   5,098
         International ...................               3,473                  3,822                   6,634
         Direct sales(2) .................               3,071                  7,389                  25,243
                                               ----------------        ---------------        ----------------
                                               $        40,892         $       44,064         $        51,932
                                               ================        ===============        ================


(1) In fiscal 1998 and 1999, included net sales by Optical Surplus, a division which sold brand name close-outs. Optical Surplus was discontinued in fiscal 2000; and therefore net sales of Company close-outs in 2000 are included by distribution channel.

(2) The Company began selling directly to independent optical retailers nationally in October 1999.

     Direct Sales. Before October 1, 1999, the Company sold to independent optical retailers through its own direct sales force only in California and Arizona. In 1999, the Company determined to change its primary method of distributing its products to independent optical retailers in the United States from distributors to a national direct sales force, including company and independent sales representatives. As a result, the Company terminated substantially all of its domestic distributors as of October 1, 1999 and added sales representatives commencing the fourth quarter of fiscal 1999. The direct sales force, including independent sales representatives, numbered 84 at October 31, 2000.

     The Company did not increase the size of its direct sales force to the level it originally had believed desirable due to, among other things, the inability to attract qualified sales representatives. The Company has seen a significant reduction in the size of its direct sales force to 55 at February 28, 2001 due to attrition and to the Company's decision to terminate underperforming sales representatives.

     Optical Retail Chains. Signature sells directly to optical retail chains, including EyeCare Centers of America, Cole Vision Corp. and its subsidiary Pearle Vision, LensCrafters and U.S. Vision. EyeCare Centers of America and Pearle Vision each use in-store displays customized by the Company to feature its products, and have dedicated prime floor space to Laura Ashley Eyewear, Eddie Bauer Eyewear and other Company-brand eyewear.

     International. The Company sells certain of its products internationally through exclusive distributors and since June 1999 in Western Europe through a direct sales force including Company and independent sales representatives. The Company maintains a sales office and warehouse facility in Liege, Belgium. The Company's international distributors have exclusive agreements for defined territories. The Company sells to European optical retail chains through its Belgium office. At February 28, 2001, the Company had 27 international distributors and

15 international sales representatives. Historically, the large majority of Signature's international sales through distributors have been of Laura Ashley Eyewear sold in England, Canada, Australia and New Zealand.

     Domestic Distributors. In connection with its decision in 1999 to distribute its products to independent optical retailers in the United States through a direct sales force, the Company terminated all but two of its domestic distributors in the fourth quarter of fiscal 1999. The Company will continue to distribute its products through selected distributors in the United States in areas in which it believes it can achieve better penetration than through direct sales.

     Telemarketing. The Company's USA Optical division sells frames through a form of telemarketing to optical retailers, focusing on establishing long-term, ongoing relationships. USA Optical offers its customers premium incentives, such as first class vacations, electronic equipment and household items for purchasing specified numbers of frames. Many USA Optical customers buy frames from the Company on a regular basis in order to earn the premiums and trip incentives.

CONTRACT MANUFACTURING

     The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process which can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. In fiscal 2000, Signature used manufacturers principally in Hong Kong/China, Japan and Italy. The Company believes that throughout the world there are a sufficient number of manufacturers of high-quality frames so that the loss of any particular frame manufacturer, or the inability to import frames from a particular country, would not materially and adversely affect the Company's business in the long-term. However, because lead times to manufacture the Company's eyeglass frames generally range from 90 to 180 days, an interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company not to meet delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

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

     The Company is not required generally to pay for any of its frames prior to shipment. Payment terms for the Company's products currently range from cash upon shipment to terms ranging between 60 and 90 days on open account. For frames imported other than from Hong Kong manufacturers, the Company is obligated to pay in the currency of the country in which the manufacturer is located. In the case of frames purchased from manufacturers located in Hong Kong/China, the currency is United States dollars. For almost all of the Company's other frame purchases, its costs vary based on currency fluctuations, and it generally cannot recover increased frame costs (in United States dollars) in the selling price of the frames.

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

EMPLOYEES

     At October 31, 2000, the Company had 239 full-time employees, including 97 in sales and marketing, 31 in customer service and support, 46 in warehouse operations and shipping and 65 in general administration and finance. As part of its turnaround strategy, the Company has reduced its number of full-time employees to 204 at February 28, 2001. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2--DESCRIPTION OF PROPERTIES

     The Company leases approximately 109,000 square feet of a building located in Inglewood, California, where it maintains its principal offices and warehouse. The Company's lease for this facility expires in 2005, although the Company has an option to renew the lease for an additional five years.

     The Company's international division also leases approximately 2,500 square feet warehouse and office space in Liege, Belgium, which supports the Company's sales in Europe.

ITEM 3--LEGAL PROCEEDINGS

     The Company is involved in a number of legal proceedings related principally to its failure to pay certain accounts payable and other obligations, some of which are in dispute or with respect to which the Company believes it has counterclaims. While the full stated amounts of these obligations are reflected as liabilities on the balance sheet of the Company, the Company will incur costs of defense and may be required to pay other damages such as interest.

     These lawsuits include a lawsuit filed by Coach, Inc in February 2001 for approximately $900,000 primarily for advertising costs Coach alleges are owed by the Company (the non-payment of which was the basis of Coach's termination of the eyewear license). While the Company determined not to contest the termination of the license due to, among other things, the lack of market acceptance of the Coach Eyewear line, the Company has responded to Coach's lawsuit by denying Coach's claims on the basis that such claims were not valid and its non-payment was excused by Coach's material breach of the license agreement. In addition, the Company counterclaimed against Coach for damages based upon such material breaches. The Company is unable to predict the outcome of this litigation.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     The Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol "SEYE" during the periods set forth below. The Company's Common Stock was delisted from trading on the Nasdaq Stock Market effective March 15, 2001. The following table sets forth, for the period indicated, certain high and low closing prices for the Common Stock.


                                                                   HIGH                 LOW
                                                               -------------        -------------

         FISCAL YEAR ENDED OCTOBER 31, 1999
              First Quarter ...............................    $      5.69          $      3.38
              Second Quarter...............................    $      4.72          $      2.75
              Third Quarter................................    $      4.41          $      2.88
              Fourth Quarter...............................    $      4.19          $      3.13

         FISCAL YEAR ENDED OCTOBER 31, 2000
              First Quarter ...............................    $      3.50          $      2.50
              Second Quarter ..............................    $      2.88          $      1.50
              Third Quarter................................    $      2.00          $      0.66
              Fourth Quarter ..............................    $      2.56          $      0.59


     On June 12, 2001, the last sales price of the Common Stock as reported in the OTC Bulletin Board was $0.75 per share. As of April 20, 2001, there were 34 holders of record of the Common Stock.

DIVIDENDS

     The Company does not currently intend to pay cash dividends on its Common Stock. Historically, the Company followed a policy of retaining earnings to finance the growth of its business. The Company paid no dividends in fiscal 2000.

ITEM 6--SELECTED FINANCIAL DATA

     The following data should be read in conjunction with the Consolidated Financial Statements and related notes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Form 10-K.


                                                                      YEAR ENDED OCTOBER 31,
                                              -----------------------------------------------------------------------
                                                  1996           1997          1998          1999           2000
                                              -------------  -------------  -----------  -------------  -------------
STATEMENT OF INCOME DATA:
Net sales ................................    $     28,280   $     33,176   $   40,892   $     44,056   $     51,932
Gross profit .............................          16,249         19,333       23,247         25,316         30,507
Total operating expenses .................          13,927         15,323       19,041         27,461         39,709
Income (Loss) from operations ............           2,322          4,010        4,206         (2,145)        (9,202)
Net income (Loss) ........................           2,012          3,585        2,750         (1,309)        (9,439)
Net income (Loss) per share ..............                                        0.52          (0.26)         (1.87)
Pro forma net income (1) .................           1,265          2,340
Pro forma net income per share ...........            0.36(1)        0.61(1)
Weighted average common shares outstanding       3,546,519(2)   3,829,822    5,254,156      5,095,259      5,058,915




                                                  1996           1997          1998          1999           2000
                                              -------------  -------------  -----------  -------------  -------------
BALANCE SHEET DATA:
Current assets ...........................    $      8,989   $     19,964   $   23,548   $     27,474   $     33,006
Total assets .............................          10,293         21,175       25,151         35,474         41,435
Current liabilities ......................           7,207          3,860        5,498         12,334         28,142
Total liabilities ........................           7,364          3,863        5,736         17,471         32,948
Stockholders' equity .....................           2,929         17,312       19,415         18,003          8,487


(1) The Company was an S corporation until September 1997. The pro forma presentation reflects a provision for income taxes as if the Company had always been a C corporation.

(2)  Pro forma.

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

     The following discussion and analysis should be read in connection with the Company's Consolidated Financial Statements and related notes and other financial information included elsewhere in this Form 10-K.

OVERVIEW

     The Company derives revenues primarily through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, bebe eyes and Nicole Miller Eyewear, and under its proprietary brands Dakota Smith Eyewear, Camelot and Signature.

     The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Its most successful line is Laura Ashley Eyewear, which was launched in 1992. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 77%, 75% and 60% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively. Although the Company expects the Laura Ashley Eyewear and Eddie Bauer lines to continue to be the Company's leading sources of revenue for the near future, the Company expects that increasing sales of its other licensed brands and its own proprietary brands will reduce the percentage of total sales represented by sales of Laura Ashley Eyewear and Eddie Bauer Eyewear in the future.

     The Company's cost of sales consists primarily of payments to foreign contract manufacturers that produce frames and cases to the Company's specifications. The complete development cycle for a new frame design typically takes approximately twelve months from the initial design concept to the release. Generally, at least six months are required to complete the initial manufacturing process.

     In June 1999, the Company acquired substantially all of the assets of California Design Studio, Inc., a designer and marketer of prescription eyeglass frames and ready-to-wear sunglasses (the "CDS Acquisition"). Total consideration for the assets was approximately $7.4 million, which consists of: (1) $1.4 million in cash; (2) a promissory note in the principal amount of $1.25 million payable in monthly installments of $17,042 maturing in 2002; (3) other deferred payments of approximately $500,000; and (4) the assumption of approximately $4.7 million of liabilities, including primarily an obligation of $4.1 million discounted to present value to California Design Studio's principal eyeglass frame manufacturer, which is payable in monthly installments over a three year period. The assets acquired primarily consisted of a license to sell flames under the Nicole Miller brand name, proprietary brand names Dakota Smith, Koko and Nukes, inventory, machinery, furniture, equipment and accounts receivable.

California Design Studio's consolidated revenues for its fiscal year ended April 30, 1999 were $8.6 million, and its total assets at April 30, 1999 were approximately $4.6 million. The acquisition was accounted for as a purchase.

     Following many years of profitability, the Company incurred quarterly operating losses in each of the five fiscal quarters ended October 31, 2000. The principal reason for these losses was the change, announced in August 1999 and effected in October 1999, by the Company in its method of distributing its products to independent optical retailers in the United States from distributors to a direct sales force. The Company made this conversion to stimulate sales growth by enabling the Company to work more closely with sales representatives who are dedicated to selling only the Company's products, and to require its sales representatives to implement the Company's marketing plans. The Company had anticipated that its increased gross profit, due to the higher sales prices of its products, would more than offset increased selling expenses resulting from the costs of its direct sales force.

     The conversion did not result in the anticipated sales growth. The Company had targeted to have a direct sales force numbering approximately 130 by the end of fiscal 2000. However, the direct sales force did not exceed 88 during the fiscal year and numbered 84 at fiscal year-end.

     The Company incurred significant expenditures in connection with the conversion, including the employment of additional sales executives, sales representatives, customer service and distribution personnel and other support personnel, and the acquisition of computer hardware and software, telephone and warehouse distribution infrastructure. Delays and problems in the computer software conversion resulted in greater than anticipated costs as well as inefficiencies and delays in processing orders and returns, adversely affecting customer relations and service and requiring the hiring of additional personnel.

     In addition, following the announcement in August 1999 of the conversion, distributors significantly reduced their selling efforts and returned inventory and many actively sought inventory returns from their optical retailer customers. Distributors inventory returns increased from $2.8 million in fiscal 1998 to $6.8 million in fiscal 1999, and the Company's gross sales (sales before returns) to domestic distributors decreased from $20.3 million in fiscal 1998 to $19.1 million in fiscal 1999. The Company has also experienced a significantly higher return rate from independent optical retailers than it did historically from distributors.

     The Company's results of operations were also adversely affected in fiscal 2000 by the delay (of 2 to 5 months) in the launches of Coach Eyewear, bebe eyes and Eddie Bauer Performance Sunwear. This adversely affected revenues for these lines during the year (and the Company missed the primary purchasing market for sunglasses for its Eddie Bauer Performance Sunwear). However, these launch delays did not delay the launch costs for those products for advertising, promotion and point-of-purchase displays, which were particularly high for Coach Eyewear.

     The Company has undertaken a turnaround strategy which will encompass the following activities:

     Refinance Credit Facility. The Company will attempt to refinance its existing credit facility. It is currently operating under a forbearance agreement with its commercial bank which expires August 31, 2001. See "Financial Condition, Capital Resources and Liquidity."

     Negotiate Discounts and Payment Plans with Vendors. The Company will attempt to negotiate discounts and/or extended payment plans and improved terms with its vendors and other obligees. In the first quarter of fiscal 2001, the Company negotiated over $400,000 of discounts of outstanding accounts payable and entered in extended payment programs with more than 20 vendors.

     Increase Gross Profit. To increase its gross profit, the Company has increased prices of most of its frames, will attempt to negotiate lower prices and will use lower cost manufacturers to the extent the Company believes such manufacturers can meet the Company's quality requirements.

     Reduce Inventory and Increase Inventory Turnover Rates. The Company will attempt to reduce its inventory to improve its cash position and will attempt to improve inventory turnover by better matching frame purchases with customer orders. The Company also intends to maintain a lower on-hand number of days of selected frames, cases and point-of-purchase materials. The reduction of inventory may adversely affect the Company's gross profit margin if it sells inventory at lower prices.

     Staff Reductions. The Company has decreased the number of full-time employees from a high of 288 in fiscal 2000 to 204 at February 28, 2001 and has also decreased its use of temporary employees.

     Improve Performance of Direct Sales Force. The Company will attempt to improve the performance of its direct sales force by reducing the sales representatives' guaranteed draws and commission structure. The Company has also terminated a number of less productive sales representatives since the end of the fiscal year.

     Reduce Selling Expenses. The Company will reduce its selling expenses by reducing trade and consumer advertising programs, promotional expenses and trade show participation. The Company will spend the amounts necessary to comply with any promotional expenditure requirements under its brand licenses.

     Reduce Overhead Expenses. The Company will attempt to reduce overhead by subleasing excess space and eliminating sales support offices. The Company subleased approximately 42,000 square feet of space from December 2000 through March 2001.

     Improve Accounts Receivable Collections. The Company will attempt to shorten the time period for collecting accounts receivable by tightening its credit policy, reducing credit terms to retailers and reducing the number of retailer programs with extended credit terms.

     Reduce Number of Brand Name Lines. In order to concentrate its resources, the Company will have fewer brand name lines in 2001 due to the termination of the Coach Eyewear line in December 2000.

     No assurance can be given the Company will be able to successfully implement any or all of the components of its turnaround strategy, that it will return to profitability or will be able to refinance its credit facility

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.


                                                                      YEAR ENDED OCTOBER 31,
                                                      -------------------------------------------------------
                                                           1998                1999                2000
                                                      ---------------      --------------      --------------
          Net sales..............................              100.0%              100.0%              100.0%
          Cost of sales .........................               43.1                42.5                41.3
                                                      ---------------      --------------      --------------
          Gross profit...........................               56.9                57.5                58.7
                                                      ---------------      --------------      --------------
          Operating expenses:
              Selling............................               29.4                31.3                41.6
              General and administrative ........               17.2                25.0                34.8
              Restructuring Cost ................                0.0                 6.0                 0.0
                                                      ---------------      --------------      --------------
                 Total operating expenses .......               46.6                62.3                76.4
                                                      ---------------      --------------      --------------
          Income (Loss) from operations .........               10.3                (4.8)              (17.7)
                                                      ---------------      --------------      --------------
          Other income (expense), net ...........                0.9                 0.1                (1.9)
                                                      ---------------      --------------      --------------
          Income (Loss) before income taxes .....               11.2                (4.7)              (19.6)
          Provision (Benefit) for income taxes ..                4.5                (1.8)               (1.5)
                                                      ---------------      --------------      --------------
          Net income (Loss)......................                6.7%               (2.9)%             (18.1)%
                                                      ===============      ==============      ==============



     Comparison of Fiscal Years 1998, 1999 and 2000

     Net Sales. Net sales increased by 7.8% from $40.9 million in fiscal 1998 to $44.1 million in fiscal 1999 and by 18% to $51.9 million in fiscal 2000. The following table shows certain information regarding net sales for the periods indicated:



                                                                        YEAR END OCTOBER 31

                                                       -------------------------------------------------------
                                                           1998                1999                 2000
                                                       --------------      --------------       --------------
                                                                           (IN THOUSANDS)
           Laura Ashley Eyewear ....................   $      22,902       $      19,013        $      16,079
           Eddie Bauer Eyewear .....................           8,532              14,100               15,136
           Other ...................................           9,458              10,943               20,717
                                                       --------------      --------------       --------------
                                                       $      40,892       $      44,056        $      51,932
                                                       ==============      ==============       ==============

     Net sales in fiscal 1999 were adversely affected by the Company's termination of 22 of its domestic distributors announced at the beginning of the fourth quarter of fiscal 1998, which resulted in materially decreased selling efforts by the distributors during the period the Company was starting up its direct sales force. The decrease in Laura Ashley Eyewear net sales from fiscal 1998 to fiscal 1999 was due principally to a reduction in the net number of units sold and to distributor frame returns (aggregating $2.3 million). The increase in net sales of Eddie Bauer Eyewear in fiscal 1999 was due to in large part to the fact that the line was launched in March 1998, and thus was sold for only eight months in fiscal 1998, and to increasing consumer acceptance of the line, offset in part by distributor frame returns. The increase in other net sales from fiscal 1998 to fiscal 1999 was due in part to the addition of the Dakota Smith Eyewear and Nicole Miller Eyewear lines resulting from the CDS Acquisition in June 1999.

     Net sales in fiscal 2000 were 18% greater than fiscal 1999 due to the increase in sales of Nicole Miller Eyewear and Dakota Smith Eyewear and sales from Coach Eyewear and bebe eyewear which were launched during the fiscal year. Net sales of Laura Ashley continued to decline in units sold in part due to the higher than anticipated return rate in fiscal 2000, notwithstanding the increase in price from direct sales as opposed to sales to distributors. A portion of the returns in fiscal 2000 were attributable to the disruption in the retail market place from the conversion from sales through distributors to direct sales. Net sales of Eddie Bauer increased approximately 7% due to the impact of higher prices in a direct sales distribution mode, which offset a decrease in unit sales and the launch of Eddie Bauer Performance Sunwear.

     Gross Profit and Gross Margin. Gross profit was $23.2 million in fiscal 1998, $25.3 million in fiscal 1999 and $30.5 in fiscal 2000. The increase in gross profit from fiscal 1998 to fiscal 1999 was attributable to the increase in net sales. The increase in gross profit from fiscal 1999 to fiscal 2000 was attributable to the increase in net sales resulting from the higher prices from direct sales as opposed to distributor sales. The increase in gross margin in fiscal 2000 was due to an increase in direct sales as a percentage of total net sales. Gross margins in all three fiscal years were aided by continuing reductions in import duties and tariffs, a shift towards lower cost manufacturers and realization of higher prices on close out frames.

     Selling Expenses. Selling expenses were $12.0 million in fiscal 1998, $13.8 million in fiscal 1999 and $21.6 million in fiscal 2000. The 15% increase from fiscal 1998 to fiscal 1999 resulted primarily from an increase of $1.7 million in compensation expense relating to additional sales representatives and full-time warehouse personnel hired during fiscal 1999 in connection with the CDS Acquisition and the Company's decision to sell to independent optical retailers in the United States through a national direct sales force The 58% increase from fiscal 1999 to fiscal 2000 resulted primarily from increases of $4.6 million in commissions and salaries for sales representatives, $1.4 million in royalty expense, $1.1 million in promotional expenses relating principally to the introduction of Coach Eyewear and $1.0 million of freight expenses.

     General and administrative expenses. General and administrative expenses were $7.0 million in fiscal 1998, $11.0 in fiscal 1999 and $18.1 in fiscal 2000. The 56% increase from fiscal 1998 to fiscal 1999 resulted in large part from increases of $1.1 million in compensation expense and related employee benefits for middle management and other administrative personnel hired during fiscal 1999 in connection with the transition from distributor sales to direct sales, and $0.5 million in computer systems and warehouse upgrades. The 67% increase from fiscal 1999 to fiscal 2000 resulted in large part from increases of: (a) $3.1 million in compensation expense and related employee benefits for middle management and other administrative personnel hired during fiscal 1999 and $1.3 million for temporary employees hired in fiscal 2000 in connection with the transition from distributor sales to direct sales and the Company's expanding product lines; (b) $1.0 million in computer systems and warehouse upgrades; (c) $0.4 million of legal, accounting and other professional fees; and (d) $0.4 million of depreciation and amortization expense resulting primarily from the CDS Acquisition, which amortized a full year in fiscal 2000 as opposed to four months in fiscal 1999.

     Restructuring Costs. The Company recognized $2.6 million in nonrecurring restructuring costs in fiscal 1999 relating primarily to the gross profit previously recognized on sales of $4.4 million of products returned by the Company's United States distributors following their termination in the fourth quarter of 1999.

     Other Income (Expense), Net. Other income, net, in fiscal 1998 was $403,000, due primarily to interest income resulting from the Company investing a portion of the proceeds from its initial public offering in fiscal 1997. Other income, net, of $53,000 in fiscal 1999 reflected principally declining interest income offset by interest expense as the Company utilized the proceeds of its public offering and incurred bank debt. Other expense, net in fiscal 2000 of $1,009,000 consisted primarily of $1,131,000 of interest expense as the Company increased its bank borrowings to fund operations.

     Provision (Benefit) for Income Taxes. The Company had income taxes of $1.9 million in fiscal 1998, and had income tax benefits of $783,000 in fiscal 1999 and $772,000 in fiscal 2000. As of October 31, 2000 the Company had a federal net operating loss carryforward of approximately $4,000,000 through 2020.

     Net Income (Loss). The Company had net income in fiscal 1998 of $2,750,000, a net loss in fiscal 1999 of $1,309,000, and a net loss of $9,439,000 in fiscal 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable increased from $6.6 million at October 31, 1999 to $8.7 million at October 31, 2000 due to an 18% increase in net sales and the Company's shift to direct sales to optical retailers from distributor sales, as optical retailers historically have paid more slowly than distributors.

     The Company's inventories increased from $16.6 million at October 31, 1999 to $18.8 million at October 31, 2000. This increase was due principally to a larger number of frame brands marketed by the Company in fiscal 2000, lower-than-anticipated net sales and distributor returns resulting from the conversion from distributor to direct sales to optical retailers in the United States. The Company is attempting to reduce its inventory to improve its cash position and is attempting to improve inventory turnover by better matching frame purchases with customer orders.

     The Company had goodwill of $5.5 million at October 31, 2000 resulting primarily from the CDS Acquisition in 1999. See Note 2 of Notes to Consolidated Financial Statements.

     In June 2000, the Company restructured its credit facility from its commercial bank into an accounts receivable and inventory revolving credit line and a term loan which are secured by substantially all of the assets of the Company. Under the credit line, the Company may obtain advances up to an amount equal to 60% of eligible accounts receivable and 35% of eligible inventories, up to a maximum of $5,000,000, which advances bear interest at the bank's prime rate or 2.5% in excess of the London Interbank Offered Rate ("LIBOR"), at the Company's option. The term loan was in the amount of $3,500,000, is payable in monthly installments of $72,917 plus interest at the rate of 8.52% per annum. The credit facility matured on September 30, 2000.

     The Company has defaulted under its bank credit facility for various events of default including non-payment at maturity as well other non-compliance with various covenants and conditions. The Company entered into a forbearance agreement in December 2000, amended in February, May and June 2001, with its bank. Under the forbearance agreement, as amended, the bank has agreed to refrain from exercising any rights under the loan agreement for defaults existing at the time of default until the earliest of August 31, 2001, the closing of a recapitalization or sale of the Company which in each case results in the full repayment of the bank loan (a "Transaction") or a default under the forbearance agreement or default under the loan agreement other than an existing default. Among other things, under the forbearance agreement, the Company must provide the bank draft documentation for a Transaction by August 15, 2001 and definitive documentation for a Transaction by August 31, 2001. The failure to comply with the forbearance agreement could result in the bank exercising some or all of its remedies under the loan agreement, including foreclosing on the assets of the Company. The Company is actively attempting to refinance the credit facility.

     The Company has received a written proposal from a new lender to refinance the credit facility with a two-year revolving line of credit for up to $13.5 million. The line of credit would be secured by the assets of the Company with availability tied to eligible accounts receivable and inventory. Closing of the line of credit is subject to satisfy to completion of due diligence and other conditions. No assurance can be given that the Company will obtain this or any other facility to refinance its existing bank credit facility.

     Long-term debt at October 31, 2000 included: (1) a $1.1 million note payable to California Design Studio, Inc. in connection with the CDS Acquisition; (2) an obligation to a frame vendor of California Design Studio, Inc. (present value of $3.3 million) assumed in connection with the CDS Acquisition; and (3) an obligation to a consultant with a present value $667,000. See Note 6 of Notes to Consolidated Financial Statements.

     Of the Company's accounts payable at October 31, 1999 and October 31, 2000, $1.5 million and $3.2 million, respectively, were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $491,000 at October 31, 2000. See Note 1 of Notes to Consolidated Financial Statements.

     The Company's bad debt write-offs were less than 0.2% of net sales for the 1998, 1999 and 2000 fiscal years. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

     In fiscal 2000 the Company repurchased on the open market 27,100 shares of its Common Stock at a cost of $78,000 under a stock buyback program initiated in September 1998. In fiscal 2000 the Company terminated its stock buyback program.

     Since the fourth quarter of fiscal 2000 and the Company has experienced a lack of liquidity. Under its forbearance agreement, it cannot increase its borrowings from its commercial bank and must refinance the credit facility. Assuming the Company can refinance the credit facility, reduce its inventory levels, maintain current sales levels and generally implement the other parts of its turnaround strategy, the Company believes it will have adequate liquidity for the next twelve months. However, because of the uncertainties in being able to successfully implementing the turnaround strategy, the Company may also attempt to secure debt or equity financing in addition to refinancing its bank credit facility. Such financing could involve the sale of control of the Company.

QUARTERLY AND SEASONAL FLUCTUATIONS

     The Company's results of operations have fluctuated from quarter to quarter and the Company expects these fluctuations to continue in the future. Historically, the Company's net sales in its first fiscal quarter (the quarter ending January 31) have been lower than net sales in other fiscal quarters. The Company attributes lower net sales in the first fiscal quarter in part to low consumer demand for prescription eyeglasses during the holiday season and year-end inventory adjustments by distributors and independent optical retailers. In addition, sales were lower in the fourth quarter of fiscal 1999 due principally to distributor returns. A factor which may significantly influence results of operations in a particular quarter is the introduction of a new brand-name collection, which results in disproportionate levels of selling expenses due to additional advertising, promotions, catalogs and in-store displays. Introduction of a new brand may also generate a temporary increase in sales due to initial stocking by retailers.

     Other factors which can influence the Company's results of operations include customer demand, the mix of distribution channels through which the eyeglass frames are sold, the mix of eyeglass frames sold, product returns, delays in shipment and general economic conditions.

     The following table sets forth certain unaudited results of operations for the twelve fiscal quarters ended October 31, 2000. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.


                                    1998                             1999                             2000
                       --------------------------------------------------------------------------------------------------
                        JAN   APRIL     JULY    OCT.    JAN.   APRIL 30  JULY    OCT.     JAN.   APRIL    JULY     OCT.
                        31.     30       30      31      31.              30      31      31.      30      30       31
                       ------ -------  ------- -------  ------  ------- -------  ------  ------- ------- -------  -------
Net sales..........    $6,722 $12,173  $10,704 $11,292  $9,036  $12,426 $13,228  $9,374  $12,003 $12,390 $17,442  $10,097
Cost of sales......     2,900   5,196    4,552   4,996   4,216    5,300   5,787   3,444    4,807   5,058   7,076    4,281
Gross profit ......     3,822   6,977    6,152   6,296   4,820    7,126   7,441   5,930    7,196   7,332  10,366    5,818
Operating
  expenses:
  Selling .........     1,771   3,491    3,270   3,477   2,885    3,646   3,461   3,895    3,587   6,066   6,858    5,171
  General and
   administrative..     1,511   1,773    1,866   1,884   1,915    2,292   3,020   3,722    3,845   4,708   5,014    4,554
  Restructuring
   cost............         0       0        0       0       0        0       0   2,634        0       0       0        0
Total operating
  expenses ........     3,282   5,264    5,136   5,361   4,800    5,938   6,481  10,251    7,432  10,774  11,872    9.725
Income (loss)
  from
  operations ......       540   1,713    1,016     935      20    1,188     960  (4,321)    (236) (3,442) (1,506)  (3,907)
Other expense,
  net .............       114     103       70     116      42       31      18     (31)    (184)   (265)   (320)    (136)
Income (loss)
  before pro
  forma
  provision for
  income taxes.....       654   1,816    1,086   1,051      62    1,219     978 (4,352)     (420) (3,707) (1,826)  (4,043)



INFLATION

     The Company does not believe its business and operations have been materially affected by inflation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

     Need to Refinance Bank Credit Facility

     The Company's bank credit facility matured on September 30, 2000. The Company has defaulted under its bank credit facility by reason of various events of default, including non-payment at maturity and breach of other covenants . The Company entered into a forbearance agreement with its bank regarding the defaults. Under the forbearance agreement, as amended, the bank has agreed to refrain from exercising any rights under the loan agreement for defaults existing at the time of default until the earliest of August 31, 2001, the closing of a recapitalization or sale of the Company which in each case results in the full repayment of the bank loan (a "Transaction") or a default under the forbearance agreement or default under the loan agreement other than an existing default. Among other things, under the forbearance agreement, the Company must provide the bank draft documentation for a Transaction by August 15, 2001 and definitive documentation for a Transaction by August 31, 2001. The Company has received a written proposal from a new lender to refinance the credit facility with a two-year revolving line of credit for up to $13.5 million. The line of credit would be secured by the assets of the Company with availability tied to eligible accounts receivable and inventory. Closing of the line of credit is subject to satisfy to completion of due diligence and other conditions. No assurance can be given that the Company will obtain this or any other facility to refinance its existing bank credit facility. The failure to comply with the forbearance agreement could result in the bank exercising some or all of its remedies under the loan agreement, including foreclosing on the assets of the Company.

     Liquidity Requirements

     Since the fourth quarter of fiscal 2000 and the Company has experienced a lack of liquidity. Under the forbearance agreement with its commercial bank, it cannot increase its borrowings from the bank and must refinance the credit facility. Assuming the Company can refinance the credit facility, reduce its inventory levels, maintain current sales levels and generally implement the other parts of its turnaround strategy, the Company believes it will have adequate liquidity for the next twelve months. However, because of the uncertainties in being able to successfully implementing the turnaround strategy, the Company may also attempt to secure debt or equity financing in addition to refinancing its bank credit facility. Such financing could involve the sale of control of the Company.

     Need to Generate Increased Revenues

     The Company's conversion in October 1999 from selling to independent optical retailers in the United States through a direct national sales force instead of distributors was not successful. The Company believed that it needed to expand its direct sales force to approximately 130 sales representatives by the end of fiscal 2000 to generate unit sales commensurate with unit sales through its distributor network. The Company was unable to attract that number of qualified sales representatives, and the domestic direct sales force did not exceed 88 during the year. That number had decreased to 55 at February 28, 2001 due to attrition and terminations by the Company. While the Company's turnaround strategy provides for significant reductions in costs and expenses, the Company must also generate sufficient sales to become profitable.

     Substantial Dependence upon Laura Ashley and Eddie Bauer Licenses

     Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 75% and 60% of the Company's net sales in fiscal 1999 and fiscal 2000, respectively. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of Nicole Miller Eyewear, Dakota Smith Eyewear and bebe eyes, as well as its own house brands, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Company markets Laura Ashley Eyewear through an exclusive license which terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2002, but may be renewed by the Company at least through 2008 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

     Approval Requirements of Brand-Name Licensors

     The Company's business is predominantly based on its brand-name licensing relationships. Each of the Company's licenses requires mutual agreement of the parties for significant matters. Each of these licensors has final approval over all eyeglass frames and other products bearing the licensor's proprietary marks, and the frames must meet the licensor's general design specifications and quality standards. Consequently, each licensor may, in the exercise of its approval rights, delay the distribution of eyeglass frames beating its proprietary marks. The Company expects that each future license it obtains will contain similar approval provisions. Accordingly, there can be no assurance that the Company will be able to continue to maintain good relationships with each licensor, or that the Company will not be subject to delays resulting from disagreements with, or an inability to obtain approvals from, its licensors. These delays could materially and adversely affect the Company's business, operating results and financial condition.

     Limitations on Ability to Distribute other Brand-Name Eyeglass Frames

     Each of the Company's licenses limits the Company's right to market and sell products with competing brand names. The Laura Ashley license prohibits the Company from selling any range of designer eyewear that is similar to Laura Ashley Eyewear in price and any of style, market position and market segment. The Eddie Bauer license and the bebe license prohibit the Company from entering into license agreements with companies which Eddie Bauer and bebe, respectively, believe are its direct competitors. The Hart Schaffner & Marx license prohibits the Company from marketing and selling another men's brand of eyeglass frames under a well-known fashion name with a wholesale price in excess of $40. The Company expects that each future license it obtains will contain some limitations on competition within market segments. The Company's growth, therefore, will be limited to capitalizing on its existing licenses in the prescription eyeglass market, introducing eyeglass frames in other segments of the prescription eyeglass market, and manufacturing and distributing products other than prescription eyeglass frames such as sunglasses. In addition, there can be no assurance that disagreements will not arise between the Company and its licensors regarding whether certain brand-name lines would be prohibited by their respective license agreements. Disagreements with licensors could adversely affect sales of the Company's existing eyeglass frames or prevent the Company from introducing new eyewear products in market segments the Company believes are not being served by its existing products.

     Dependence Upon Contract Manufacturers; Foreign Trade Regulation

     The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States, principally in Hong Kong/China, Japan and Italy. The manufacture of high quality metal frames is a labor-intensive process which can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. These long lead times increase the risk of overstocking, if the Company overestimates the demand for a new style, or understocking, which can result in lost sales if the Company underestimates demand for a new style. While a number of contract manufacturers exist throughout the world, there can be no assurance that an interruption in the manufacture of the Company's eyeglass frames will not occur. An interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company to miss delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

     In addition, the purchase of goods manufactured in foreign countries is subject to a number of risks, including foreign exchange rate fluctuations, economic disruptions, transportation delays and interruptions, increases in tariffs and duties, changes in import and export controls and other changes in governmental policies. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin and results of operations. In fiscal 2000, Signature used manufacturers principally in Hong Kong/China, Japan and Italy.

     International Sales

     International sales accounted for approximately 8.4%, 8.7% and 12.8% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively. These sales were primarily in England, Canada Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     Product Returns

     The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for fiscal 1998, fiscal 1999, and fiscal 2000 amounted to 13.8%, 19.2 % and 22.4 % of gross sales (sales before returns), excluding distributor returns of $4.4 million in fiscal 1999 in connection with the Company's decision to terminate its relationship with domestic distributors, respectively. The Company anticipates that it will likely experience returns at a rate significantly exceeding its historical levels, due to the Company's decision to sell directly to United States independent optical retailers, rather than through distributors. The Company maintains reserves for product returns which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves could have a material adverse impact on the Company's business, operating results and financial condition.

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

     Competition

     The markets for prescription eyewear are intensely competitive. There are thousands of styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A. (operating in the United States through a number of its subsidiaries), Safilo Group S.p.A. (operating in the United States through a number of its subsidiaries) and Marchon Eyewear, Inc., as well as Signature's former distributors. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that are significantly larger than the Company's, and are thus able to realize a higher gross profit margin. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in theft own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

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

     Dependence on Key Personnel

     The Company's success has and will continue to depend to a significant extent upon its executive officers, including Bernard Weiss (Chief Executive Officer), Michael Prince (Chief Financial Officer), Robert Fried (Senior Vice President of Marketing) and Robert Zeichick (Vice President of Advertising and Sales Promotion). The loss of the services of one or more of these key employees could have a material adverse effect on the Company. These officers may terminate their employment at any time. The Company maintains and is the sole beneficiary of "key person" life insurance on Messrs. Weiss, Prince, Fried and Zeichick in the amount of $750,000 each. There can be no assurance that the proceeds of these policies will be sufficient to offset the loss to the Company due to the death of that executive officer. In addition, the Company's future success will depend in large part upon its ability to attract, retain and motivate personnel with a variety of creative, technical and managerial skills. There can be no assurance that the Company will be able to retain and motivate its personnel or attract additional qualified members to its management staff. The inability to attract and retain the necessary managerial personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Quarterly and Seasonal Fluctuations

     The Company's results of operations have fluctuated from quarter to quarter and the Company expects these fluctuations to continue in the future. Historically, the Company's net sales in the quarter ending January 31 (its first quarter) have been lower than net sales in other fiscal quarters. The Company attributes lower net sales in the first fiscal quarter in part to low consumer demand for prescription eyeglasses during the holiday season and year-end inventory adjustments by distributors and independent optical retailers. A factor which may significantly influence results of operations in a particular quarter is the introduction of a brand-name collection, which results in disproportionate levels of selling expenses due to additional advertising, promotions, catalogs and in-store displays, introduction of a new brand may also generate a temporary increase in sales due to initial stocking by retailers. Other factors which can influence the Company's results of operations include customer demand, the mix of distribution channels through which the eyeglass frames are sold, the mix of eyeglass frames sold, product returns, delays in shipment and general economic conditions.

     No Dividends Anticipated

     The Company does not currently intend to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of the Company's business.

     Possible Anti-Takeover Effects

     The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The Company has no present intention to issue any shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, which may depress the market value of the Common Stock. In addition, each of the Laura Ashley, Hart Schaffner & Marx, Eddie Bauer and bebe licenses allows the licensor to terminate its license upon certain events which under the license are deemed to result in a change in control of the Company. The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     Foreign Currency Risks. During fiscal 2000, at any month-end a maximum of $3.4 million and a minimum of $1.8 million of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $491,000 at October 31, 2000.

     International sales accounted for approximately 12.8% of the Company's net sales in fiscal 2000. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (In United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

     Interest Rate Risk. The Company's bank credit facility includes an accounts receivable and inventory revolving credit line and a term loan which are secured by substantially all of the assets of the Company. Under the credit line, the Company may obtain advances up to an amount equal to 60% of eligible accounts receivable and 35% of eligible inventories, up to a maximum of $5,000,000, which advances bear interest at the bank's prime rate or 2.5% in excess of the London Interbank Offered Rate ("LIBOR"), at the Company's option. The term loan was in the amount of $3,500,000, is payable in monthly installments of $73,000 plus interest at the rate of 8.52% per annum. At October 31, 2000, $8.5 million was due to the bank under the Credit Agreement. Any interest which may in the future become payable on the Company's bank line of credit will be based on variable interest rates and will therefore be affected by changes in market interest rates.

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2000 AND 1999
================================================================================


                                                                         Page
                                                                         ----
INDEPENDENT AUDITORS' REPORT                                              F-1


CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                         F-2

      Consolidated Statements of Operations                               F-3

      Consolidated Statements of Changes in Stockholders' Equity          F-4

      Consolidated Statements of Cash Flows                             F-5-F-6

      Notes to the Consolidated Financial Statements                    F-7-F-22


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Signature Eyewear, Inc.

We have audited the accompanying consolidated balance sheets of Signature Eyewear, Inc. and Subsidiary as of October 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signature Eyewear, Inc. and Subsidiary as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with generally accepted accounting principles.



/s/ Altschuler, Melvoin and Glasser LLP



Los Angeles, California
January 29, 2001 (except for Notes 5
and 6, which are as of May 1, 2001)



SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2000 AND 1999
=================================================================================================================

                                                                                 2000                  1999
                                                                             -------------         --------------
ASSETS

Current assets
    Cash and cash equivalents                                                $  1,860,451           $    463,023
    Accounts receivable, trade (net of allowance for
      doubtful accounts of $314,839 in 2000 and $198,363 in 1999)               8,744,254              6,550,057
    Inventories                                                                18,742,177             16,636,474
    Income taxes refundable                                                     1,262,154                999,820
    Deferred tax asset                                                                                   392,000
    Promotion products and material                                             2,082,234              1,298,092
    Prepaid expenses and other current assets                                     314,301              1,134,823
                                                                             ------------           ------------
                                                                               33,005,571             27,474,289
                                                                             ------------           ------------
Property and equipment (net of accumulated depreciation and
  amortization)                                                                 2,077,230              1,711,203
                                                                             ------------           ------------
Other assets
    Goodwill and other intangibles (net of accumulated
      amortization of $797,317 in 2000 and $201,478 in 1999)                    5,499,351              6,035,190
    Deferred tax asset                                                                                    36,000
    Deposits and other assets                                                     852,456                217,402
                                                                             ------------           ------------
                                                                                6,351,807              6,288,592
                                                                             ------------           ------------
                                                                             $ 41,434,608           $ 35,474,084
                                                                             ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable, trade                                                  $ 14,751,544           $  6,285,490
    Notes payable                                                               5,000,000              1,750,000
    Current portion of long-term debt                                           4,603,203                873,505
    Accrued distributor credits                                                   789,062              1,727,970
    Accrued expenses and other current liabilities                              3,042,872              1,696,701
                                                                             ------------           ------------
                                                                               28,186,681             12,333,666
                                                                             ------------           ------------
Long-term debt                                                                  4,806,455              5,137,193
                                                                             ------------           ------------

Commitments and contingencies (Note 8)

Stockholders' equity
    Preferred stock                                                                     -                      -
    Common stock (5,056,889 and 5,082,389 shares issued and
      outstanding at October 31, 2000 and 1999)                                     9,188                  9,214
    Paid-in capital                                                            14,363,990             14,441,996
    Retained earnings (accumulated deficit)                                    (5,931,706)             3,552,015
                                                                             ------------           ------------
                                                                                8,441,472             18,003,225
                                                                             ------------           ------------
                                                                             $ 41,434,608           $ 35,474,084
                                                                             ============           ============


================================================================================
See accompanying notes.                                                      F-2



SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
=================================================================================================================

                                                               2000                 1999                 1998
                                                           ------------         ------------         ------------
Net sales                                                  $ 51,932,066         $ 44,055,973         $ 40,891,882

Cost of sales                                                21,424,878           18,739,846           17,644,416
                                                           ------------         ------------         ------------

GROSS PROFIT                                                 30,507,188           25,316,127           23,247,466
                                                           ------------         ------------         ------------

Operating expenses
    Selling                                                  21,648,965           13,808,621           12,007,302
    General and administrative                               18,105,413           11,018,342            7,034,516
    Restructuring cost                                                             2,634,500
                                                           ------------         ------------         ------------
                                                             39,754,378           27,461,463           19,041,818
                                                           ------------         ------------         ------------

INCOME (LOSS) FROM OPERATIONS                                (9,247,190)          (2,145,336)           4,205,648
                                                           ------------         ------------         ------------

Other
    Interest expense                                         (1,131,445)            (183,037)              (8,226)
    Sundry income                                               122,917              235,724              411,250
                                                           ------------         ------------         ------------
                                                             (1,008,528)              52,687              403,024
                                                           ------------         ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES                           (10,255,718)          (2,092,649)           4,608,672

Provision (benefit) for income taxes                           (771,997)            (783,254)           1,859,067
                                                           ------------         ------------         ------------

NET INCOME (LOSS)                                          $ (9,483,721)        $ (1,309,395)        $  2,749,605
                                                           ============         ============         ============
EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED
    Earnings (loss) per common share                       $      (1.87)        $      (0.26)        $       0.52
                                                           ============         ============         ============
    Weighted average number of common shares
      outstanding                                             5,058,915            5,095,259            5,254,156
                                                           ============         ============         ============




================================================================================
See accompanying notes.                                                     F-3



SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
====================================================================================================================

                                         Common Stock
                                 -----------------------------
                                    Number
                                   of Shares        Stated           Paid-in           Retained
                                    Issued           Value           Capital           Earnings             Total
                                 ------------     ------------     ------------       ------------       ------------
Balance, November 1, 1997           5,268,027     $      9,400     $ 15,190,389       $  2,111,805       $ 17,311,594

Net income                                                                               2,749,605          2,749,605

Repurchases of common stock          (148,690)            (149)        (646,105)                             (646,254)
                                 ------------     ------------     ------------       ------------       ------------

Balance, October 31, 1998           5,119,337            9,251       14,544,284          4,861,410         19,414,945

Net loss                                                                                (1,309,395)        (1,309,395)

Issuance of common stock               50,000               50          251,966                               252,016

Repurchases of common stock           (86,948)             (87)        (354,254)                             (354,341)
                                 ------------     ------------     ------------       ------------       ------------

Balance, October 31, 1999           5,082,389            9,214       14,441,996          3,552,015         18,003,225

Net loss                                                                                (9,483,721)        (9,483,721)

Repurchases of common stock           (25,500)             (26)         (78,006)                              (78,032)
                                 ------------     ------------     ------------       ------------       ------------

BALANCE, OCTOBER 31, 2000           5,056,889     $      9,188     $ 14,363,990       $ (5,931,706)      $  8,441,472
                                 ============     ============     ============       ============       ============




================================================================================
See accompanying notes.                                                     F-4



SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
=================================================================================================================

                                                                    2000              1999               1998
                                                               --------------     -------------      ------------
OPERATING ACTIVITIES
    Net income (loss)                                          $ (9,483,721)      $ (1,309,395)      $  2,749,605
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities
        Depreciation and amortization                             1,282,236            880,992            557,668
        Provision for bad debts                                     264,835             41,614             11,152
        Provision for inventory reserve                             437,636             73,368
        Loss on disposition of equipment                              2,284
        Deferred income tax (benefit) expense                       428,000            (53,000)          (157,000)
        Changes in assets--(increase) decrease
           Accounts receivable, trade                            (2,459,032)            37,494         (1,852,356)
           Inventories                                           (2,543,339)        (3,639,044)        (4,480,976)
           Income taxes refundable                                 (262,334)          (813,339)          (186,481)
           Prepaid expenses and other assets                        179,042           (719,922)          (796,714)
           Deposits and other assets                               (117,899)
        Changes in liabilities--increase (decrease)
           Accounts payable, trade                                8,466,054            976,023          2,091,103
           Income taxes payable                                                                          (346,000)
           Accrued distributor credits                             (938,908)         1,727,970
           Accrued expenses and other liabilities                 1,346,171           (290,725)           130,571
                                                               ------------       ------------       ------------
    NET CASH USED IN OPERATING ACTIVITIES                        (3,398,975)        (3,087,964)        (2,279,428)
                                                               ------------       ------------       ------------

INVESTING ACTIVITIES
    Purchases of property and equipment                            (784,225)          (623,781)          (951,086)
    Acquisition of businesses, net of cash acquired                                 (1,282,538)
    Proceeds from sale of equipment                                  12,974             27,090
                                                               ------------       ------------       ------------
    NET CASH USED IN INVESTING ACTIVITIES                          (771,251)        (1,879,229)          (951,086)
                                                               ------------       ------------       ------------

FINANCING ACTIVITIES
    Borrowings on notes payable, bank                            11,570,833          1,500,000
    Repayments on notes payable, bank                            (4,820,833)
    Borrowings on long-term debt                                                       500,000
    Principal payments on long-term debt                         (1,020,352)          (472,098)
    Principal payments on capitalized lease
      obligations                                                   (83,962)
    Repurchases of common stock                                     (78,032)          (354,341)          (646,254)
                                                               ------------       ------------       ------------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                                  5,567,654          1,173,561           (646,254)
                                                               ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     1,397,428         (3,793,632)        (3,876,768)

Cash and cash equivalents
    Beginning of year                                               463,023          4,256,655          8,133,423
                                                               ------------       ------------       ------------

    END OF YEAR                                                $  1,860,451       $    463,023       $  4,256,655
                                                               ============       ============       ============



================================================================================
See accompanying notes.                                                     F-5



SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
======================================================================================================================

                                                                           2000             1999              1998
                                                                        -----------      ------------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for
        Interest                                                        $ 1,042,586      $   158,312       $     8,227
        Income taxes                                                        201,350           83,084         2,555,677

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Purchase of equipment financed by capital lease
      obligations                                                           229,958          146,974
    Covenant-not-to-compete and related obligation                           60,000
    Deferred consulting fees and related obligation                         713,316
    Acquisitions
        Fair value of assets acquired                                                      3,092,000
        Liabilities assumed                                                               (5,178,000)
        Liabilities incurred                                                              (1,868,500)
        Stock issued                                                                        (252,000)



================================================================================
See accompanying notes.                                                     F-6

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 1 NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Signature Eyewear, Inc. and Subsidiary (the "Company") designs, markets and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.

The Company's fiscal 2000 and 1999 operations have produced losses and negative cash flow from operations. At October 31, 2000, the Company has negative retained earnings and is in violation of certain loan covenants. However, management believes that since the Company has cash, positive working capital and stockholders' equity and anticipates a profitable fiscal 2001, it will be able to meet its obligations as they become due in the ordinary course of business.

During fiscal 2001, management plans to return to profitability and positive operating cash flow by (i) increasing profit margins by increasing selling prices and lowering product purchase costs, (ii) reducing expenses by decreasing staff, restructuring commissions and cutting certain selling and overhead costs,
(iii) reducing the number of brand name lines, (iv) negotiating discounts and payment plans with vendors, (v) reducing inventory levels, and (vi) aggressively collecting its accounts receivable. Additionally, the Company has retained an investment banker to identify a new lender with an increased line of credit facility.

A summary of significant accounting policies is as follows:

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Signature Eyewear, Inc. and its wholly-owned subsidiary, Signature Eyewear Canada Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     REVENUE RECOGNITION--Revenue is recognized when merchandise is shipped. An allowance for estimated product returns is established based upon actual returns subsequent to year-end and estimated future returns.

     ADVERTISING COSTS--The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended October 31, 2000, 1999 and 1998 amounted to $2,611,209, $867,865 and $782,354, respectively.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization of property and equipment are computed using the straight-line method over the useful economic life of the assets. Depreciation and amortization of property and equipment for tax reporting purposes are computed using various statutory methods as provided in the Internal Revenue Code.

     GOODWILL AND OTHER INTANGIBLE ASSETS--Goodwill represents the excess of purchase price over the fair value of net assets acquired (see Note 2) which is amortized on the straight-line basis over 20 years. Other intangible assets include covenants-not-to-compete and various trademarks which are being amortized on a straight-line basis over periods ranging from 2 to 20 years.



================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1 NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, Continued

     INCOME TAXES--The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires deferred tax liabilities and assets to be recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are provided for temporary differences between financial statement and tax bases of certain liabilities and assets. SFAS No. 109 also requires the Company to recognize income tax benefits for loss carryovers which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The benefit of the Company's operating loss carryforwards has been reduced 100% by a valuation allowance at October 31, 2000.

     CONCENTRATION OF RISK--Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company maintains its temporary cash investments with a high credit quality financial institution. At times, such investments are in excess of the FDIC insurance limit.

     CASH EQUIVALENTS--The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     FINANCIAL INSTRUMENTS--The Company's financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the financial statements.

     IMPAIRMENT OF ASSETS--The Company recognizes impairment losses when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

     FOREIGN CURRENCY TRANSLATION--Substantially all of the Company's international operations use their local currency as their functional currency. Assets and liabilities are, therefore, translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. There have been no significant resulting translation adjustments. Such adjustments would be recorded directly to a separate component of stockholders' equity.

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

     RECLASSIFICATIONS--Certain reclassifications have been made to previously-reported financial statements to conform to this year's presentation and have no effect on previously reported net loss or income.



================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 2 BUSINESS ACQUISITIONS

In June 1999, the Company acquired substantially all of the assets (the "Asset Acquisition") of California Design Studio, Inc. ("CDS"), including its Dakota Smith proprietary name, and an exclusive license for Nicole Miller Eyewear. Total consideration was approximately $7,394,000, consisting of a cash payment of $800,000, payment in full of the $600,000 existing CDS bank loan, the issuance of an unsecured promissory note in the principal amount of $1,250,000 and the assumption of approximately $4,744,000 of the liabilities of CDS. Additionally, the Company recorded $351,000 of acquisition-related expenses.

The Asset Acquisition of CDS has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon the following approximate fair values on the date of the acquisition:


    Current assets                                   $ 2,205,000
    Property and equipment                               170,000
    Goodwill                                           5,105,000
    Other intangibles                                    148,000
    Other noncurrent assets                              117,000
                                                     -----------
    Purchase price                                   $ 7,745,000
                                                     ===========

The $5,105,000 excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. In connection with the Asset Acquisition, the Company entered into a covenant- not-to-compete agreement as well as a consulting agreement with the sole shareholder of CDS. The consideration for the covenant-not-to-compete was $600,000.

The following table reflects unaudited pro forma combined results of operations of the Company and CDS on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:


                                                1999                 1998
                                            ------------         ------------
    Net sales                               $ 48,515,725         $ 51,268,985
    Net income (loss)                         (2,147,922)           2,298,975
    Earnings (loss) per share                      (0.42)                0.44


Effective August 1999, the Company acquired 100% of the capital stock (the "Stock Acquisition") of Great Western Optical ("GWO"), a privately-held corporation. GWO's principal business was the distribution of the Company's products. The purchase price for the Stock Acquisition was approximately $519,500, consisting of the issuance of 50,000 shares of the Company's common stock and 50,000 of stock warrants, valued at $252,000, a note payable for $250,000 and acquisition-related expenses of $17,500.



================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 2 BUSINESS ACQUISITIONS, CONTINUED

The Stock Acquisition of GWO has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon the following approximate fair values on the date of the acquisition:


    Current assets                                   $  565,000
    Property and equipment                                4,500
    Goodwill                                            384,000
    Liabilities                                        (434,000)
                                                      ---------
    Purchase price                                    $ 519,500
                                                      =========

The $384,000 excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. In connection with the Stock Acquisition, the Company entered into a covenant- not-to-compete agreement as well as a consulting agreement with the sole shareholder of the seller corporation.

The Stock Acquisition provides for a purchase price adjustment if the per share market value of the 50,000 shares of common stock issued at the initial Stock Acquisition date is below $7 on July 31, 2001.

In order to reduce overhead, during fiscal 2000, GWO's corporate structure was liquidated with all assets and liabilities and operations absorbed into Signature Eyewear, Inc.

NOTE 3 RESTRUCTURING COSTS

Before October 1, 1999, the Company distributed its eyeglass frames to independent optical retailers in the United States (other than California and Arizona) through distributors. Sales through United States distributors accounted for approximately 51% and 47% of the Company's total net sales for the years ended October 31, 1999 and 1998. Effective October 1, 1999, the Company changed its sales strategy by replacing its domestic network of distributors with its own direct national sales force. Consequently, the Company experienced an abnormally high rate of returns attributable to terminated distributors. The $2,634,500 cost associated with these merchandise returns is reflected as a 1999 restructuring expense. As of October 31, 2000, a number of distributors have sued the Company for the unpaid balances resulting from merchandise returns. However, management believes that all liabilities associated with the returns are adequately accrued.



================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment (stated at cost) as of October 31, 2000 and 1999 consisted of the following:


                                           Periods of
                                          Depreciation
                                        or Amortization      2000           1999
                                        ---------------   ----------     ----------
Office furniture and fixtures               7 years       $  904,465     $  955,908
Computer equipment                          3 years        1,266,877      1,246,737
Software                                    3 years          825,191        597,975
Vehicles                                    7 years                          37,637
Leasehold improvements                   Term of lease     1,185,190        749,019
Machinery and equipment held under
  capitalized leases                     3 to 5 years        376,932        146,974
Machinery and equipment                     5 years          134,163        147,503
                                                          ----------     ----------
                                                           4,692,818      3,881,753
Less accumulated depreciation and
  amortization (including amortization
  on capitalized leases of $62,295 in
  2000 and $7,349 in 1999)                                 2,615,588      2,170,550
                                                          ----------     ----------
Net book value                                            $2,077,230     $1,711,203
                                                          ==========     ==========

Provision for depreciation and amortization charged to operations for the years ended October 31, 2000, 1999 and 1998 amounted to $635,210, $682,131 and
$557,668, respectively (including capitalized lease amortization of $54,946, $7,349 and $10,050, respectively).


================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 5 NOTES PAYABLE

Notes payable at October 31, 2000 and 1999 consisted of the following:



                                                                                   2000              1999
                                                                                ---------       -------------
Accounts Receivable and Loan Agreement payable to a commercial bank ("Bank") in the amount of $5,000,000 (secured by
  substantially all the assets of the Company; maximum amount of loan limited to 60% of eligible accounts receivable [as
  defined] plus 35% of eligible inventory [as defined] to a
  maximum of $4,500,000, less $600,000; interest at the London
  Interbank Offered Rate ["LIBOR"] plus 2.5% or the Bank's prime rate [at the Company's option {revised to 5% above the
  previously prevailing rates, effective November 20, 2000}];
  weighted average interest rate of 9.5%; due September 30, 2000,
  extended to June 30, 2001 pursuant to a Forbearance Agreement)                $5,000,000      $           --

Revolving Credit Agreement payable to a commercial bank ("Bank") in the amount of $5,000,000 (secured by substantially all the Company's assets;
  interest at the London Interbank Offered Rate ["LIBOR"] plus 2.5% or the
  Bank's prime rate [at the Company's option]; weighted average interest
  rate of 8.25%; expired March 31, 2000)                                                               1,500,000

Note payable (unsecured; interest at 6% per annum; due and paid
  January 10, 2000 [see Note 2])                                                                         250,000
                                                                                ----------      ----------------
                                                                                $5,000,000      $      1,750,000
                                                                                ==========      ================


The Forbearance Agreement, dated May 1, 2001, includes various covenants which provisions include that (i) the Company will exert its best efforts to close a Transaction (defined as the recapitalization of the business and/or the sale of the stock and/or substantially all of the business assets) as promptly as possible, and shall have entered into definitive documentation on or before June 30, 2001, and (ii) the outstanding amount of the obligations shall not exceed $8,354,166 (including the term note payable [see Note 6]) and shall be reduced by $100,000 each month beginning in April 2001 (in addition to the ongoing term note monthly principal payment of $72,917). At May 1, 2001, the Company was in compliance with all the covenants of the Forbearance Agreement.


================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 6 LONG-TERM DEBT

Long-term debt at October 31, 2000 and 1999 consisted of the following:


                                                                                           2000            1999
                                                                                       -----------     -----------
Term note payable, Bank, in the amount of $3,500,000 (secured by substantially all the assets of the Company; payable in monthly installments of $72,917 plus interest at 8.52% per annum
  [revised to 13.52% per annum effective November 20, 2000]; due
  September 30, 2000, extended to June 30, 2001 pursuant to a
  Forbearance Agreement [see Note 5])                                                   $3,500,000      $     --

Term note payable, Bank (secured by substantially all the assets of the
  Company; payable in monthly installments of $12,242 plus interest at 8.52%
  per annum until December 31, 2001; LIBOR plus
  2.5% thereafter; restructured in December 1999)                                                         500,000

Note payable, CDS (unsecured; payable in monthly installments of
  $17,042, including interest at 7% per annum; matures on
  January 23, 2004)                                                                      1,086,978       1,210,655

Obligation to vendor (unsecured; $4,195,847 original principal less $639,043 unamortized discount; payable in monthly
  installments of $50,000, including interest imputed at 7.37%
  per annum; matures on July 23, 2002)                                                   3,326,660       3,556,804

Note payable, lessor (unsecured; payable in monthly installments of $4,134, including interest at 10% per annum; matures on
  May 1, 2005)                                                                             181,814         211,608

Obligation assumed in conjunction with acquisition of CDS--see
  Note 2 (payable in quarterly installments of $75,000 commencing
  September 30, 2000; matures on June 30, 2001)                                            225,000         300,000

Obligation in conjunction with acquisition of GWO--see Note 2
  (payable in monthly installments of $5,000 commencing on June
  30, 2000; matures on February 28, 2001)                                                   45,000

Obligation to consultant (unsecured; $999,167 principal less
  $285,850 unamortized discount; payable in monthly installments of $7,500 to December 2000, $5,000 in January and February 2001, $7,500 in March
  2001 and $10,000 thereafter, including
  interest imputed at 8.75%; matures on September 15, 2008)                                666,580

Liability for machinery and equipment under various capitalized lease agreements (interest rates ranging from 8.12% to 11.14% per annum;
  maturing at various dates through August 2004;
  secured by certain machinery and equipment)                                              377,626         231,631
                                                                                        ----------      ----------
                                                                                         9,409,658       6,010,698
Less current portion                                                                     4,603,203         873,505
                                                                                        ----------      ----------
                                                                                        $4,806,455      $5,137,193
                                                                                        ==========      ==========



================================================================================
                                                                            F-13

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 6 LONG-TERM DEBT, CONTINUED

Future minimum payments as of October 31, 2000, under the aforementioned long-term debt, are as follows:


                                                                               Capitalized
                                                                                  Lease
      October 31,                                           Obligations         Agreements            Total
----------------------                                     ------------        -----------       -------------
      2001                                                 $  4,838,032        $   160,210       $  4,998,242
      2002                                                    3,294,412            138,692          3,433,104
      2003                                                      312,653            113,536            426,189
      2004                                                      824,041             26,938            850,979
      2005                                                      148,000                               148,000
      Thereafter                                                350,000                               350,000
                                                           ------------        -----------       -------------
                                                              9,767,138            439,376         10,206,514
    Less imputed interest thereon                               735,105             61,751            796,856
                                                           ------------        -----------       -------------

                                                           $  9,032,033        $   377,625       $  9,409,658
                                                           ============        ===========       =============


NOTE 7 INCOME TAXES

Income tax expense (benefit) consisted of the following:


                                                                2000                1999              1998
                                                             -----------        -----------       ----------
      Current
         Federal                                             $(1,266,914)        $(730,254)        $1,653,000
         State                                                       800               800            363,000
      Deferred                                                   494,117           (53,800)          (157,000)
                                                             -----------         ---------         ----------
                                                             $  (771,997)        $(783,254)        $1,859,000
                                                             ===========         =========         ==========




================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 7 INCOME TAXES, CONTINUED

At October 31, 2000 and 1999, the Company's net deferred tax asset and liability consisted of the following:


                                                     2000              1999
                                                 ------------      -----------
Current--deferred tax assets
    Allowance for doubtful accounts              $   135,000       $    90,000
    Capitalization of inventory costs                504,000           279,000
    Inventory reserve                                219,000            33,000
    Deferred compensation                            227,000
    Sales returns reserve                            125,000
    Other                                            (85,000)          (10,000)
                                                 -----------       -----------
                                                   1,125,000           392,000
Valuation allowance                               (1,125,000)
                                                 -----------       -----------
                                                 $      --         $   392,000
                                                 ===========       ===========

Long-term--deferred tax assets
    Depreciation on property and equipment       $   513,000       $    32,000
    Federal net operating loss carryforward        1,423,000
    State net operating loss carryforward            321,000
    Other                                           (135,000)            4,000
                                                 -----------       -----------
                                                   2,122,000            36,000
Valuation allowance                               (2,122,000)
                                                 -----------       -----------
                                                 $      --         $    36,000
                                                 ===========       ===========


The Company has net operating loss carryforwards of approximately $4,000,000 available through October 2020.

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to loss before benefit for income taxes is as follows:


                                                            2000            1999
                                                         -----------     -----------
Computed income tax benefit at federal statutory rate    $(3,486,944)    $  (711,500)
Increase (reduction) resulting from
    State income taxes                                           800         (32,000)
    Permanent items                                          119,700
    Change in federal valuation allowance                  2,528,000
    Other, net                                                66,447         (39,754)
                                                         -----------     -----------
                                                         $  (771,997)    $  (783,254)
                                                         ===========     ===========



================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 8 COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES--The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California, under an operating lease which expires on May 31, 2005. The lease agreement provides for minimum monthly rental payments ranging from $57,083 to $78,583. The Company is also responsible for the payment of (i) common area operating expenses (as defined), (ii) utilities, and (iii) insurance. The security deposit on the lease includes a $70,000 irrevocable standby letter of credit in favor of the lessor. The lease agreement provides for an option to extend the term of the lease for five additional years.

     The Company has various operating leases for hardware, software and technical support services in connection with implementation of a computer system. The lease agreements provide for minimum monthly payments of $96,871. Upon expiration, the lease agreements provide for an option to extend the term of the lease for 12 months or more at a fair market rental value as mutually agreed to by the lessor and the Company.

     Future minimum lease payments relating to the above operating leases at October 31, 2000 are as follows:


             October 31,                                  Amount
         ------------------                           -------------
                2001                                  $   1,844,440
                2002                                      1,995,763
                2003                                      1,110,926
                2004                                        942,993
                2005                                        550,079
                                                      --------------
                                                       $  6,444,201
                                                      ==============


     Total facilities-related rent expense for the years ended October 31, 2000, 1999 and 1998 amounted to $677,636, $420,471 and $327,269, respectively.
     Lease expense with respect to the computer system amounted to $1,409,337 and $512,252 for the years ended October 31, 2000 and 1999, respectively.

     LICENSE AGREEMENTS--The Company has a license agreement with Laura Ashley Manufacturing, B.V. and Laura Ashley Limited, which grants the Company certain rights to use "Laura Ashley" trademarks in connection with the distribution, marketing and sale of Laura Ashley eyewear products. The license automatically renews annually, so long as the Company is not in breach of the license and generates the required amount of minimum net sales.

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

     The Company has a license agreement with Eddie Bauer, Inc., which grants the Company certain rights to use "Eddie Bauer" trademarks in connection with the distribution, marketing and sale of Eddie Bauer eyewear products and the Eddie Bauer Performance Sunwear using patented technology lenses provided by Oakley, Inc. The license period extends through December 31, 2002 and can be renewed for two consecutive three-year terms (as defined), provided that specified minimum sales are achieved and the Company is not in material default under the license agreement.


================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 8 COMMITMENTS AND CONTINGENCIES, CONTINUED

     The Company has an agreement with Oakley, Inc., pursuant to which Oakley will supply the Company its patented optical lenses for use in Eddie Bauer Performance Sunwear. The agreement extends through December 31, 2002, with an automatic two-year renewal term (as defined), provided that specified minimum sales are achieved and the Company is not in default under the agreement.

     The Company had a license agreement with Coach, a division of Sara Lee Corporation, which grants the Company certain rights to use "Coach" and related trademarks in connection with the distribution, marketing and sale of Coach eyewear products. The license period was to extend through April 30, 2010. In addition to a royalty based on net sales in fiscal 2000, the Company issued to Coach, upon the introduction of Coach Eyewear, three-year warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $6.50 per share and five-year warrants to purchase an additional 50,000 shares of common stock of the Company at an exercise price of $9.50 per share. On December 19, 2000, Coach terminated the license agreement due to alleged breaches of the agreement by the Company.

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

     The Company has a license agreement with bebe stores, inc., which grants the Company certain rights to use the "bebe" trademark in connection with the distribution, marketing and sale of bebe eyewear products. The license period extends through March 31, 2003, and can be renewed for two three-year terms (as defined) thereafter, provided that specified minimum sales are achieved and the Company is not in material default under the license agreement.

     Total minimum royalties under all of the Company's license agreements (excluding the terminated Coach license agreement) are as follows:


               October 31,                                 Amount
           ------------------                           -------------
                  2001                                  $   2,793,103
                  2002                                      3,246,171
                  2003                                      2,705,431
                  2004                                      2,520,664
                  2005                                      1,233,646
              Thereafter                                      248,874
                                                        -------------
                                                        $  12,747,889
                                                        =============

     Total royalty expense charged to operations for the years ended October 31, 2000, 1999 and 1998 amounted to $3,114,807, $2,413,285 and $2,460,329, respectively.

     The Company is also subject to certain claims that arise in the ordinary course of business. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company's financial statements.


================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 9 STOCK WARRANTS AND OPTIONS

The Company sold to Fechtor, Detwiler & Co., Inc. and Van Kasper Company, the managing underwriters of the 1997 offering, warrants to purchase 180,000 shares of common stock for $12.00 per share. The warrants expire on September 16, 2002.

In connection with the acquisition of Great Western Optical, the Company issued warrants to purchase 50,000 shares of common stock for $7.50 per share. The warrants expire on September 10, 2004.

During fiscal 2000, the Company issued warrants to Coach, a licensor, to purchase 50,000 shares of the Company's common stock at an exercise price of $6.50 and 50,000 shares at an exercise price of $9.50.

The following is a summary of warrants outstanding:


                                                  2000                        1999                        1998
                                     ----------------------------  ----------------------------  ----------------------------
                                                      Weighted                      Weighted                      Weighted
                                                       Average                       Average                       Average
                                                      Exercise                      Exercise                      Exercise
                                         Shares         Price         Shares          Price         Shares          Price
                                     ------------- --------------  ------------- --------------  ------------  --------------
    Outstanding, beginning
      of year                             230,000      $11.02           180,000      $12.00           180,000      $12.00
    Issued                                100,000       $8.00            50,000       $7.50
                                     ------------                  -------------                 ------------
    Outstanding, end of year              330,000      $10.11           230,000      $11.02           180,000      $12.00
                                     ============                  =============                 ============


No warrants were exercised during the year ended October 31, 2000.

The Company adopted a Stock Plan (the "Plan") whereby a maximum of 800,000 shares of common stock may be issued from time to time to directors, officers, employees and consultants pursuant to awards such as stock options and restricted stock sales. The Plan terminates in 2007. No compensation expense was required to be recorded over the respective service periods required of the optionees for existing options, because the exercise price was not less than the fair market value of the common stock on the grant dates. The following is a summary of stock option activity under the Plan:


                                             2000                                1999                       1998
                                     ----------------------------  ----------------------------   -------------------------
                                                      Weighted                      Weighted                      Weighted
                                                       Average                       Average                       Average
                                                      Exercise                      Exercise                      Exercise
                                         Shares         Price         Shares          Price         Shares          Price
                                     ------------- --------------  ------------- --------------  ------------  ------------
    Outstanding, beginning of year        635,500       $7.92          477,000       $10.00          454,250       $10.00
    Granted                                 1,300       $4.00          225,700        $4.00           43,500       $10.00
    Canceled                             (107,400)      $7.46          (67,200)       $9.49          (20,750)      $10.00
                                     ------------                 -------------                 ------------
    Outstanding, end of year              529,400       $8.01          635,500        $7.92          477,000       $10.00
                                     ============                 ============                  ============

The following is a summary of options outstanding under the Plan at October 31, 2000:


                Weighted               Number of             Remaining              Number of              Weighted
                 Average                Options             Contractual            Exercisable              Average
             Exercise Price           Outstanding              Life                  Options            Exercise Price
           ------------------     -----------------      -----------------      -----------------     ------------------
                  $8.01                 529,400                  7                   524,300                 $7.99



================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 9 STOCK WARRANTS AND OPTIONS, CONTINUED

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and continues to account for stock options in accordance with Accounting Principles Board Opinion No. 25.

The weighted-average grant date fair value of options granted was $2.02 during 1999. Fair value of options was calculated by using the Black-Scholes options pricing model using the following assumptions for 1999 and 1998 activity:


                                                                   1999                1998
                                                               -----------           ---------
    Expected life                                                 6 years             6 years

    Risk-free interest rate                                       5.825%               5.00%

    Expected volatility                                           46.570%             82.15%

    Dividend yield                                                0.000%              0.000%



Had the Company adopted SFAS 123, pro forma results for fiscal 2000 would not vary significantly from those reported.

On a pro forma basis, the effect of stock-based compensation had the Company adopted SFAS 123 for fiscal 1999 and 1998 is as follows:


                                                                   1999                 1998
                                                               ------------          ---------
    Net income (loss)
        As reported                                            $ (1,309,395)         $2,749,605
        Pro forma                                                (1,933,721)          2,242,005

    Basic and diluted earnings (loss) per share
        As reported                                                   (0.26)               0.52
        Pro forma                                                     (0.38)               0.43



================================================================================
                                                                            F-19

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 10  EARNINGS PER SHARE

The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statements of operations. Earnings (loss) per share ("EPS") is calculated as follows:


                                                                   Year Ended October 31, 2000
                                                        -------------------------------------------------
                                                          Net Loss            Shares          Per-Share
                                                         (Numerator)       (Denominator)        Amount
                                                        -------------      ------------       -----------
    Basic and diluted
        Loss to common stockholders                     $ (9,483,721)        5,058,915           $(1.87)


                                                                   Year Ended October 31, 1999
                                                       --------------------------------------------------
                                                          Net Loss            Shares          Per-Share
                                                         (Numerator)       (Denominator)        Amount
                                                        -------------      ------------       -----------
    Basic and diluted
        Loss to common stockholders                     $ (1,309,395)        5,095,259           $(0.26)

                                                                   Year Ended October 31, 1998
                                                       ---------------------------------------------------
                                                          Net Loss            Shares          Per-Share
                                                         (Numerator)       (Denominator)        Amount
                                                        -------------      ------------       -----------
    Basic and diluted
        Income to common stockholders                   $  2,749,605         5,254,156           $ 0.52



For the years ended October 31, 2000, 1999 and 1998, there were no differences between basic and diluted EPS. Warrants and options to purchase 330,000, 230,000 and 180,000 shares and 529,400, 635,500 and 477,000 shares, respectively, of common stock were outstanding during the years. They were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common stock during the years ended October 31, 2000, 1999 and 1998.

NOTE 11 STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorized 30,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share. In June 1997, a 3.175 to 1 stock split of the Company's common stock was effected. All shares and per-share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

The Board of Directors has the authority to issue the authorized and unissued preferred stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without stockholder approval. No shares of the preferred stock were issued as of October 31, 2000.

In September 1998, the Board of Directors authorized the repurchase of up to $1,000,000 of the Company's common stock in the open market. During the years ended October 31, 2000 and 1999, the Company had repurchased 25,500 and 86,948 shares of the Company's stock at an average price of $3.06 and $4.08 per share for an aggregate amount of $78,032 and $354,341, respectively.


================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 12 EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, and may elect to separately contribute up to 100% of their annual bonus (if any) to the plan. The Company may also elect to make discretionary contributions. For the years ended October 31, 2000 and 1999, the Company made matching contributions to the plan in the amount of $282,589 and $261,686, respectively.

NOTE 13 ECONOMIC DEPENDENCY

The Company made sales to one customer representing approximately 12% of net sales during the year ended October 31, 2000.


================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 14 QUARTERLY INFORMATION (UNAUDITED)


                          First Quarter             Second Quarter            Third  Quarter              Fourth Quarter
                    -----------------------  --------------------------  --------------------------  ---------------------------
                        2000         1999        2000           1999         2000          1999          2000           1999
                    -----------  ----------  ------------   -----------  ------------   -----------  ------------   ------------
Net sales           $12,003,409  $8,856,901  $ 12,389,749   $12,177,743  $ 17,441,961   $12,961,638  $ 10,096,947   $ 10,059,691
Gross profit          7,195,961   4,639,954     7,331,313     6,877,799    10,366,029     7,174,951     5,613,885      6,623,423

Net income (loss)      (252,258)     38,859    (2,468,978)      746,341    (1,017,567)      576,182    (5,744,918)    (2,670,777)

Earnings (loss)
per share, basic
and diluted               (0.05)       0.01         (0.49)         0.15         (0.20)         0.11         (1.13)         (0.52)


================================================================================

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY


INDEPENDENT ACCOUNTANTS' REVIEW REPORT

AND CONSOLIDATED FINANCIAL STATEMENTS


JANUARY 31, 2001

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
TABLE OF CONTENTS
JANUARY 31, 2001
--------------------------------------------------------------------------------



                                                                              Page
                                                                              ----
INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                        F-23


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                              F-24

     Consolidated Statements of Operations                                    F-25

     Consolidated Statements of Cash Flows                                 F-26 - F-27

     Notes to the Consolidated Financial Statements                           F-28

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholders
Signature Eyewear, Inc.

We have reviewed the accompanying consolidated balance sheet of Signature Eyewear, Inc. and Subsidiary as of January 31, 2001 and the related consolidated statements of operations and cash flows for the three-month period ended January 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of October 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 29, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The consolidated statements of operations and cash flows for the three-month period ended January 31, 2000 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.




/s/ Altschuler, Melvoin and Glasser LLP



Los Angeles, California
May 1, 2001

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2001 AND OCTOBER 31, 2000
--------------------------------------------------------------------------------

                                                              January 31,         October 31,
                                                                 2001                2000
                                                              ------------       ------------
                                                              (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                                  $    679,804       $  1,860,451
   Accounts receivable, trade (net)                              9,215,650          8,744,254
   Inventories                                                  16,390,769         18,742,177
   Income taxes refundable                                       1,262,154          1,262,154
   Promotion products and material                               1,857,120          2,082,234
   Prepaid expenses and other current assets                       277,434            314,301
                                                              ------------       ------------
                                                                29,682,931         33,005,571
                                                              ------------       ------------
Property and equipment (net of accumulated
  depreciation and amortization)                                 1,932,792          2,077,230
                                                              ------------       ------------

Other assets
   Goodwill and other intangibles, net                           5,355,565          5,499,351
   Deposits and other assets                                       335,798            852,456
                                                              ------------       ------------
                                                                 5,691,363          6,351,807
                                                              ------------       ------------
                                                              $ 37,307,086       $ 41,434,608
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable, trade                                    $ 12,740,658       $ 14,751,544
   Notes payable                                                 4,469,752          5,000,000
   Current portion of long-term debt                             4,508,640          4,603,203
   Accrued credits                                                 703,325            789,062
   Accrued expenses and other current liabilities                2,362,743          3,042,872
                                                              ------------       ------------
                                                                24,785,118         28,186,681
                                                              ------------       ------------
Long-term debt                                                   3,976,673          4,806,455
                                                              ------------       ------------
Commitments and contingencies

Stockholders' equity
   Preferred stock                                                      --                 --
   Common stock (authorized 30,000,000 shares, $.001 par
     value, 5,056,889 shares issued and outstanding at
     January 31, 2001 and October 31, 2000)                          9,188              9,188
   Paid-in capital                                              14,363,990         14,363,990
   Retained earnings (accumulated deficit)                      (5,827,883)        (5,931,706)
                                                              ------------       ------------
                                                                 8,545,295          8,441,472
                                                              ------------       ------------
                                                              $ 37,307,086       $ 41,434,608
                                                              ============       ============


--------------------------------------------------------------------------------
See accompanying notes.                                                     F-24

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                      2001               2000
                                                  ------------       ------------
Net sales                                         $ 10,889,044       $ 12,003,409
Cost of sales                                        3,760,963          4,807,448
                                                  ------------       ------------
GROSS PROFIT                                         7,128,081          7,195,961
                                                  ------------       ------------
Operating expenses
   Selling                                           3,290,642          3,587,438
   General and administrative                        3,080,519          3,511,306
   Depreciation and amortization                       300,512            333,214
                                                  ------------       ------------
                                                     6,671,673          7,431,958
                                                  ------------       ------------
INCOME (LOSS) FROM OPERATIONS                          456,408           (235,997)
                                                  ------------       ------------
Other income (expense)
   Interest, net                                      (373,833)          (195,498)
   Sundry                                               21,978             11,066
                                                  ------------       ------------
                                                      (351,855)          (184,432)
                                                  ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                      104,553           (420,429)
Provision (benefit) for income taxes                       730           (168,171)
                                                  ------------       ------------
NET INCOME (LOSS)                                 $    103,823       $   (252,258)
                                                  ============       ============
Earnings (loss) per share, basic and diluted
   Earnings (loss) per common share               $       0.02       $      (0.05)
                                                  ============       ============
   Weighted average number of common
     shares outstanding                              5,056,889          5,064,927
                                                  ============       ============


--------------------------------------------------------------------------------
See accompanying notes.                                                     F-25

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                   2001              2000
                                                               -----------       -----------
OPERATING ACTIVITIES
   Net income (loss)                                           $   103,823       $  (252,258)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities
      Depreciation and amortization                                300,512           333,214
      Provision for bad debts                                       13,149            90,504
      Changes in assets--(increase) decrease
         Accounts receivable, trade (net)                         (484,545)       (2,347,076)
         Inventories                                             2,351,588           (46,524)
         Income taxes refundable                                                    (368,171)
         Prepaid expenses and other assets                         135,005           221,743
         Deposits and other assets                                  17,590
      Changes in liabilities--increase (decrease)
         Accounts payable, trade                                (2,010,886)       (1,412,329)
         Income taxes payable                                                     (1,055,667)
         Accrued distributor credits                               (85,737)
         Accrued expenses and other liabilities                   (728,785)         (962,183)
                                                               -----------       -----------
   NET CASH USED IN OPERATING ACTIVITIES                          (388,286)       (5,798,747)
                                                               -----------       -----------
INVESTING ACTIVITIES
   Purchases of property and equipment                             (12,467)          (41,655)
                                                               -----------       -----------
   NET CASH USED IN INVESTING ACTIVITIES                           (12,467)          (41,655)
                                                               -----------       -----------
FINANCING ACTIVITIES
   Borrowings on notes payable, bank                                               2,850,000
   Repayments on notes payable, bank                              (530,248)
   Borrowings on long-term debt                                                    3,500,000
   Principal payments on long-term debt                           (223,200)         (655,921)
   Principal payments on capitalized lease obligations             (26,446)
   Repurchase of common stock                                                        (78,032)
                                                               -----------       -----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (779,894)        5,616,047
                                                               -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (1,180,647)         (224,355)
Cash and cash equivalents
   Beginning of period                                           1,860,451           463,023
                                                               -----------       -----------
   END OF PERIOD                                               $   679,804       $   238,668
                                                               ===========       ===========



--------------------------------------------------------------------------------
                                                                           F-26

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), Continued
THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                           2001             2000
                                                       -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for
      Interest                                         $   386,819      $ 1,042,586
                                                       ===========      ===========
      Income taxes                                     $       730      $   201,350
                                                       ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Consulting obligation                               $                $   773,316
                                                       ===========      ===========



--------------------------------------------------------------------------------
                                                                           F-27

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 UNAUDITED INTERIM FINANCIAL STATEMENTS

The consolidated financial statements should be read in conjunction with the financial statements in this Annual Report on Form 10-K. Significant accounting policies disclosed therein have not changed. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

NOTE 2 BASIS OF PRESENTATION

A summary of significant accounting policies is as follows:

   INCOME TAXES--The Company's effective income tax rate varies from the federal statutory tax rate for the three months ended January 31, 2001 due to the utilization of Net Operating Loss carryforwards and for the three months ended January 31, 2000 principally due to state income taxes.

   EARNINGS PER SHARE--Financial Accounting Standards No. 128 establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share is calculated as follows:

                                                    Three Months Ended January 31, 2001
                                               ---------------------------------------------
                                               Net Income         Shares          Per-Share
                                               (Numerator)      Denominator        Amount
                                               -----------      -----------      -----------
Basic and diluted EPS income available to
  common stockholders                          $   103,823        5,056,889      $      0.02
                                               ===========      ===========      ===========


                                                    Three Months Ended January 31, 2000
                                               ---------------------------------------------
                                                Net Loss          Shares          Per-Share
                                               (Numerator)      Denominator        Amount
                                               -----------      -----------      -----------
Basic and diluted EPS loss available to
  common stockholders                          $  (252,258)       5,064,927      $     (0.05)
                                               ===========      ===========      ===========

Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the three months ended January 31, 2001 the common stock equivalents are not included because the warrants' and options' exercise prices were greater than the average market price of the common stock. For the three months ended January 31, 2000 the common stock equivalents are not included because the Company reported a net loss and their inclusion would be anti-dilutive.


--------------------------------------------------------------------------------

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of May 31, 2001:


                                YEAR FIRST
                                ELECTED OR
                                APPOINTED
     NAME:              AGE     DIRECTOR                  PRINCIPAL OCCUPATION
     -----              ---     --------                  --------------------
NOMINEES:

Bernard Weiss            62        1983      Mr. Weiss has served as Chief Executive  Officer of the Company since  1983.  Mr.  Weiss  served as  Chairman of the Board from
                                             1983 to 1988 and since  June 2000,  and  served as  Co-Chairman from  1989 to June  2000.  Mr.  Weiss  started  in the  optical industry in 1975 as Vice  President of Sales and  Marketing for
                                             Optique du Monde.  From 1977 until he  founded  the  Company in
                                             1983,  Mr. Weiss worked in a variety of executive  positions at companies in the optical industry.

Michael Prince           51        1994      Mr.  Prince  joined  the  Company in 1993 and has served as the
                                             Chief Financial  Officer and as a Director of the Company since
                                             March  1994.   For  more  than  14  years  before  joining  the
                                             Company,  Mr.  Prince's  primary  occupation was as a principal with Prince & Co., a business consulting firm that he owned.

Joel Johnson             46        1998      Mr. Johnson is owner and President of Orchard  Partners,  Inc., a professional  firm providing  advisory  services in corporate finance  which he  formed in  February  1998.  For eight  years before  forming  Orchard  Partners,  Mr.  Johnson served in the investment  banking  department  of  Fechtor,  Detwiler  & Co.,
                                             Inc.  He  received  an MBA in Finance  from the  University  of
                                             Colorado in 1980 and an AB from Harvard College in 1976.

OTHER EXECUTIVE
OFFICERS:
Robert Fried             56                  Mr.  Fried  has  served  as  the  Company's   chief   marketing
                                             executive  since  joining the Company in 1990.  In 1995, he was appointed  the  Company's  Senior Vice  President of Marketing.
                                             Before  joining  the  Company  in 1990,  Mr.  Fried  served  in various  executive  marketing  positions  at  Motorola,  Quasar
                                             Electronics,   Rockwell   International,    Starcraft   Leisure
                                             Products,  Marantz Stereo Company,  Nautilus Fitness,  Inc. and
                                             Hansen Foods.

Robert Zeichick          50                  Mr. Zeichick has served as the Company's chief  advertising and promotion  executive  since  joining  the  Company in  November
                                             1990. In 1995, he was  appointed the Company's  Vice  President of  Advertising  and Sales  Promotion.  From 1988 until joining the Company in 1990, Mr.  Zeichick  served as Vice President of
                                             Advertising and Sales Promotion at Nautilus  Fitness,  Inc. and
                                             Hansen   Foods.   Mr.   Zeichick   worked  as  an   independent
                                             advertising  consultant from 1984 until 1988 and worked on such brand names as Applause, Walt Disney Home Video and Marantz.


ITEM 11--EXECUTIVE COMPENSATION

         The following table sets forth, as to the Chief Executive Officer and as to each of the other persons serving as executive officers as of October 31, 2000 whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE


----------------------------------------------------------------------------------------------------------------------------
                                                                                          LONG TERM
                                                                                         COMPENSATION
                                                                                      -----------------
                                         FISCAL YEAR                                      NUMBER OF
                                           ENDED                                         SECURITIES              ALL OTHER
   NAME AND PRINCIPAL POSITION (1)       OCTOBER 31,         ANNUAL COMPENSATION      UNDERLYING OPTIONS        COMPENSATION
----------------------------------------------------------------------------------------------------------------------------
                                                            SALARY          BONUS
----------------------------------------------------------------------------------------------------------------------------
Bernard Weiss                               2000              $ 230,000        --              --              $ --
         Chief Executive Officer            1999                190,000        --              --
                                            1998                190,000        --              --
----------------------------------------------------------------------------------------------------------------------------
Michael Prince                              2000               $215,000        --              --              $ --
         Chief Financial Officer            1999                175,000         25,000      9,000
                                            1998                175,000         25,000         --
----------------------------------------------------------------------------------------------------------------------------
Robert Fried                                2000               $215,000        --              --              $ --
         Senior Vice President,             1999                175,000        $25,000      9,000
         Marketing                          1998                175,000         25,000         --
----------------------------------------------------------------------------------------------------------------------------
Robert Zeichick                             2000               $215,000        --              --              $ --
         Vice President, Advertising        1999                160,000        $25,000      9,000
         and Sales Promotion                1998                160,952         25,000         --
----------------------------------------------------------------------------------------------------------------------------


OPTION GRANTS IN LAST FISCAL YEAR

There were no option grants to Named Executive Officers in fiscal 2000.

STOCK OPTIONS HELD AT FISCAL YEAR END

     The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at October 31, 2000 and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the Nasdaq Stock Market on October 31, 2000 ($.59 per share). No Named Executive Officer exercise any stock options during fiscal 2000.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                                                 NUMBER OF SECURITIES
                                                 UNDERLYING UNEXECUTED            VALUE OF UNEXERCISED
                                                      OPTIONS AT                  IN-THE-MONEY OPTIONS
                                                  OCTOBER 31, 2000                AT OCTOBER 31, 2000
----                                         ----------------------------     ----------------------------
NAME                                         EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
----                                         -----------    -------------     -----------    -------------
Bernard Weiss                                    12,000            8,000         $    0          $    0
Michael Prince                                   30,000           14,000              0               0



Robert Fried                                     30,000           14,000              0               0
Robert Zeichick                                  30,000           14,000              0               0


EMPLOYMENT CONTRACTS

     Bernard Weiss, Michael Prince, Robert Fried and Robert Zeichick have each entered into an employment agreement with the Company that took effect on September 16, 1997. The present salaries of these executive officers are (subject to increases from time to time approved by the Board of Directors or Compensation Committee): Mr. Weiss--$230,000; Mr. Prince--$215,000; Mr. Fried--$215,000; and Mr. Zeichick-$215,000.

     Upon termination of employment by the Company without cause or by an executive officer upon an adverse event, the executive officer will continue to receive salary and benefits for one year following termination. The employment agreements define an "adverse event" to include the occurrence of any of the following, without the prior written consent of the executive officer: (i) the executive's demotion as evidenced by the loss of the executive officer's title,
(ii) a significant diminution of the executive's on-going duties and responsibilities, (iii) the relocation of the Company's principal executive offices outside the Los Angeles Metropolitan area, or (iv) the Company requiring the executive to relocate to an office outside the Los Angeles Metropolitan area for a period exceeding three months in any calendar year.

STOCK PLAN

     The Company adopted the Signature Eyewear, Inc. 1997 Stock Plan (the "Stock Plan ") in 1997. The purpose of the Stock Plan is to attract, retain and motivate certain key employees of the Company and its subsidiaries by giving them incentives which are linked directly to increases in the value of the Company's Common Stock. Each executive officer, other employee, non-employee director or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the Stock Plan. A maximum of 800,000 shares of Common Stock may be issued pursuant to awards granted under the Stock Plan, subject to certain adjustments to prevent dilution. No person may receive awards representing more than 25% of the number of shares of Common Stock covered by the Stock Plan (200,000 shares). Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the Stock Plan. The Stock Plan terminates in 2007.

     The Stock Plan authorizes its administrator to enter into any type of arrangement with an eligible participant that, by its terms, involves or might involve the issuance of (i) shares of Common Stock, (ii) an option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to the Common Stock, or (iii) any other security or benefit with a value derived from the value of the Common Stock. Any stock option granted pursuant to the Stock Plan may be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or a nonqualified stock option.

     In November 1999, the Board of Directors established a Compensation Committee and delegated to the Compensation Committee the authority to administer the Stock Plan. Before November 1999, the Board of Directors administered the Stock Plan. Subject to the provisions of the Stock Plan, the Compensation Committee will have full and final authority to select the participants to whom awards will be granted thereunder, to grant the awards and to determine the terms and conditions of the awards and the number of shares to be issued pursuant to awards.

DEFERRED COMPENSATION PLAN

     Effective as of January 1, 2000, the Company adopted the Signature Eyewear, Inc. Key Employee Deferred Compensation Plan (the "Deferred Compensation Plan"), a non-qualified deferred compensation plan. The Deferred Compensation Plan is intended to permit the Company's key employees and directors to defer compensation in excess of the limits permitted under the Company's tax-qualified 401(k) plan and to defer taxation on the earnings attributable to compensation deferred under the Deferred Compensation Plan. Participation is limited to a select group of management and highly compensated employees specifically approved by the Compensation Committee. Members of the Board of Directors are also eligible to participate. Participation is voluntary and eligible participants may elect to defer up to 90% of salary, commissions, overrides or director fees and up to 100% of bonuses. The Company credits a matching allocation in the amount of 50% of a participant's deferrals of up to 6% of total compensation. For non-sales employees, the Company match vests at a rate of 20% per year and is fully vested after five years of service. The annual Company match for sales employees will vest at a rate of 20% per year over the five years after the year such match is credited on behalf of the participant. The Deferred Compensation Plan provides accelerated vesting in the event of a participant's death prior to termination of employment, in the event the participant is subject to an involuntary termination within 12 months after a change in control of the Company and a partial acceleration if the Deferred Compensation Plan is terminated. The Deferred Compensation Plan was terminated effective October 31, 2000.

COMPENSATION OF DIRECTORS

     Each director who is not an officer of or otherwise employed by the Company receives an annual retainer of $8,000. During fiscal 2000, each director who was not an officer of the Company was awarded non-statutory stock options to purchase up to 4,000 shares of the Company's Common Stock under the 1997 Stock Plan.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 2001 certain information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company, 498 North Oak Street, Inglewood, California 90302.


                                                   NUMBER OF SHARES OF
                                                      COMMON STOCK
            NAME AND ADDRESS                      BENEFICIALLY OWNED (1)       PERCENT (1)
            ----------------                      ----------------------       -----------
     The Weiss Family  Trust(2)                         2,090,972                41.1%
     Bernard Weiss(2)(3)                                2,110,972                41.4
     Julie Heldman(2)(3)                                2,090,972                41.1
     Robert Fried(4)                                      222,599                 4.3
     Robert Zeichick(4)                                   223,689                 4.4
     Michael Prince(4)                                    143,941                 2.8
     Joel Johnson(5)                                       12,420                  *
     Directors and executive officers
     as a group (5 persons)(6)                          2,713,621                51.7%


-----------
*    Less than one percent.
(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 1, 2001.

(2) Bernard Weiss and Julie Heldman are married. Mr. Weiss and Ms. Heldman are co-trustees of The Weiss Family Trust, and have voting and investment power for shares held by The Weiss Family Trust.

(3) Includes 20,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable.

(4) Includes 44,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable.

(5) Includes 10,500 shares of Common Stock reserved for issuance upon exercise of warrants which currently are exercisable.

(6) Includes 162,500 shares of Common Stock reserved for issuance upon exercise of stock options and warrants which currently are exercisable.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Inapplicable.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed As Part of Report:

     1.   Financial Statements:

          Independent Auditor's Report;

          Consolidated Balance Sheets at October 31, 1999 and 2000;

          Consolidated Statements of Operations for the years ended October 31, 1998, 1999 and 2000;

          Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1998, 1999 and 2000; and

          Consolidated Statements of Cash Flows for the years ended October 31, 1998, 1999 and 2009.

          Independent Auditor's Report

          Consolidated Balance Sheets at January 31, 2001 (unaudited)

          Consolidated Statements of Operations for the three months ended January 31, 2000 and 2001 (unaudited)

          Consolidated Statements of Cash Flows for the three months ended January 31, 2000 and 2001 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)

     2.   Financial Statement Schedules:

          Schedule II--Valuation and Qualifying Accounts

     3.   Exhibits:

          See attached Exhibit List.

(b)  Reports on Form 8-K:

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SIGNATURE EYEWEAR, INC.


                                    By: /s/ MICHAEL PRINCE
                                        ------------------------------
                                        Michael Prince
                                        Chief Financial Officer


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                            Title                            Date
              ---------                            -----                            ----
        /s/ BERNARD WEISS                Chairman of the Board and Chief        June 13, 2001
------------------------------------     Executive Officer
            Bernard Weiss

        /s/ MICHAEL PRINCE
------------------------------------     Chief Financial Officer and            June 13, 2001
           Michael Prince                Director (Principal Financial and
                                         Accounting Officer)

        /s/ JOEL JOHNSON
------------------------------------     Director                               June 13, 2001
            Joel Johnson



                                 EXHIBIT INDEX
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

10.5 License Agreement, dated May 28, 1991, between Laura Ashley Manufacturing B.V. and Registrant, as amended August 2, 1993, May 31, 1994, January 30, 1995, August 21, 1995 and October 4, 2000.
            [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting of Confidential Treatment.]

10.6 Lease Agreement, dated March 23, 1995, between the Registrant and Roxbury Property Management, and Guaranty of Lease, dated March 23, 1995, between Julie Heldman and Bernard Weiss and Roxbury Property Management; First Amendment to Lease, dated May 5, 1998, between Roxbury Property Management and the Registrant; and Second Amendment to Lease, dated June 3, 1998, between Roxbury Property Management and the Registrant. Incorporated by reference to Exhibit 10.6 to Registrant's Form S-1 (SEC Registration No. 333-30017) and Exhibit
            10.17 to Registrant's Annual Report on Form 10-K for the year ended October 31, 1999. Third Amendment to Lease, dated March 2000, between Roxbury Property Management and Registrant.

10.7 Accounts Receivable and Inventory Loan Agreement dated June 26, 2000 between Registrant and City National Bank; Forbearance Agreement dated December 18, 2000; Amendment to Forbearance Agreement dated February 28, 2001; Second Amendment to Forbearance Agreement dated May 1, 2001; and Third Amendment to Forbearance Agreement dated June 8, 2001.

10.8        Employment Agreement between the Registrant and Bernard Weiss.
            Incorporated by reference to Exhibit 10.8 to Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

10.9        Employment Agreement between the Registrant and Michael Prince.
            Incorporated by reference to Exhibit 10.10 to Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

10.10 Employment Agreement between the Registrant and Robert Fried. Incorporated by reference to Exhibit 10.11 of Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

10.11 Employment Agreement between the Registrant and Robert Zeichick. Incorporated by reference to Exhibit 10.12 of Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

10.12 License Agreement, dated June 24, 1997, between Eddie Bauer, Inc. and the Registrant and First Addendum to License Agreement Dated June 24, 1997, dated as of March 26, 1999, between the Registrant and Eddie Bauer, Inc. Incorporated by reference to Exhibit 10.15 to Registrant's Form S-1 (SEC Registration No. 333-30017 and

            Exhibit 10.2 to Registrant's Quarterly Report of Form 10-Q for the quarter ended April 30, 1999. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.13       Form of Representatives' Warrant. Incorporated by reference to
            Exhibit 1.2 to Registrant's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

23.1        Consent of Altschuler, Melvoin and Glasser LLP.

99.1        Schedule II--Valuation and Qualifying Accounts.