Form 10-Q
period 2001-01-31
SIGNATURE EYEWEAR INC
filed 2001-07-05
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 2001

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

                            Yes  [X]         No  [ ]

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,056,889 shares issued and outstanding as of June 30, 2001.

================================================================================

SIGNATURE EYEWEAR, INC.
INDEX TO FORM 10-Q
--------------------------------------------------------------------------------



                             SIGNATURE EYEWEAR, INC.
                               INDEX TO FORM 10-Q


PART I        FINANCIAL INFORMATION                                             PAGE
                                                                                ----
Item 1.       Financial Statements
              Independent Accountants' Review Report.........................    4
              Consolidated Balance Sheets....................................    5
              Consolidated Statements of Operations..........................    6
              Consolidated Statements of Cash Flows..........................    7
              Notes to the Consolidated Financial Statements.................    9
Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................    10
Item 3.       Quantitative and Qualitative Disclosures about Market Risk.....    18
PART II       OTHER INFORMATION
Item 1.       Legal Proceedings..............................................    19
Item 3.       Defaults Upon Senior Securities................................    19
Item 6.       Exhibits and Reports on Form 8-K...............................    19

SIGNATURE EYEWEAR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                     PART I.
                              FINANCIAL INFORMATION



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


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis, which should be read in connection with the Company's Consolidated Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" in this Item 2 of this Form 10-Q, as well as those discussed elsewhere in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

        The following discussion and analysis should be read in connection with the Company's Consolidated Financial Statements and related notes and other financial information included elsewhere in this Form 10-Q.

OVERVIEW

        The Company derives revenues primarily through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, bebe eyes and Nicole Miller Eyewear, and under its proprietary brands Dakota Smith Eyewear, Camelot and Signature.

        The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Its most successful line is Laura Ashley Eyewear, which was launched in 1992. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 77%, 75% and 60% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively. Although the Company expects the Laura Ashley Eyewear and Eddie Bauer lines to continue to be the Company's leading sources of revenue for the near future, the Company expects that increasing sales of its other licensed brands and its own proprietary brands will reduce the percentage of total sales represented by sales of Laura Ashley Eyewear and Eddie Bauer Eyewear.

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

        As a result of the material net loss sustained by the Company in fiscal 2000, the Company has undertaken a turnaround strategy which encompasses the following activities:

        Refinance Credit Facility. The Company defaulted under its secured bank credit facility and is currently operating under a forbearance agreement with the bank which expires August 31, 2001. The Company is attempting to refinance its existing credit facility. The Company has received a written proposal from a new lender to refinance the credit facility. See "Financial Condition, Capital Resources and Liquidity."

        Negotiate Discounts and Payment Plans with Vendors. The Company will attempt to negotiate discounts and/or extended payment plans and improved terms with its vendors and other obligees. During the first quarter of fiscal 2001, the Company negotiated over $400,000 of discounts of accounts payable and other obligations and entered in extended payment programs with more than 20 vendors.

        Increase Gross Profit. To increase its gross profit, the Company has increased prices of most of its frames, will continue to negotiate lower prices and will use lower cost manufacturers to the extent the Company believes such manufacturers can meet the Company's quality requirements.

        Reduce Inventory and Increase Inventory Turnover Rates. The Company is continuing to reduce its inventory to improve its cash position and will attempt to improve inventory turnover by better matching frame purchases with customer orders. The Company also intends to maintain a lower on-hand number of days of selected frames, cases and point-of-purchase materials. The reduction of inventory may adversely affect the Company's gross profit margin if it sells inventory at lower prices.

        Staff Reductions. The Company has decreased the number of full-time employees from a high of 288 in fiscal 2000 to 204 at February 28, 2001 and has also decreased its use of temporary employees.

        Improve Performance of Direct Sales Force. The Company is attempting to improve the performance of its direct sales force by reducing the sales representatives' guaranteed draws and commission structure. The Company has also terminated a number of less productive sales representatives since the end of the fiscal year.

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

        Reduce Number of Brand Name Lines. In order to concentrate its resources, the Company will have fewer brand name lines in 2001 due to the termination of the Coach Eyewear line in December 2000. .

        No assurance can be given the Company will be able to successfully implement any or all of the components of its turnaround strategy, that it will return to profitability or will be able to refinance its credit facility

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                            THREE MONTHS ENDED
                                                                JANUARY 31,
                                                            ------------------
                                                             2001        2000
                                                            ------      ------
Net Sales ............................................       100.0%      100.0%
Cost of sales ........................................        34.6        40.1
                                                            ------      ------
Gross profit .........................................        65.4        59.9
                                                            ------      ------
Operating expenses:
   Selling ...........................................        30.2        29.9
   General and administrative ........................        28.3        29.2
   Depreciation and amortization .....................         2.7         2.8
                                                            ------      ------
        Total operating expenses .....................        61.2        61.9
                                                            ------      ------
 Income (loss) from operations .......................         4.2        (2.0)
                                                            ------      ------
 Other income (expense), net .........................        (3.3)       (1.5)
                                                            ------      ------
 Income (loss) before provision for income taxes .....         1.0        (3.5)
                                                            ------      ------
 Provision (benefit) for income taxes ................           0        (1.4)
                                                            ------      ------
 Net income (loss) ...................................         1.0%       (2.1)%
                                                            ======      ======

        Net Sales. Net sales decreased by 9.3% or $1.1 million from the quarter ended January 31, 2000 (the "2000 Quarter") to the quarter ended January 31, 2001 (the "2001 Quarter"). The following table shows certain information regarding net sales for the periods indicated:

                                     THREE MONTHS ENDED JANUARY 31,
                               ------------------------------------------
                                      2001                     2000            CHANGE
                               ------------------      ------------------      ------
Laura Ashley Eyewear .....     $ 3,464       31.8%     $ 4,501       37.5%      (23.0)%
Eddie Bauer Eyewear ......       3,533       32.5        3,660       30.5        (3.5)%
Other Sales (1) ..........       3,891       35.7        3,842       32.0         1.3%
                               -------     ------      -------     ------      ------
Total ....................     $10,888      100.0%     $12,003      100.0%
                               ======      ======      =======     ======

---------------

(1) Includes net sales of other designer eyewear (Hart Schaffner & Marx, Dakota Smith, Nicole Miller and bebe), private label frames, USA Optical and Optical Surplus, and other miscellaneous products.

        The decrease in the net sales of Laura Ashley Eyewear from the 2000 Quarter to the 2001 Quarter was more than offset by increases in net sales of Nicole Miller Eyewear, bebe eyes and Hart Schaffner & Marx Eyewear. Net sales were adversely affected due to the discontinuation of private label and accessories. Net sales of Laura Ashley Eyewear were lower in the 2001 Quarter due in part to the higher returns. Net sales were positively impacted from frame price increases effected during the 2001 Quarter.

        Gross Profit and Gross Margin. Gross profit decreased less than 1% from the 2000 Quarter to the 2001 Quarter, notwithstanding the 9.3% decrease in net sales, because the gross margin increased from 59.9% to 65.4%. The increase in gross margin was due to direct sales representing a higher percentage of net sales during the 2001 Quarter, to frame price increases implemented by the Company and to lower frame costs negotiated by the Company as part of its turnaround strategy.

        Selling Expenses. Selling expenses decreased 9.1% from the 2000 Quarter to the 2001 Quarter. This decrease was due to lower compensation to sales representatives as a result of reduction in the number of sales representatives and their guaranteed draws and commission structure as part of the Company's turnaround strategy, as well as reduced variable sales expenses.

        General and administrative expenses. General and administrative expenses decreased $431,000 or 12% from the 2000 Quarter to the 2001 Quarter. This decrease was due primarily to decreased compensation expense due to a reduction in permanent and temporary employees, which was offset in part by an increase in legal, accounting and other professional fees.

        Other Income (Expense), Net. Other expenses included primarily interest expense.

        Provision (Benefit) for Income Taxes. As of October 31, 2000 the Company had a federal net operating loss carryforward of approximately $4 million through 2020. As a result, the Company's provision for income taxes for the 2000 Quarter was $730 and the Company had an income tax benefit of $168,000 for the 2000 Quarter.

        Net Income (Loss). The Company had net income in the 2001 Quarter of $105,000 compared to a net loss of $252,000 in the 2000 Quarter. The net income in the 2001 Quarter included approximately $400,000 of vendor discounts of outstanding accounts payable negotiated as part of the Company's turnaround strategy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        The Company's accounts receivable increased from $8.7 million at October 31, 2000 to $9.2 million at January 31, 2001 due to the Company's shift to direct sales to optical retailers from distributor sales, as optical retailers historically have paid more slowly than distributors.

        The Company's inventories decreased from $18.7 million at October 31, 2000 to $16.3 million at January 31, 2001 as part of the Company's turnaround strategy to reduce inventory and improve inventory turnover by better matching frame purchases with customer orders.

        The Company had goodwill of $5.1 million at January 31, 2001 resulting primarily from the acquisition of California Design Studio, Inc. (the "CDS Acquisition") in 1999.

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

        The Company has defaulted under its bank credit facility for various events of default including non-payment at maturity as well other non-compliance with various covenants and conditions. The Company entered into a forbearance agreement with its bank in December 2000, which was amended in February, May and June 2001. Under the forbearance agreement, the bank has agreed to refrain from exercising any rights under the loan agreement for defaults existing at the time of default until the earliest of August 31, 2001, the closing of a recapitalization or sale of the Company which in each case results in the full repayment of the bank loan (a "Transaction") or a default under the forbearance agreement or default under the loan agreement other than an existing default. Among other things, under the forbearance agreement, the Company must provide the bank draft documentation for a Transaction by August 15, 2001 and definitive documentation for a Transaction by August 31, 2001. The failure to comply with the forbearance agreement could result in the bank exercising some or all of its remedies under the loan agreement, including foreclosing on the assets of the Company.

        The Company is actively attempting to refinance the credit facility. The Company has received a written proposal from the new lender to refinance the credit facility with a two-year revolving line of credit for up to $13.5 million. The line of credit would be secured by the assets of the Company with availability tied to eligible accounts receivable and inventory. Closing of the line of credit is subject to satisfy to completion of due diligence and other conditions. No assurance can be given that the Company will obtain this or any other line of credit facility to refinance its existing bank credit facility.

        Long-term debt at January 31, 2001 included: (1) a $0.9 million note payable to California Design Studio, Inc. in connection with the CDS Acquisition; (2) an obligation to a frame vendor of California Design Studio, Inc. (present value of $3.3 million) assumed in connection with the CDS Acquisition; and (3) an obligation to a consultant with a present value $667,000.

        Of the Company's accounts payable at January 31, 2001, $2.5 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $62,000 at January 31, 2001.

        The Company's bad debt write-offs were less than 0.1% of net sales for the 2000 and 2001 Quarters. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

        Commencing the fourth quarter of fiscal 2000 the Company experienced a lack of liquidity. Through implementation of its turnaround strategy in fiscal 2001, its liquidity has improved. Under its bank forbearance agreement, it cannot increase its borrowings from its commercial bank and must refinance the credit facility. Assuming the Company can refinance the credit facility and continue to successfully implement its turnaround strategy, the Company believes it will have adequate liquidity for the next twelve months. However, because of the uncertainties in being able to successfully implementing the turnaround strategy, the Company may also attempt to secure debt or equity financing in addition to refinancing its bank credit facility. Such financing could involve the sale of control of the Company.


INFLATION

        The Company does not believe its business and operations have been materially affected by inflation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

        Need to Refinance Bank Credit Facility

        The Company's bank credit facility matured on September 30, 2000. The Company has defaulted under its bank credit facility by reason of various events of default, including non-payment at maturity and breach of other covenants . The Company entered into a forbearance agreement with its bank regarding the defaults. Under the forbearance agreement, as amended, the bank has agreed to refrain from exercising any rights under the loan agreement for defaults existing at the time of default until the earliest of August 31, 2001, the closing of a recapitalization or sale of the Company which in each case results in the full repayment of the bank loan (a "Transaction") or a default under the forbearance agreement or default under the loan agreement other than an existing default. Among other things, under the forbearance agreement, the Company must provide the bank draft documentation for a Transaction by August 15, 2001 and definitive documentation for a Transaction by August 31, 2001. The Company has received a written proposal from the new lender to refinance the credit facility with a two-year revolving line of credit for up to $13.5 million. The line of credit would be secured by the assets of the Company with availability tied to eligible accounts receivable and inventory. Closing of the line of credit is subject to satisfy to completion of due diligence and other conditions. No assurance can be given that the Company will obtain this or any other line of credit facility to refinance its existing bank credit facility. The failure to comply with the forbearance agreement could result in the bank exercising some or all of its remedies under the loan agreement, including foreclosing on the assets of the Company.

        Liquidity Requirements

        Commencing the fourth quarter of fiscal 2000 the Company experienced a lack of liquidity. Under the forbearance agreement with its commercial bank, it cannot increase its borrowings from the bank and must refinance the credit facility. Assuming the Company can refinance the credit facility, reduce its inventory levels, maintain current sales levels and generally implement the other parts of its turnaround strategy, the Company believes it will have adequate liquidity for the next twelve months. However, because of the uncertainties in being able to successfully implementing the turnaround strategy, the Company may also attempt to secure debt or equity financing in addition to refinancing its bank credit facility. Such financing could involve the sale of control of the Company.

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

        Substantial Dependence upon Laura Ashley and Eddie Bauer Licenses

        Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 75% and 60% of the Company's net sales in fiscal 1999 and fiscal 2000, respectively, and 63% in the 2001 Quarter. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of Nicole Miller Eyewear, Dakota Smith Eyewear and bebe eyes, as well as its own house brands, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Company markets Laura Ashley Eyewear through an exclusive license which terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2002, but may be renewed by the Company at least through 2008 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

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

        International Sales

        International sales accounted for approximately 8.7%, 12.8% and 13.6% of the Company's net sales in fiscal 1999, fiscal 2000 and first quarter of fiscal 2001, respectively. These sales were primarily in England, Canada, Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

        Product Returns

        The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for fiscal 1999 and fiscal 2000 amounted to 22.4% and 30.4% of gross sales (sales before returns), excluding distributor returns of $4.4 million in fiscal 1999 in connection with the Company's decision to terminate its relationship with domestic distributors, respectively. The Company has experienced returns at a rate significantly exceeding its historical levels since commenced selling to United States independent optical retailers directly rather than through distributors. The Company maintains reserves for product returns which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves could have a material adverse impact on the Company's business, operating results and financial condition.

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

        Control by Directors and Executive Officers

        The directors and executive officers of the Company owned approximately 51.7% of the Company's outstanding shares at May 31, 2001. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

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

        No Dividends Anticipated

        The Company is unable to pay any dividends for so long as it is in default under its bank credit facility. In addition, the Company does not currently intend to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of the Company's business.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

        Foreign Currency Risks. During fiscal 2000, at any month-end a maximum of $3.4 million and a minimum of $1.8 million of the Company's accounts payable were payable in foreign currency. At any month-end during the quarter ended January 31, 2001, a maximum of $2.5 million were payable in foreign currency. These foreign currencies included Japanese Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $62,000 at January 31, 2001.

        International sales accounted for approximately 12.8% and 13.6% of the Company's net sales in fiscal 2000 and the quarter ended January 31, 2001, respectively. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (In United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

        Interest Rate Risk. The Company's bank credit facility includes an accounts receivable and inventory revolving credit line and a term loan which are secured by substantially all of the assets of the Company. Under the credit line, the Company may obtain advances up to an amount equal to 60% of eligible accounts receivable and 35% of eligible inventories, up to a maximum of $5,000,000, which advances bear interest at the bank's prime rate or 2.5% in excess of the London Interbank Offered Rate ("LIBOR"), at the Company's option. The term loan was in the amount of $3,500,000, is payable in monthly installments of $73,000 plus interest at the rate of 8.52% per annum. At January 31, 2001, approximately $8.0 million was due to the bank under the Credit Agreement. Any interest which may in the future become payable on the Company's bank line of credit will be based on variable interest rates and will therefore be affected by changes in market interest rates.

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



                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No material changes from prior disclosure.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        The Company has defaulted under its bank credit facility for various events of default including non-payment at maturity as well other non-compliance with various covenants and conditions. As of May 31, 2001, the aggregate outstanding principal and accrued and unpaid interest on the credit facility was $7,872,461. The Company entered into a forbearance agreement in December 2000, amended in February, May and June 2001, with its bank. Under the forbearance agreement, as amended, the bank has agreed to refrain from exercising any rights under the loan agreement for defaults existing at the time of default until the earliest of August 31, 2001, the closing of a recapitalization or sale of the Company which in each case results in the full repayment of the bank loan (a "Transaction") or a default under the forbearance agreement or default under the loan agreement other than an existing default. Among other things, under the forbearance agreement, the Company must provide the bank draft documentation for a Transaction by August 15, 2001 and definitive documentation for a Transaction by August 31, 2001. The failure to comply with the forbearance agreement could result in the bank exercising some or all of its remedies under the loan agreement, including foreclosing on the assets of the Company.

        The Company is actively attempting to refinance the credit facility. The Company has received a written proposal from the new lender to refinance the credit facility with a two-year revolving line of credit for up to $13.5 million. The line of credit would be secured by the assets of the Company with availability tied to eligible accounts receivable and inventory. Closing of the line of credit is subject to satisfy to completion of due diligence and other conditions. No assurance can be given that the Company will obtain this or any other line of credit facility to refinance its existing bank credit facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 5, 2001                      SIGNATURE EYEWEAR, INC.


                                        By: /s/ Michael Prince
                                            ------------------------------------
                                             Michael Prince
                                             Chief Financial Officer