Form 10-Q
period 2001-04-30
SIGNATURE EYEWEAR INC
filed 2001-07-23
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended April 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to _______________.


                         Commission file number 0-23001


                             SIGNATURE EYEWEAR, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         CALIFORNIA                                              95-3876317
-------------------------------                               ----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                              498 NORTH OAK STREET
                           INGLEWOOD, CALIFORNIA 90302
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (310) 330-2700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes   X         No
    -----          -----

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,056,889 shares issued and outstanding as of July 19, 2001.
================================================================================

                             SIGNATURE EYEWEAR, INC.
                               INDEX TO FORM 10-Q




                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements

         Independent Accountants' Review Report ............................  3

         Consolidated Balance Sheets .......................................  4

         Consolidated Statements of Operations .............................  5

         Consolidated Statements of Cash Flows .............................  6

         Notes to the Consolidated Financial Statements ....................  8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........ 17






PART II  OTHER INFORMATION


Item 1.  Legal Proceedings ................................................. 18

Item 3.  Defaults Upon Senior Securities ................................... 18

Item 6.  Exhibits and Reports on Form 8-K .................................. 19

                                     PART I.
                              FINANCIAL INFORMATION



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors and Stockholders
Signature Eyewear, Inc.

We have reviewed the accompanying consolidated balance sheet of SIGNATURE EYEWEAR, INC. AND SUBSIDIARY as of April 30, 2001 and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of October 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 29, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Altschuler, Melvoin and Glasser LLP

Los Angeles, California
June 11, 2001

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

         ASSETS                                                                 April 30, 2001   October 31, 2000
         ------                                                                  ------------      ------------
                                                                                 (Unaudited)
Current Assets:
         Cash and cash equivalents .........................................     $  2,015,087      $  1,860,451
         Accounts receivable, trade (net) ..................................        9,394,107         8,744,254
         Inventories .......................................................       14,789,478        18,742,177
         Income taxes refundable ...........................................           10,480         1,262,154
         Promotion products and material ...................................        1,498,546         2,082,234
         Prepaid expenses and other current assets .........................          236,858           314,301
                                                                                 ------------      ------------
                                                                                   27,944,556        33,005,571
                                                                                 ------------      ------------
Property and Equipment (net of accumulated depreciation and amortization) ..        1,768,059         2,077,230
                                                                                 ------------      ------------
Other Assets:
         Goodwill and other intangibles (net of amortization) ..............        5,215,111         5,499,351
         Deposits and other assets .........................................          243,605           852,456
                                                                                 ------------      ------------
                                                                                    5,458,716         6,351,807
                                                                                 ------------      ------------
                                                                                 $ 35,171,331      $ 41,434,608
                                                                                 ============      ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
         Accounts payable, trade ...........................................     $ 10,737,923      $ 14,751,544
         Note payable, bank ................................................        4,962,025         5,000,000
         Current portion of long-term debt .................................        4,366,842         4,603,203
         Accrued credits ...................................................          555,910           789,062
         Accrued expenses and other current liabilities ....................        1,975,173         3,042,872
                                                                                 ------------      ------------
                                                                                   22,597,873        28,186,681
                                                                                 ------------      ------------
Long-term Debt .............................................................        3,799,132         4,806,455
                                                                                 ------------      ------------
Commitments and Contingencies

Stockholders' Equity:
         Preferred stock (authorized 5,000,000 shares, $.001
            par value, none outstanding)
         Common stock (authorized 30,000,000 shares, $.001 par value,
            5,056,889 shares issued and outstanding at April 30, 2001 and
            October 31, 2000) ..............................................            9,188             9,188
         Paid-in capital ...................................................       14,363,990        14,363,990
         Retained earnings (accumulated deficit) ...........................       (5,598,852)       (5,931,706)
                                                                                 ------------      ------------
                                                                                    8,774,326         8,441,472
                                                                                 ------------      ------------
                                                                                 $ 35,171,331      $ 41,434,608
                                                                                 ============      ============

         The accompanying notes are an integral part of this statement.

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                   Three Months Ended April 30,          Six Months Ended April 30,
                                                  ------------------------------      ------------------------------
                                                      2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------
Net Sales ...................................     $ 11,470,364      $ 12,389,749      $ 22,359,408      $ 24,393,158

Cost of Sales ...............................        4,428,323         5,058,436         8,189,286         9,865,884
                                                  ------------      ------------      ------------      ------------

Gross Profit ................................        7,042,041         7,331,313        14,170,122        14,527,274
                                                  ------------      ------------      ------------      ------------
Operating Expenses:
         Selling ............................        3,343,081         6,065,859         6,633,723         9,653,297
         General and administrative .........        2,851,042         4,429,321         5,931,561         7,940,627
         Depreciation and amortization ......          294,544           278,768           595,056           611,982
                                                  ------------      ------------      ------------      ------------
                                                     6,488,667        10,773,948        13,160,340        18,205,906
                                                  ------------      ------------      ------------      ------------

Income (Loss) from Operations ...............          553,374        (3,442,635)        1,009,782        (3,678,632)
                                                  ------------      ------------      ------------      ------------
Other Income (Expense):
         Interest, net ......................         (355,597)         (294,286)         (729,430)         (489,784)
         Sundry income ......................           31,254            28,930            53,232            39,996
                                                  ------------      ------------      ------------      ------------
                                                      (324,343)         (265,356)         (676,198)         (449,788)
                                                  ------------      ------------      ------------      ------------

Income (Loss) before Income Taxes ...........          229,031        (3,707,991)          333,584        (4,128,420)

Provision (Benefit) for Income Taxes ........                         (1,239,013)              730        (1,407,184)
                                                  ------------      ------------      ------------      ------------

Net Income (Loss) ...........................     $    229,031      $ (2,468,978)     $    332,854      $ (2,721,236)
                                                  ============      ============      ============      ============
Earnings (Loss) Per Share, Basic and Diluted:
         Earnings (Loss) per common share ...     $       0.05      $      (0.49)     $       0.07      $      (0.54)
                                                  ============      ============      ============      ============
         Weighted average number of common
             shares outstanding .............        5,056,889         5,056,889         5,056,889         5,060,952
                                                  ============      ============      ============      ============



         The accompanying notes are an integral part of this statement.

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended April 30,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  ------------      ------------
Cash Flows from Operating Activities:
       Net income (loss) ....................................     $    332,854      $ (2,721,236)
       Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
              Depreciation and amortization .................          595,056           611,982
              (Gain) loss on disposals of equipment .........           11,776              (547)
              Provision for bad debts .......................           49,404            14,609
              Deferred income taxes .........................                           (207,187)
              Changes in assets -- (increase) decrease:
                  Accounts receivable, trade ................         (699,257)       (3,698,690)
                  Inventories ...............................        3,952,699        (1,307,412)
                  Income taxes refundable ...................        1,251,674          (744,589)
                  Prepaid expenses and other assets .........          534,156           424,579
                  Deposits and other assets .................          109,783            23,621
              Changes in liabilities -- increase (decrease):
                  Accounts payable, trade ...................       (4,013,621)        3,079,053
                  Accrued credits ...........................         (233,152)       (1,055,667)
                  Accrued expenses and other liabilities ....       (1,116,355)          161,319
                                                                  ------------      ------------
       Net cash provided by (used in) operating activities ..          775,017        (5,420,165)
                                                                  ------------      ------------
 Cash Flows from Investing Activities:
       Purchases of property and equipment ..................          (13,422)         (433,523)
       Acquisition of businesses, net of cash acquired ......                             11,300
                                                                  ------------      ------------
       Net cash used in investing activities ................          (13,422)         (422,223)
                                                                  ------------      ------------
 Cash Flows from Financing Activities:
       Borrowings on notes payable, bank ....................                          7,540,833
       Repayments on notes payable, bank ....................          (37,975)       (3,357,833)
       Borrowings on long-term debt .........................                          3,500,000
       Principal payments on long-term debt .................         (507,377)         (746,833)
       Principal payments on capitalized lease obligations ..          (61,607)          (31,503)
       Repurchase of common stock ...........................                            (78,032)
                                                                  ------------      ------------

       Net cash provided by (used in) financing activities ..         (606,959)        6,826,632
                                                                  ------------      ------------

 Net Increase in Cash and Cash Equivalents ..................          154,636           984,244
 Cash and Cash Equivalents, Beginning of Period .............        1,860,451           463,023
                                                                  ------------      ------------

       End of period ........................................     $  2,015,087      $  1,447,267
                                                                  ------------      ------------

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                                   (UNAUDITED)



                                                                     Six Months Ended April 30,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  ------------      ------------

Supplementary Disclosures of Cash Flow Information:
         Cash paid during the period for:

                  Interest...................................     $    696,729      $    532,581
                                                                  ============      ============

                  Income taxes...............................     $        730      $    201,350
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

SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1   UNAUDITED INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of Signature Eyewear, Inc. (the "Company") for the year ended October 31, 2000. Significant accounting policies disclosed therein have not changed. Certain reclassifications of prior periods amounts have been made to conform to the current presentation.

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

NOTE 2   BASIS OF PRESENTATION

         A summary of significant accounting policies is as follows:

         Income Taxes --The Company's effective income tax rate varies from the federal statutory tax rate for the six months ended April 30, 2001 due to the utilization of net operating loss carryforwards and for the six months ended April 30, 2000 principally due to state incomes taxes.

         Earnings Per Share --Financial Accounting Standards No. 128 establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share is calculated as follows:

                                Three Months Ended April 30,      Six Months Ended April 30,
                                   2001             2000             2001             2000
                               ------------     ------------     ------------     ------------
Numerator
   Net income (loss) ........  $    229,031     $ (2,468,978)    $    332,854     $ (2,721,236)
                               ============     ============     ============     ============
Denominator
   Weighted average shares...     5,056,889        5,056,889        5,056,889        5,060,952
                               ============     ============     ============     ============
Basic and diluted earnings
   (loss) per share .........  $       0.05     $      (0.49)    $       0.07     $      (0.54)
                               ============     ============     ============     ============

         Warrants and options issued by the Company are only included in the computation of weighted average number of shares where their inclusion is not anti-dilutive. For the six months and three months ended April 30, 2001, the common stock equivalents are not included because the warrants' and options' exercise prices were greater than the average market price of the common stock. For the six months and three months ended April 30, 2000, the common stock equivalents are not included because the Company reported a net loss and their inclusion would be anti-dilutive.

NOTE 3   BANK LOAN

         On June 8, 2001, the Company amended its forbearance agreement with City National Bank to extend the expiration date to August 31, 2001.

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

         NEGOTIATE DISCOUNTS AND PAYMENT PLANS WITH VENDORS. The Company will continue to negotiate discounts and/or extended payment plans and improved terms with its vendors and other obligees. During the first six months of fiscal 2001, the Company had negotiated over $550,000 of discounts of accounts payable and other obligations and entered in extended payment programs with more than 20 vendors.

         INCREASE GROSS PROFIT. To increase its gross profit, the Company has increased prices of most of its frames, will continue to negotiate lower prices and will use lower cost manufacturers to the extent the Company believes such manufacturers can meet the Company's quality requirements.

         REDUCE INVENTORY AND INCREASE INVENTORY TURNOVER RATES. The Company is continuing to reduce its inventory to improve its cash position and will attempt to improve inventory turnover by better matching frame purchases with customer orders. Inventory has been reduced from $18.7 million at October 31, 2001 to $14.8 million at April 30, 2001. The Company also intends to maintain a lower on-hand number of days of selected frames, cases and point-of-purchase materials. The reduction of inventory may adversely affect the Company's gross profit margin if it sells inventory at lower prices.

         STAFF REDUCTIONS. The Company has decreased the number of full-time employees from a high of 288 in fiscal 2000 to 206 at April 30, 2001 and has also decreased its use of temporary employees. These staff reductions have resulted in a reduction of the average monthly payroll of between $250,000 and $300,000.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           APRIL 30,                APRIL 30,
                                                    ---------------------     ---------------------
                                                      2000         2001         2000         2001
                                                    --------     --------     --------     --------
Net Sales .....................................        100.0%       100.0%       100.0%       100.0%
Cost of sales .................................         40.8         38.6         40.4         36.7
                                                    --------     --------     --------     --------
Gross profit ..................................         59.2         61.4         59.6         63.3
                                                    --------     --------     --------     --------
Operating expenses:
   Selling ....................................         48.9         29.2         39.6         29.7
   General and administrative .................         35.8         24.9         32.6         26.6
   Depreciation and amortization ..............          2.3          2.6          2.5          2.7
                                                    --------     --------     --------     --------
        Total operating expenses ..............         87.0         56.6         74.7         58.9
                                                    --------     --------     --------     --------
Income (loss) from operations .................        (27.8)         4.9        (15.1)         4.6
                                                    --------     --------     --------     --------
Other income (expense), net ...................         (2.1)        (2.9)        (1.8)        (3.1)
                                                    --------     --------     --------     --------
Income (loss) before provision for income taxes        (29.9)         2.0        (16.9)         1.5
                                                    --------     --------     --------     --------
Provision (benefit) for income taxes ..........        (10.0)        10.0         (5.8)         0.0
                                                    --------     --------     --------     --------
Net income (loss) .............................        (19.9)         2.0%       (11.1)%        1.5%
                                                    ========     ========     ========     ========

         NET SALES. Net sales decreased by 7.4% or $0.9 million from the quarter ended April 30, 2000 (the "2000 second quarter") to the quarter ended April 30, 2001 (the "2001 second quarter"), and by 8.3% or $2.0 million from the six months ended April 30, 2000 (the "2000 six months") to the six months ended April 30, 2001 (the "2001 six months"). The following table shows certain information regarding net sales for the periods indicated:

                              THREE MONTHS ENDED APRIL 30,                   SIX MONTHS ENDED APRIL 30,
                          -----------------------------------           -----------------------------------
                                2001               2000        CHANGE         2001               2000        CHANGE
                          ----------------   ----------------  ------   ----------------   ----------------  ------
Laura Ashley Eyewear..... $ 3,580    31.3%   $ 4,320    34.9%  (3.6%)   $ 7,044    31.5%   $ 8,821    36.2%  (4.7%)
Eddie Bauer Eyewear......   2,758    24.0      3,216    26.0   (2.0%)     6,216    27.8      6,876    28.2    (.4%)
Other Sales (1)..........   5,117    44.7      4,854    39.1    5.6%      9,099    40.7      8,696    35.6    5.1%
                          -------  -------   -------  -------           -------  -------   -------  -------
Total.................... $11,455   100.0%   $12,390   100.0%     0%    $22,359   100.0%   $24,393   100.0%     0%
                          =======  =======   =======  =======           =======  =======   =======  =======

---------------
(1) Includes net sales of other designer eyewear (Hart Schaffner & Marx, Dakota Smith, Nicole Miller and bebe), private label frames, USA Optical and Optical Surplus, and other miscellaneous products.

         The decrease in the net sales in the 2001 second quarter was substantially due to the discontinuation of sales of private label frames, accessories and Coach Eyewear, which totaled $1.0 million in the 2000 second quarter. Sales of the Company's other designer eyewear and other products were $11.3 million and $11.4 million in the 2001 second quarter and the 2000 second quarter, respectively. The decrease in the net sales in the 2001 six months was due primarily to the discontinuation of sales of private label frames, accessories and Coach Eyewear, which decrease by $1.2 million between periods. Net sales of Laura Ashley Eyewear were lower in the 2001 periods due in part to the higher returns. Net sales in the 2001 periods were positively impacted from frame price increases effected during the first quarter of 2001 and were adversely affected by industry-wide decreases in frame sales.

         GROSS PROFIT AND GROSS MARGIN. Gross profit decreased less than 4.0% and 2.5% from the 2000 second quarter and 2001 six months, respectively, notwithstanding the 7.4% and 8.3%, respectively, decrease in net sales, because the gross margin increased from 59.2% to 61.4% between quarters and 59.6% to 63.3% between the six month periods. The increases in gross margin were due to direct sales representing a higher percentage of net sales during the 2001 periods, to frame price increases implemented by the Company and to lower frame costs negotiated by the Company as part of its turnaround strategy.

         SELLING EXPENSES. Selling expenses decreased 44.9% from the 2000 second quarter to the 2001 second quarter and 31.3% from the 2000 six months to the 2001 six months. These decreases were due to: (i) lower compensation to sales representatives as a result of reduction in the number of sales representatives and their guaranteed draws and commission structure as part of the Company's turnaround strategy; (ii) reduced variable sales expenses due to lower net sales; (iii) reduced tradeshow expenses as the Company elected not to participate in certain tradeshows; and (iv) reduced launch expenses, as the Company launched Coach Eyewear and bebe eyes in the second quarter of 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $1,578,000 or 35.6% from the 2000 second quarter to the 2001 second quarter and $2,009,000 or 25.3% from the 2000 six months to the 2001 six months. These decreases were due primarily to decreased compensation expense due to a reduction in permanent and temporary employees, which was offset in part by an increase in legal, accounting and other professional fees.

         OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense, which increased due to higher outstanding borrowings and higher interest rates.

         PROVISION (BENEFIT) FOR INCOME TAXES. As of October 31, 2000 the Company had a federal net operating loss carryforward of approximately $4 million through 2020. As a result, the Company had no provision for income taxes for the 2001 second quarter and a $730 provision for the 2001 six months, compared to income tax benefits of $1,239,000 for the 2000 second quarter and $1,407,000 for the 2001 six months.

         NET INCOME (LOSS). The Company had net income in the 2001 second quarter and 2001 six months of $229,000 and $333,000, respectively, compared to net losses of $2,469,000 and $2,721,000 in the 2000 second quarter and 2000 six months respectively. The net income in the 2001 second quarter and 2001 six months included approximately $150,000 and $550,000, respectively, of vendor discounts of outstanding accounts payable negotiated as part of the Company's turnaround strategy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's accounts receivable increased from $8.7 million at October 31, 2000 to $9.4 million at April 30, 2001 due to the Company's shift to direct sales to optical retailers from distributor sales, as optical retailers historically have paid more slowly than distributors.

         The Company's inventories decreased from $18.7 million at October 31, 2000 to $14.8 million at April 30, 2001 as part of the Company's turnaround strategy to reduce inventory and improve inventory turnover by better matching frame purchases with customer orders.

         The Company had goodwill of $5.2 million at April 30, 2001 resulting primarily from the acquisition of California Design Studio, Inc. (the "CDS Acquisition") in 1999.

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

         The Company has defaulted under its bank credit facility for various events of default including non-payment at maturity as well other non-compliance with various covenants and conditions. Since the default, the Company has been charged a default interest rate equal to the bank's prime rate of interest plus 5%. The Company entered into a forbearance agreement with its bank in December 2000, which was amended in February, May and June 2001. Under the forbearance agreement, the bank has agreed to refrain from exercising any rights under the loan agreement for defaults existing at the time of default until the earliest of August 31, 2001, the closing of a recapitalization or sale of the Company which in each case results in the full repayment of the bank loan (a "Transaction") or a default under the forbearance agreement or default under the loan agreement other than an existing default. Among other things, under the forbearance agreement, the Company must provide the bank draft documentation for a Transaction by August 15, 2001 and definitive documentation for a Transaction by August 31, 2001. The failure to comply with the forbearance agreement could result in the bank exercising some or all of its remedies under the loan agreement, including foreclosing on the assets of the Company.

         The Company is actively attempting to refinance the credit facility. The Company has received a written proposal from the new lender to refinance the credit facility with a two-year revolving line of credit for up to $13.5 million. The line of credit would be secured by the assets of the Company with availability tied to eligible accounts receivable and inventory. Closing of the line of credit is subject to satisfactory completion of due diligence and other conditions. No assurance can be given that the Company will obtain this or any other line of credit facility to refinance its existing bank credit facility.

         Long-term debt at April 30, 2001 included: (1) a $0.9 million note payable to California Design Studio, Inc. in connection with the CDS Acquisition; and (2) an obligation to a frame vendor of California Design Studio, Inc. (present value of $3.3 million) assumed in connection with the CDS Acquisition.

         Of the Company's accounts payable at April 30, 2001, $1.8 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $43,000 at April 30, 2001.

         The Company's bad debt write-offs were less than 0.2% of net sales for the 2000 and 2001 six months. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

         Commencing the fourth quarter of fiscal 2000 the Company experienced a lack of liquidity. Through implementation of its turnaround strategy in fiscal 2001, its liquidity has improved. Under its bank forbearance agreement, it cannot increase its borrowings from its commercial bank and must refinance the credit facility. Assuming the Company can refinance the credit facility and continue to successfully implement its turnaround strategy, the Company believes it will have adequate liquidity for the next twelve months. However, because of the uncertainties in being able to successfully implement the turnaround strategy, the Company may also attempt to secure debt or equity financing in addition to refinancing its bank credit facility. Such financing could involve the sale of control of the Company.

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

         NEED TO GENERATE INCREASED REVENUES

         The Company's conversion in October 1999 from selling to independent optical retailers in the United States through a direct national sales force instead of distributors was not successful. The Company believed that it needed to expand its direct sales force to approximately 130 sales representatives by the end of fiscal 2000 to generate unit sales commensurate with unit sales through its distributor network. The Company was unable to attract that number of qualified sales representatives, and the domestic direct sales force did not exceed 88 during the year. That number had decreased to approximately 55 at April 30, 2001 due to attrition and terminations by the Company. While the Company's turnaround strategy provides for significant reductions in costs and expenses, the Company must also generate sufficient sales to become profitable.

         SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY AND EDDIE BAUER LICENSES

         Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 75% and 60% of the Company's net sales in fiscal 1999 and fiscal 2000, respectively, and 59% in the first six months of fiscal 2001. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of Nicole Miller Eyewear, Dakota Smith Eyewear and bebe eyes, as well as its own house brands, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Company markets Laura Ashley Eyewear through an exclusive license which terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2002, but may be renewed by the Company at least through 2008 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

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

         INTERNATIONAL SALES

         International sales accounted for approximately 8.7%, 12.8% and 11.5% of the Company's net sales in fiscal 1999, fiscal 2000 and first six months of fiscal 2001, respectively. These sales were primarily in England, Canada, Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

         FOREIGN CURRENCY RISKS. During fiscal 2000, at any month-end a maximum of $3.4 million and a minimum of $1.8 million of the Company's accounts payable were payable in foreign currency. At any month-end during the six months ended April 30, 2001, a maximum of $2.5 million were payable in foreign currency. These foreign currencies included Japanese Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $43,000 at April 30, 2001.

         International sales accounted for approximately 12.8% and [13.6%] of the Company's net sales in fiscal 2000 and the six months ended April 30, 2001, respectively. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (In United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

         INTEREST RATE RISK. The Company's bank credit facility includes an accounts receivable and inventory revolving credit line and a term loan which are secured by substantially all of the assets of the Company. Under the credit line, the Company may obtain advances up to an amount equal to 60% of eligible accounts receivable and 35% of eligible inventories, up to a maximum of $5,000,000, which advances bear interest at the bank's prime rate or 2.5% in excess of the London Interbank Offered Rate ("LIBOR"), at the Company's option. The term loan was in the amount of $3,500,000, is payable in monthly installments of $73,000 plus interest at the rate of 8.52% per annum. At April 30, 2001, approximately $8.2 million was due to the bank under the Credit Agreement. Any interest which may in the future become payable on the Company's bank line of credit will be based on variable interest rates and will therefore be affected by changes in market interest rates. Since September 30, 2000, the Company has been charged a default rate of interest equal to the bank's prime rate plus 5%.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company has defaulted under its bank credit facility for various events of default including non-payment at maturity as well other non-compliance with various covenants and conditions. As of July 10, 2001, the aggregate outstanding principal and accrued and unpaid interest on the credit facility was $6,909,778. The Company entered into a forbearance agreement in December 2000, amended in February, May and June 2001, with its bank. Under the forbearance agreement, as amended, the bank has agreed to refrain from exercising any rights under the loan agreement for defaults existing at the time of default until the earliest of August 31, 2001, the closing of a recapitalization or sale of the Company which in each case results in the full repayment of the bank loan (a "Transaction") or a default under the forbearance agreement or default under the loan agreement other than an existing default. Among other things, under the forbearance agreement, the Company must provide the bank draft documentation for a Transaction by August 15, 2001 and definitive documentation for a Transaction by August 31,

2001. The failure to comply with the forbearance agreement could result in the bank exercising some or all of its remedies under the loan agreement, including foreclosing on the assets of the Company.

         The Company is actively attempting to refinance the credit facility. The Company has received a written proposal from the new lender to refinance the credit facility with a two-year revolving line of credit for up to $13.5 million. The line of credit would be secured by the assets of the Company with availability tied to eligible accounts receivable and inventory. Closing of the line of credit is subject to satisfactory completion of due diligence and other conditions. No assurance can be given that the Company will obtain this or any other line of credit facility to refinance its existing bank credit facility.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 22, 2001                             SIGNATURE EYEWEAR, INC.


                                                By: /s/ Michael Prince
                                                    -----------------------
                                                    Michael Prince
                                                    Chief Financial Officer