Form 10-Q
period 2001-07-31
SIGNATURE EYEWEAR INC
filed 2001-09-14
CIK 1036292

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended July 31, 2001

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ______________ to __________________.


                         Commission file number 0-23001


                             SIGNATURE EYEWEAR, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

             CALIFORNIA                                        95-3876317
             ----------                                        ----------
  (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

                              498 NORTH OAK STREET
                           INGLEWOOD, CALIFORNIA 90302
                           ---------------------------
                    (Address of Principal Executive Offices)

                                 (310) 330-2700
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

            State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,056,889 shares issued and outstanding as of August 31, 2001.
================================================================================

                             SIGNATURE EYEWEAR, INC.
                               INDEX TO FORM 10-Q

PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements                                                 3
         Independent Accountants' Review Report                               3
         Consolidated Balance Sheets                                          4
         Consolidated Statements of Operations                                5
         Consolidated Statements of Cash Flows                                6
         Notes to the Consolidated Financial Statements                       8
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk          18
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings                                                   19
Item 3.  Defaults Upon Senior Securities                                     19
Item 6.  Exhibits and Reports on Form 8-K                                    19

1.          FINANCIAL INFORMATION

ITEM 1      CONSOLIDATED FINANCIAL STATEMENTS

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
Signature Eyewear, Inc.

We have reviewed the accompanying consolidated balance sheet of SIGNATURE EYEWEAR, INC. AND SUBSIDIARY as of July 31, 2001 and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

/S/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
August 30, 2001

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                         July 31, 2001    October 31, 2000
                                                                          ------------      ------------
                                                                           (Unaudited)
ASSETS

Current Assets:
       Cash and cash equivalents ....................................     $  1,560,970      $  1,860,451
       Accounts receivable, trade (net) .............................        7,947,013         8,744,254
       Inventories ..................................................       14,882,145        18,742,177
       Income taxes refundable ......................................             --           1,262,154
       Promotion products and material ..............................        1,286,017         2,082,234
       Prepaid expenses and other current assets ....................          173,921           314,301
                                                                          ------------      ------------
                                                                            25,850,066        33,005,571
                                                                          ------------      ------------
Property and Equipment (net of accumulated depreciation and
       amortization) ................................................        1,657,789         2,077,230
                                                                          ------------      ------------
Other Assets:
       Goodwill and other intangibles (net) .........................        5,095,141         5,499,351
       Deposits and other assets ....................................          113,449           852,456
                                                                          ------------      ------------
                                                                             5,208,590         6,351,807
                                                                          ------------      ------------
                                                                          $ 32,716,445      $ 41,434,608
                                                                          ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable, trade ......................................     $  9,479,638      $ 14,751,544
       Note payable, bank ...........................................        3,620,180         5,000,000
       Current portion of long-term debt ............................        3,994,302         4,603,203
       Accrued credits ..............................................          474,910           789,062
       Accrued expenses and other current liabilities ...............        2,164,905         3,042,872
                                                                          ------------      ------------
                                                                            19,751,935        28,186,681
                                                                          ------------      ------------
Long term liabilities
       Long-term debt ...............................................        3,659,653         4,806,455
       Other ........................................................          376,731
                                                                          ------------      ------------
                                                                             4,036,384         4,806,455
                                                                          ------------      ------------
Commitments and contingencies
                                                                          ------------      ------------
Stockholders' Equity:
       Preferred stock (authorized 5,000,000 shares, $.001 par
           value, none outstanding)..................................
       Common stock (authorized 30,000,000 shares, $.001 par
           value, 5,056,889 shares issued and outstanding at July 31,
           2001 and October 31, 2000) ...............................            9,188             9,188
       Paid-in capital ..............................................       14,363,990        14,363,990
       Retained earnings (accumulated deficit) ......................       (5,445,052)       (5,931,706)
                                                                          ------------      ------------
                                                                             8,928,126         8,441,472
                                                                          ------------      ------------
                                                                          $ 32,716,445      $ 41,434,608
                                                                          ============      ============

                             See accompanying notes

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended July 31,         Nine Months Ended July 31,
                                                  ------------------------------      ------------------------------
                                                      2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------
Net Sales ...................................     $ 11,821,152      $ 17,441,961      $ 34,180,560      $ 41,835,119

Cost of Sales ...............................        4,656,634         7,075,932        12,845,920        16,941,816
                                                  ------------      ------------      ------------      ------------

Gross Profit ................................        7,164,518        10,366,029        21,334,640        24,893,303
                                                  ------------      ------------      ------------      ------------

Operating Expenses:
Selling .....................................        2,663,610         6,858,007         9,297,333        16,511,304
General and administrative ..................        3,771,736         4,735,232         9,703,297        12,675,859
Depreciation and amortization ...............          241,749           278,829           836,805           890,811
                                                  ------------      ------------      ------------      ------------
                                                     6,677,095        11,872,068        19,837,435        30,077,974

Income (Loss) from Operations ...............          487,423        (1,506,039)        1,497,205        (5,184,671)
                                                  ------------      ------------      ------------      ------------

Other Income (Expense):
Interest, net ...............................         (293,204)         (280,207)       (1,022,634)         (769,991)
Sundry ......................................          (35,582)          (39,453)           17,651               543
                                                  ------------      ------------      ------------      ------------
                                                      (328,786)         (319,660)       (1,004,983)         (769,448)
                                                  ------------      ------------      ------------      ------------

Income (Loss) before Income Taxes ...........          158,637        (1,825,699)          492,222        (5,954,119)

Provision (Benefit) for Income Taxes ........            4,838          (808,132)            5,568        (2,215,316)
                                                  ------------      ------------      ------------      ------------

Net Income (Loss) ...........................     $    153,799      $ (1,017,567)     $    486,654      $ (3,738,803)
                                                  ============      ============      ============      ============

Earnings (Loss) Per Share, Basic and Diluted:
Earnings (Loss) per common share ............     $       0.03      $      (0.20)     $       0.10      $      (0.74)
                                                  ============      ============      ============      ============
Weighted average number of common
shares outstanding ..........................        5,056,889         5,056,889         5,056,889         5,059,588
                                                  ============      ============      ============      ============

                             See accompanying notes

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended July 31,
                                                                ------------------------------
                                                                    2001              2000
                                                                ------------      ------------
Cash Flows from Operating Activities:
     Net income (loss) ....................................     $    486,654      $ (3,738,803)
     Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
           Depreciation and amortization ..................          836,805           890,811
           Loss (gain) on disposal of equipment ...........           11,776            (1,989)
           Provision for bad debts ........................           47,257           106,130
           Provision for inventory reserve ................         (161,004)             --
           Deferred income taxes ..........................             --          (1,015,319)
           Other ..........................................          (13,940)
           Changes in assets -- (increase) decrease:
                 Accounts receivable, trade ...............          749,984        (7,079,950)
                 Inventories ..............................        4,021,036        (2,974,626)
                 Income taxes refundable ..................        1,262,154          (584,599)
                 Prepaid expenses and other assets ........          809,622            83,851
                 Deposits and other assets ................          239,939            16,003
           Changes in liabilities - increase (decrease):
                 Accounts payable, trade ..................       (5,253,907)        7,289,883
                 Accrued credits ..........................         (314,152)         (869,123)
                 Accrued expenses and other liabilities ...         (926,622)        1,521,418
                 Other liabilities ........................          221,855              --
                                                                ------------      ------------

     Net cash provided by (used in) operating activities ..        2,017,457        (6,356,583)
                                                                ------------      ------------

Cash Flows from Investing Activities:
     Purchases of property and equipment ..................          (66,115)         (828,115)
     Acquisition of businesses, net of cash acquired ......             --              11,300
                                                                ------------      ------------

     Net cash used in investing activities ................          (66,115)         (816,815)
                                                                ------------      ------------

Cash Flows from Financing Activities:
     Checks issued in excess of deposits ..................             --             306,828
     Borrowings on notes payable, bank ....................             --          11,570,833
     Repayments on notes payable, bank ....................       (1,379,820)       (4,425,833)
     Principal payments on long-term debt .................         (777,336)         (814,764)
     Capital lease obligations ............................             --             230,701
     Principal payments on capitalized lease obligations ..          (93,667)          (51,594)
     Repurchase of common stock ...........................             --             (78,032)
                                                                ------------      ------------

     Net cash provided by (used in) financing activities ..       (2,250,823)        6,738,139
                                                                ------------      ------------

Net Decrease in Cash and Cash Equivalents .................         (299,481)         (435,259)
Cash and Cash Equivalents, Beginning of Period ............        1,860,451           463,023
                                                                ------------      ------------

Cash and Cash Equivalents, End of period ..................     $  1,560,970      $     27,764
                                                                ============      ============

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                                   (UNAUDITED)

                                                                              Nine Months Ended July 31,
                                                                                ----------------------
                                                                                   2001         2000
                                                                                ---------     --------
Supplementary Disclosures of Cash Flow Information:
       Cash paid during the period for:
             Interest .....................................................     $ 943,640     $782,649
                                                                                =========     ========

             Income taxes .................................................     $   5,568     $201,350
                                                                                =========     ========

Supplemental Schedule of Non Cash Investing and Financing
       Activity:
             Exchange of note payable for future consulting obligation ....     $ 154,876     $   --
                                                                                =========     ========
             Covenant not to compete and related obligation ...............     $    --       $ 60,000
                                                                                =========     ========

             Consulting obligation ........................................     $    --       $785,967
                                                                                =========     ========

                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2--BASIS OF PRESENTATION

            A summary of significant accounting policies is as follows:

            Income Taxes --The Company's effective income tax rate varies from the federal statutory tax rate for the nine months ended July 31, 2001 due to the utilization of net operating loss carryforwards and for the nine months ended July 31, 2000 principally due to state incomes taxes.

            Earnings Per Share --Financial Accounting Standards No. 128 establishes standards for computing and presenting earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement. Earnings per share is calculated as follows:

                                       Three Months Ended July 31            Nine Months Ended July 31,
                                  -----------------------------------      ------------------------------
                                       2001                2000                 2001              2000
                                  --------------     ----------------      --------------     -----------
Numerator
      Net income (loss)           $      153,799     $     (1,017,567)     $      486,654     $(3,738,803)
                                  ==============     ================      ==============     ===========
Denominator
      Weighted average shares          5,056,889            5,056,889           5,056,889       5,056,588
                                  ==============     ================      ==============     ===========
Basic and diluted earnings
      (loss) per share            $         0.03     $          (0.20)     $         0.10     $     (0.74)
                                  ==============     ================      ==============     ===========

            Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the nine months and three months ended July 31, 2001 the common stock equivalents are not included because the warrants' and options' exercise prices were greater than the average market price of the common stock. For the nine months and three months ended July 31, 2000 the common stock equivalents are not included because the Company reported a net loss and their inclusion would be anti-dilutive.

NOTE 3--BANK LOAN

            In August 2001, the Company amended its forbearance agreement with its bank to extend the expiration date to October 31, 2001.

NOTE 4--NEW ACCOUNTING PRONOUNCEMENT

            In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Nos. 141 and 142 ("FAS 141" and "FAS 142"), Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 replaces APB 16 and eliminates pooling-of-interest accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations initiated after June 30, 2001.

            Upon adopting of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact, it may, these standards will have on its results of operations and financial position.

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

            As a result of the material net loss sustained by the Company in fiscal 2000, the Company has undertaken a turnaround strategy which encompasses the following activities:

            REFINANCE CREDIT FACILITY. The Company defaulted under its secured bank credit facility and is currently operating under a forbearance agreement with the bank which expires October 31, 2001. The Company is attempting to refinance its existing credit facility. The Company has received a written proposals from, and is currently under negotiations with, two new lenders to refinance the credit facility. See "Financial Condition, Capital Resources and Liquidity."

            NEGOTIATE DISCOUNTS AND PAYMENT PLANS WITH VENDORS. The Company will attempt to negotiate discounts and/or extended payment plans and improved terms with its vendors and other obligees. During the first nine months of fiscal 2001, the Company had negotiated approximately $700,000 of discounts of accounts payable and other obligations and entered in extended payment programs with more than 20 vendors.

            INCREASE GROSS PROFIT. To increase its gross profit, the Company has increased prices of most of its frames, will continue to negotiate lower prices and will use lower cost manufacturers to the extent the Company believes such manufacturers can meet the Company's quality requirements.

            REDUCE INVENTORY AND INCREASE INVENTORY TURNOVER RATES. The Company is continuing to maintain a reduced inventory to improve its cash position and will attempt to improve inventory turnover by better matching frame purchases with customer orders. Inventory has been reduced from $18.7 million at October 31, 2000 to $14.9 million at July 31, 2001. The Company also intends to maintain a lower on-hand number of days of selected frames, cases and point-of-purchase materials. The reduction of inventory may adversely affect the Company's gross profit margin to the extent it sells inventory at close-out prices and may result in lost sales and delays in deliveries of customer orders.

            STAFF REDUCTIONS. The Company has decreased the number of full-time employees from a high of 288 in fiscal 2000 to 207 at July 31, 2001, resulting in a reduction of the average monthly payroll of between $250,000 and $300,000 per month. In addition, the Company has reduced its use of temporary employees, resulting in a savings of approximately $1.0 million during the nine months ended July 31, 2001 from the comparable period in fiscal 2000.

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

            No assurance can be given the Company will be able to successfully implement any or all of the components of its turnaround strategy, that it will return to long-term profitability or will be able to refinance its credit facility.

RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                JULY 31,              JULY  31,
                                                           -----------------       ----------------
                                                            2001        2000        2001       2000
                                                           -----       -----       -----      -----
Net sales ..........................................       100.0%      100.0%      100.0%     100.0%
Cost of sales ......................................        39.4        40.6        37.6       40.5
                                                           -----       -----       -----      -----
Gross profit .......................................        60.6        59.4        62.4       59.5
                                                           -----       -----       -----      -----
Operating expenses:
      Selling ......................................        22.5        39.3        27.2       39.5
      General and administrative ...................        31.9        27.1        28.4       30.3
      Depreciation and amortization ................         2.1         1.6         2.4        2.1
                                                           -----       -----       -----      -----
            Total operating expenses ...............        56.5        68.0        58.0       71.9
                                                           -----       -----       -----      -----
Income (loss) from operations ......................         4.1        (8.6)        4.4      (12.4)
                                                           -----       -----       -----      -----
Other income (expense), net ........................        (2.8)       (1.8)       (3.0)      (1.8)
                                                           -----       -----       -----      -----
Income (loss) before provision for income taxes ....         1.3       (10.4)        1.4      (14.2)
                                                           -----       -----       -----      -----
Provision (benefit) for income taxes ...............         --         (4.6)        --        (5.3)
                                                           -----       -----       -----      -----
Net income (loss) ..................................         1.3%       (5.8)%       1.4%      (8.9)%
                                                           =====       =====       =====      =====

            NET SALES. Net sales decreased by 32.2% or $5.6 million from the quarter ended July 31, 2000 (the "2000 third quarter") to the quarter ended July 31, 2001 (the "2001 third quarter"), and by 18.3% or $7.7 million from the nine months ended July 31, 2000 (the "2000 nine months") to the nine months ended July 31, 2001 (the "2001 nine months"). The following table shows certain information regarding net sales for the periods indicated:

                                  THREE MONTHS ENDED JULY 31,                         NINE MONTHS ENDED JULY 31,
                            --------------------------------------             --------------------------------------
                                  2001                  2000         CHANGE          2001                 2000         CHANGE
                            -----------------    -----------------   -----     -----------------    -----------------   -----
Laura Ashley Eyewear ....   $ 3,131      26.5%   $ 4,726      27.1%  (33.7%)   $10,175      29.7%   $13,545      32.4%  (24.9%)
Eddie Bauer Eyewear .....     3,626      30.7      4,520      25.9   (19.8%)     9,841      28.8%    11,396      27.2   (13.6%)
Other Sales (1) .........     5,064      42.8      8,196      47.0   (38.2%)    14,165      41.5%    16,894      40.4   (16.1%)
                            -------     -----    -------     -----   -----     -------     -----    -------     -----   -----
Total ...................   $11,821     100.0%   $17,442     100.0%  (32.2%)   $34,181     100.0%   $41,835     100.0%  (18.3%)
                            =======     =====    =======     =====   =====     =======     =====    =======     =====   =====

---------------
(1) Includes net sales of other designer eyewear (Hart Schaffner & Marx, Dakota Smith, Nicole Miller and bebe), private label frames, USA Optical and Optical Surplus, and other miscellaneous products.

            The decreases in net sales in the 2001 third quarter and nine months were substantially due to decreases in net sales of the Company's principal product lines (Laura Ashley Eyewear and Eddie Bauer Eyewear) and the discontinuation of sales of Coach Eyewear, accessories and private label frames. The Company attributes declines in sales of Laura Ashley Eyewear and Eddie Bauer Eyewear primarily to the industry downturn in optical frame sales and the reduction in size of its sales force as part of its turnaround strategy. Products discontinued in 2001 accounted for $1.9 million and $4.5 million of sales in the 2000 third quarter and nine months, respectively, compared to $0.0 million and $1.0 million, respectively, in the comparable 2001 periods. Net sales of Laura Ashley Eyewear were lower in the 2001 periods due in part to the higher returns. Net sales in the 2001 periods were positively impacted from frame price increases effected during the first quarter of 2001 and were adversely affected by industry-wide decreases in frame sales.

            GROSS PROFIT AND GROSS MARGIN. The percentage decrease in gross profit from the 2000 periods to the 2001 periods was less than the percentage decrease in net sales because the gross margin increased from 59.4% to 60.6% between quarters and from 59.5% to 62.4% between the nine month periods. The increases in gross margin were due to direct sales representing a higher percentage of net sales during the 2001 periods, to frame price increases implemented by the Company and to lower frame costs negotiated by the Company as part of its turnaround strategy.

            SELLING EXPENSES. Selling expenses decreased $4.2 million (61.2%) from the 2000 third quarter to the 2001 third quarter and $7.2 million (43.7%) from the 2000 nine months to the 2001 nine months. These decreases were due to:
(i) lower compensation to sales representatives as a result of reduction in the number of sales representatives and their guaranteed draws and commission structure as part of the Company's turnaround strategy; (ii) reduced variable sales expenses due to lower net sales; (iii) reduced tradeshow expenses as the Company elected not to participate in certain tradeshows; and (iv) reduced launch expenses, as the Company launched Coach Eyewear and bebe eyes in the second and third quarters of fiscal 2000.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $1.0 million (20.3%) from the 2000 third quarter to the 2001 third quarter and $3.0 million (23.5%) from the 2000 nine months to the 2001 nine months. These decreases were due primarily to decreased compensation expense due to a reduction in permanent and temporary employees, which was offset in part by an increase in legal, accounting and other professional fees.

            OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense. Interest expense increased notwithstanding a decrease in the principal amount due to default interest paid on the bank's credit facility since September 30, 2000.

            PROVISION (BENEFIT) FOR INCOME TAXES. As of October 31, 2000 the Company had a federal net operating loss carryforward of approximately $4 million through 2020. As a result, the Company had provisions for income taxes of $4,838 and 5,568 for the three and nine months ended July 31, 2001, respectively, compared to income tax benefits of $0.8 million and $2.2 million for the three and nine months ended July 31, 2000, respectively.

            NET INCOME (LOSS). The Company had net income in the 2001 third quarter and 2001 nine months of $153,799 and $486,654, respectively, compared to net losses of $1.0 million and $3.7 million in the 2000 third quarter and 2000 nine months respectively. The net income in the 2001 third quarter and 2001 nine months included approximately $115,000 and $700,000, respectively, of vendor discounts of outstanding accounts payable negotiated as part of the Company's turnaround strategy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            The Company's accounts receivable decreased from $8.7 million at October 31, 2000 to $7.9 million at July 31, 2001 due to the Company's plan to shorten the time period for collecting accounts receivable by tightening its credit policy, reducing credit terms to retailers and reducing the number of retailer programs with extended credit terms.

            The Company's inventories decreased from $18.7 million at October 31, 2000 to $14.9 million at July 31, 2001 as part of the Company's turnaround strategy to reduce inventory and improve inventory turnover by better matching frame purchases with customer orders.

            The Company had goodwill and other intangibles of $5.1 million at July 31, 2001 resulting primarily from the acquisition of California Design Studio, Inc. (the "CDS Acquisition") in 1999.

            In June 2000, the Company restructured its credit facility from its commercial bank into an accounts receivable and inventory revolving credit line and a term loan which are secured by substantially all of the assets of the Company. Under the credit line, the Company may obtain advances up to an amount equal to 60% of eligible accounts receivable and 35% of eligible inventories, up to a maximum of $5,000,000, which advances bear interest at the bank's prime rate or 2.5% in excess of the London Interbank Offered Rate ("LIBOR"), at the Company's option. The term loan was in the amount of $3,500,000, is payable in monthly installments of $72,917 plus interest at the rate of 8.5% per annum. The credit facility matured on September 30, 2000. Since that date, the Company has paid interest at the default rate of 5% per annum in excess of the original rate.

            The Company has defaulted under its bank credit facility for various events of default including non-payment at maturity as well other non-compliance with various covenants and conditions. The Company entered into a forbearance agreement with its bank in December 2000, which was amended in February, May, June and August 2001. Under the forbearance agreement, the bank has agreed to refrain from exercising any rights under the loan agreement for defaults existing at the time of default until the earliest of October 31, 2001, the closing of a recapitalization or sale of the Company which in each case results in the full repayment of the bank loan (a "Transaction") or a default under the forbearance agreement or default under the loan agreement other than an existing default. Among other things, under the forbearance agreement, the Company must provide the bank draft documentation for a Transaction by October 15, 2001 and definitive documentation for a Transaction by October 31, 2001. The bank has also required continuing principal paydowns of the facility. As a result, the outstanding balance under the credit facility was $6.6 million at July 31, 2001. The failure to comply with the forbearance agreement could result in the bank exercising some or all of its remedies under the loan agreement, including foreclosing on the assets of the Company.

            The Company is actively attempting to refinance the credit facility. The Company has received written proposals from, and is in negotiations with, two new lenders to refinance the credit facility with a revolving line of credit for up to approximately $13 million. Each line of credit would be secured by the assets of the Company with availability tied to eligible accounts receivable and inventory. Closing of either line of credit is subject to satisfactory completion of due diligence and other conditions. No assurance can be given that the Company will obtain one of these or any other line of credit facility to refinance its existing bank credit facility.

            Long-term debt at July 31, 2001 included (including current portion): (1) a $1.0 million note payable to California Design Studio, Inc. in connection with the CDS Acquisition; (2) an obligation to a frame vendor of California Design Studio, Inc. (present value of $3.2 million) assumed in connection with the CDS Acquisition; and (3) capital lease obligations. Other long-term liabilities of $0.4 million include a future consulting obligation and deferred lease obligations.

            Of the Company's accounts payable at July 31, 2001, $1.8 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $51,000 at July 31, 2001.

            The Company's bad debt write-offs were less than 0.2% of net sales for the 2000 and 2001 nine months. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

            Commencing in the fourth quarter of fiscal 2000 the Company experienced a lack of liquidity. Through implementation of its turnaround strategy in fiscal 2001, its liquidity has improved. Under its bank forbearance agreement, it cannot increase its borrowings from its commercial bank and must refinance the credit facility. Assuming the Company can refinance the credit facility and continue to successfully implement its turnaround strategy, the Company believes it will have adequate liquidity for the next twelve months. However, because of the uncertainties in being able to successfully implement the turnaround strategy, the Company may also attempt to secure debt or equity financing in addition to refinancing its bank credit facility. Such financing could involve the sale of control of the Company.

INFLATION

            The Company does not believe its business and operations have been materially affected by inflation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

            NEED TO REFINANCE BANK CREDIT FACILITY

            The Company's bank credit facility matured on September 30, 2000. The Company has defaulted under its bank credit facility by reason of various events of default, including non-payment at maturity and breach of other covenants . The Company entered into a forbearance agreement with its bank regarding the defaults. Under the forbearance agreement, as amended, the bank has agreed to refrain from exercising any rights under the loan agreement for defaults existing at the time of default until the earliest of October 31, 2001, the closing of a recapitalization or sale of the Company which in each case results in the full repayment of the bank loan (a "Transaction") or a default under the forbearance agreement or default under the loan agreement other than an existing default. Among other things, under the forbearance agreement, the Company must provide the bank draft documentation for a Transaction by October 15, 2001 and definitive documentation for a Transaction by October 31, 2001. The Company has received written proposals from, and is in negotiations with, two new lenders to refinance the credit facility with a revolving line of credit for up to approximately $13 million. Each line of credit would be secured by the assets of the Company with availability tied to eligible accounts receivable and inventory. Closing of either line of credit is subject to satisfactory completion of due diligence and other conditions. No assurance can be given that the Company will obtain one of these or any other line of credit facility to refinance its existing bank credit facility. The failure to comply with the forbearance agreement could result in the bank exercising some or all of its remedies under the loan agreement, including foreclosing on the assets of the Company.

            LIQUIDITY REQUIREMENTS

            Commencing in the fourth quarter of fiscal 2000 the Company experienced a lack of liquidity. Under the forbearance agreement with its commercial bank, it cannot increase its borrowings from the bank and must refinance the credit facility. Assuming the Company can refinance the credit facility, reduce its inventory levels, maintain current sales levels and generally implement the other parts of its turnaround strategy, the Company believes it will have adequate liquidity for the next twelve months. However, because of the uncertainties in being able to successfully implementing the turnaround strategy, the Company may also attempt to secure debt or equity financing in addition to refinancing its bank credit facility. Such financing could involve the sale of control of the Company.

            NEED TO GENERATE INCREASED REVENUES

            The Company's conversion in October 1999 from selling to independent optical retailers in the United States through a direct national sales force instead of distributors was not successful. The Company believed that it needed to expand its direct sales force to approximately 130 sales representatives by the end of fiscal 2000 to generate unit sales commensurate with unit sales through its distributor network. The Company was unable to attract that number of qualified sales representatives, and the domestic direct sales force did not exceed 88 during the year. That number had decreased to 55 at July 31, 2001 due to attrition and terminations by the Company. The Company's long-term profitability will depend on its ability to maintain and increase revenues, notwithstanding the decrease in the number of its sales representatives and the current downturn in the optical industry generally.

            SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY AND EDDIE BAUER LICENSES

            Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 75% and 60% of the Company's net sales in fiscal 1999 and fiscal 2000, respectively, and 59% in the nine months ended July 31, 2001. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of Nicole Miller Eyewear, Dakota Smith Eyewear and bebe eyes, as well as its own house brands, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Company markets Laura Ashley Eyewear through an exclusive license which terminates in 2001, but may be renewed by the Company at least through January 2006 so long as the Company is not in breach of the license agreement and meets certain minimum net sales requirements. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2002, but may be renewed by the Company at least through 2008 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

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

            INTERNATIONAL SALES

            International sales accounted for approximately 8.7%, 12.8% and 13.6% of the Company's net sales in fiscal 1999, fiscal 2000 and first nine months of fiscal 2001, respectively. These sales were primarily in England, Canada, Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

            CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

            The directors and executive officers of the Company owned approximately 51.7% of the Company's outstanding shares at July 31, 2001. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

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

            FOREIGN CURRENCY RISKS. During fiscal 2000, at any month-end a maximum of $3.4 million and a minimum of $1.8 million of the Company's accounts payable were payable in foreign currency. At any month-end during the first nine months of fiscal 2001, a maximum of $2.5 million were payable in foreign currency. These foreign currencies included Japanese Yen, Italian Lire and French Francs. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held forward commitments for foreign currencies in the amount of $43,000 at July 31, 2001.

            International sales accounted for approximately 12.8% and 13.6% of the Company's net sales in fiscal 2000 and the first nine months of fiscal 2001, respectively. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (In United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

            INTEREST RATE RISK. The Company's bank credit facility includes an accounts receivable and inventory revolving credit line and a term loan which are secured by substantially all of the assets of the Company. Under the credit line, the Company may obtain advances up to an amount equal to 60% of eligible accounts receivable and 35% of eligible inventories, up to a maximum of $5,000,000, which advances bear interest at the bank's prime rate or 2.5% in excess of the London Interbank Offered Rate ("LIBOR"), at the Company's option. The term loan was in the amount of $3,500,000, is payable in monthly installments of $73,000 plus interest at the rate of 8.5% per annum. At July 31, 2001, approximately $6.6 million was outstanding under the Credit Agreement. Any interest which may in the future become payable on the Company's bank line of credit will be based on variable interest rates and will therefore be affected by changes in market interest rates.

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

2.          OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            No material changes from prior disclosure.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            The Company has defaulted under its bank credit facility for various events of default including non-payment at maturity as well other non-compliance with various covenants and conditions. As of September 10, 2001, the aggregate outstanding principal and accrued and unpaid interest on the credit facility was $6.8 million. The Company entered into a forbearance agreement in December 2000 with its bank. Under the forbearance agreement, as amended, the bank has agreed to refrain from exercising any rights under the loan agreement for defaults existing at the time of default until the earliest of October 31, 2001, the closing of a recapitalization or sale of the Company which in each case results in the full repayment of the bank loan (a "Transaction") or a default under the forbearance agreement or default under the loan agreement other than an existing default. Among other things, under the forbearance agreement, the Company must provide the bank draft documentation for a Transaction by October 15, 2001 and definitive documentation for a Transaction by October 31, 2001. The failure to comply with the forbearance agreement could result in the bank exercising some or all of its remedies under the loan agreement, including foreclosing on the assets of the Company.

            The Company is actively attempting to refinance the credit facility. The Company has received written proposals from, and is in negotiations with, two new lenders to refinance the credit facility with a revolving line of credit for up to approximately $13 million. Each line of credit would be secured by the assets of the Company with availability tied to eligible accounts receivable and inventory. Closing of either line of credit is subject to satisfactory completion of due diligence and other conditions. No assurance can be given that the Company will obtain one of these or any other line of credit facility to refinance its existing bank credit facility.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

              Exhibits:

              10.1 Fourth Amendment to Forbearance Agreement dated as of August 22, 2001 between Signature Eyewear, Inc. and City National Bank

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2001                  SIGNATURE EYEWEAR, INC.



                                          By: /s/ Michael Prince
                                              ------------------------------
                                              Michael Prince
                                              Chief Financial Officer