Form 10-K
period 2001-10-31
SIGNATURE EYEWEAR INC
filed 2002-11-06
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER: 0-23001


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

                              498 NORTH OAK STREET
                           INGLEWOOD, CALIFORNIA 90302
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including ZIP Code)

                                 (310) 330-2700
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                      ON WHICH REGISTERED
           -------------------                      -------------------
                                                            NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On September 30, 2002, the Registrant had 5,583,989 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 3,032,868 shares of Common Stock held by non-affiliates of the Registrant as of September 30, 2002 was $788,546.
================================================================================

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

ITEM 1--BUSINESS

GENERAL

     Signature Eyewear, Inc. ("Signature" or the "Company") design, market and distribute prescription eyeglass frames and sunglasses, primarily under exclusive licenses for Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, Nicole Miller Eyewear and bebe eyes, as well as its proprietary brands, including Dakota Smith and the Signature line. The Company's brand-name development process includes identifying a market niche, obtaining the rights to a carefully selected brand name, producing a comprehensive marketing plan, developing unique in-store displays and creating innovative sales and merchandising programs for independent optical retailers and retail chains.

     The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Frames in the Laura Ashley Eyewear line are feminine and classic, and are positioned in the medium to mid-high price range. The Eddie Bauer Eyewear collection offers men's and women's styles, and is positioned in the medium-price segment of the brand-name prescription eyewear market. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 75%, 60% and 61% of the Company's net sales in fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

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

BUSINESS STRATEGY

     The Company suffered material operating losses in its last three fiscal years, causing a significant deterioration in its financial condition. At October 31, 2001, the Company's stockholders' deficit was $4,946,000. The Company has been in default under its bank credit facility since the fourth quarter of fiscal 2000 and since December 2000 has operated under a forbearance agreement from the bank which has been extended a number of times and currently expires on November 8, 2002. The Company also has a forbearance agreement from a frame vendor for an obligation in the amount of approximately $5.9 million which will remain in effect for so long as the bank forbearance agreement is in effect.

     The Company's ability to continue operations without filing for a reorganization under the Bankruptcy Code will depend in significant part upon the bank extending the forbearance agreement and the Company obtaining additional capital and refinancing its bank credit facility. If the bank does not extend the forbearance agreement and demands full payment of the credit facility, the Company would most likely file for protection under the Bankruptcy Code.

     The Company has been attempting to refinance its bank credit facility for two years, and management believes it is unlikely to be able to refinance the facility without a capital infusion. Additional capital could be obtained directly through the sale of debt or equity securities or indirectly through a merger with or sale to another entity. In all likelihood, any recapitalization would involve a change of control of the Company. A change in control of the Company could result in a default under certain of its eyewear licenses unless the Company obtains the prior approval of the licensor under such licenses. See "Business--Products."

     The Company's ability to recapitalize will depend in part on an investor's or acquiror's determination that the Company can return to operating profitability. While the Company has significantly reduced its general, administrative and other expenses during the past two years, its revenues have continued to be adversely affected by the downturn in the optical frame industry, the effects of the September 11, 2001 tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the discontinuation of certain product lines.

     In April 2002, the Company signed a letter of intent with a private investor which contemplated a sale to the investor of capital stock for $400,000 concurrent with a refinancing of the bank credit facility with a new lender arranged by the investor. The letter of intent contained a covenant of the Company not to seek other investors or acquirors. While the letter of intent and related covenants have expired, the investor continues discussions with the Company and its creditors concerning a recapitalization of the Company. In addition, the Company is in discussions with other potential investors/acquirors, and is actively seeking other investors/acquirors. However, as of October 31, 2002, the Company had no letter of intent for any financing or acquisition.

INDUSTRY OVERVIEW(1)

     THE OPTICAL MARKET. After several years of steady, albeit slowing growth in the 1990s, optical retail sales in the United States experienced a substantial slowdown in 2001. Retail sales of all eyewear products--including contact lenses, sunglasses, clip-ons, lenses, lens treatments, and prescription frames--totaled $15.8 billion in 2001, a decrease of 4% from $16.5 billion in 2000. It was the first time since 1998 that sales were below $16 billion.

     Correspondingly, the frame segment of the optical market was $5.2 billion, down nearly 5% from $5.48 billion in 2000. This drop in sales was in spite of a steady rise in retail frame prices over the past five years: in 2001, the average retail price for frames and lenses/lens treatments across all retail channels in the U.S. was approximately $175, as compared to $153 in 1997. However, the frame category's slowing sales were accompanied by a shrinking share of the market, dropping slightly to 32.6% in 2001 from a 33.3% share in 2000.

     Sales in the remaining three product categories were down as well in 2001: lenses/lens treatments ($8.1 billion, -2.7%); contact lenses ($1.9 billion, -6%); non-prescription sunwear and clip-ons ($620 million, -8%). Many industry observers attribute the relatively smaller drop in sales of lenses/lens treatments to consumers choosing to put off frame purchases in an uncertain economy, and instead having new lenses fitted into existing frames. In fact, in 2001 the percentage of optical customers fitting new lenses into older frames climbed 7% over 2000.

     Despite slowing growth, the number of potential eyewear customers remains large. With a U.S. population of 278 million in 2001, approximately 169 million people require some type of vision correction. Out of the 169 million people requiring vision correction, 86.3 million people purchased eyewear in 2001--or about 31% of the population.

     Typically, men and women over the age of 45 need corrective eyewear due to presbyopia, a condition that makes it difficult to focus on nearby objects such as small newspaper print. As more of the U.S. population exceeds age 45, the Company believes more people will have vision impairment, and sales of corrective eyewear should increase. The table below demonstrates how the number of people 45 years and older will increase substantially.

-------------------
     (1) Unless otherwise noted, all the data in this Industry Overview section relates to the eyewear market in the United States. The source for this data is the 2002 U.S. Optical Industry Handbook published by Jobson Publishing Corporation in March 2002.

                    CURRENT AGE BREAKDOWN OF U.S. POPULATION
                    AND PROJECTED GROWTH 2001-2005, 2005-2010

                                     PROJECTED GROWTH    PROJECTED GROWTH
      AGE         2001 POPULATION        2001-2005           2005-2010
--------------    ---------------    ----------------    ----------------
      0-14             59,000             -3.0%                3.0%
     15-24             39,000              5.1%                4.9%
     25-44             81,000             -2.5%               -2.5%
     45-64             63,000              9.5%               14.5%
   65 and up           35,000              2.9%               11.1%
                  ---------------    ----------------    ----------------
     Total            278,000              3.2%                3.8%
                  ===============    ================    ================

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

     COMPETITIVE VISION CORRECTION METHODS. Currently, there are two methods of correcting vision impairment which compete with prescription eyeglasses: contact lenses and surgery. Although retail sales of contact lenses remained flat from 1995 ($1.9 billion) through 2001 ($1.9 billion), their sales as a percentage of total retail sales decreased from 13.5% in 1995 to 12.3% in 2001. The Company believes that sales of contact lenses do not currently materially threaten eyeglass frame sales because many people who wear contact lenses need a pair of eyeglasses for night time and for the days when they decide not to wear their contact lenses.

     A number of surgical techniques have been developed to correct vision problems such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Vision correction surgery by laser has recently become increasingly popular, with over 1.5 million procedures performed in the U.S. in 2000. Revenues from the procedure reached $2.4 billion in 2001, up from $700 million in 1997. Nonetheless, the Company believes that these techniques will not have a material adverse affect on sales of prescription eyewear in the near future. Many who have the procedure require follow up procedures and experience an increased sensitivity to light. The Company believes that a number of people who have had successful eye surgery may still need some form of corrective eyeglasses, and others may need eyeglasses at a later date due to the onset of presbyopia. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That May Affect Future Results--Availability of Vision Correction Alternatives."

     OPTICAL RETAIL OUTLETS. Optical retailers consist of optometrists, opticians and ophthalmologists. There are two main types of optical retailers: independents (with one or two stores) and chains. Chains include national optical retailers such as LensCrafters, Cole Vision Corp. and its subsidiary Pearle Vision, and EyeCare Centers of America. A third category includes optical departments within major mass merchandisers, including Wal-Mart and Costco. In 2001, independent optical retailers had a 57% market share, national optical chain retailers had a 34% market share, and mass merchandisers had a 6% market share. The remaining 3% market share went to managed care organizations such as Kaiser Permanente.

BRAND DEVELOPMENT

     The Company's brand-name development process includes identifying a market niche, obtaining the rights to a carefully selected brand name, producing a comprehensive marketing plan, designing frames consistent with each brand image, developing unique in-store displays, and creating innovative sales and merchandising programs for independent optical retailers and retail chains.

     IDENTIFYING A MARKET NICHE AND OBTAINING THE RIGHTS TO A BRAND NAME. Signature's brand-name development process begins with identifying an eyewear market niche. The Company characterizes a market niche by referring to the target customer's gender and age (e.g., adult, child, teenager), the niche's general image and styling (e.g., feminine, masculine, casual), its price range, and the applicable channels of distribution. Once the Company chooses a market niche, a brand name is identified which the Company believes will appeal to the target customer in that niche. The Company believes that for a brand name to have the potential for widespread sales in the optical industry, the name must have strong, positive consumer awareness, a distinctive personality and an image of enduring quality. Brands that are aimed at narrower niches can also have optical industry impact (albeit smaller), so long as consumer awareness exists within the targeted niche. The Company's existing license agreements contain terms limiting the ability of the Company to market competing brand names. See
Item 7--"Management's Discussion and Analysis of Results of Operation and Financial Conditions--Factors That May Affect Future Results--Limitations on Ability to Distribute Other Brand-Name Eyeglass Frames."

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

     FRAME DESIGN. The Company's frame styles are developed by its in-house design team, which works in close collaboration with many respected frame manufacturers throughout the world to develop unique designs and technologies. Initially, each of the Company's frame designers works individually with a factory to develop new design concepts. Once the factory develops a prototype, the designer presents the style to the Company's frame committee for approval. Once approved, Signature then contracts with the factory partner to manufacture the style. By these methods, Signature is able to choose the strengths of a variety of factories worldwide and to avoid reliance on any one factory. To assure quality, Signature's designers continue to work closely with the factory at each stage of a style's manufacturing process.

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

     QUALITY CONTROL. The Company uses manufacturers it believes are capable of meeting its criteria for quality, delivery and attention to design detail. Signature specifies the materials to be used in the frames, and approves drawings and prototypes before committing to production. The Company places its initial orders for each style at least six months before the style is released, and requires the factory to deliver several advance shipments of samples. The Company's quality committee examines all sample shipments. This process provides sufficient time to resolve problems with a style's quality before its release date. The Company's quality committee selectively examines frames in subsequent shipments to ensure ongoing quality standards. If, at any stage of the quality control process, frames do not meet the Company's quality standards, then the Company returns them to the factory with instructions to improve the specific quality problems. If the quality does not meet the Company's standards before a style's release date, the Company returns all frames in a style to the factory, and the style is not released.

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

PRODUCTS

     The Company's principal products during fiscal 2001 were eyeglass frames sold under the brand names Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, Nicole Miller Eyewear, bebe eyes, Dakota Smith Eyewear, Camelot and Signature.

     The following table provides certain information about the market segments, introduction dates and approximate retail prices of the Company`s products.

                                                                                      APPROXIMATE RETAIL
        BRAND NAME/SEGMENT                CUSTOMER GENDER/AGE    INTRODUCTION DATE        PRICES(1)
------------------------------------      -------------------    -----------------    ------------------

LICENSED BRANDS
---------------
   bebe eyes........................             Women                May 2000
      Prescription..................                                                       $90-$125
      Sunwear.......................                                                       $60-$75

   Eddie Bauer......................
                                               Men/Women
      Prescription..................                                    1998              $100- $135
      Performance Sunwear with
       Oakley's patented Lenses.....                                Spring 2000            $90-$140

   Hart Schaffner & Marx............              Men                   1996             $125 - $170

   Laura Ashley
      Prescription..................             Women                  1992             $125 - $180
      Sunwear.......................             Women                  1993             $ 90 - $100
      Petites.......................          Girls/Women               1993              $ 80- $125

   Nicole Miller (2)................             Women
      Prescription..................                                    1993               $90-$138
      Sunwear.......................                                    1993               $75-$95

HOUSE BRANDS
------------
   Camelot(3).......................           Men/Women                1986               $70-$130
                                                Unisex                  1987               $70-$130
                                              Boys/Girls                1987               $60-$90
   Dakota Smith (2)
      Prescription..................            Unisex                  1992               $90-$125
      Sunwear.......................            Unisex                  1992               $80-$100

   Signature Collection
      Brand X.......................            Unisex                  2000               $85-$95
      Bravado.......................              Men                   1999               $80-$90
      Intuition.....................             Women                  1999               $80-$90
      Lifescape.....................             Women                  1999               $60-$70
      Open Road.....................            Unisex                  2000               $80-$90
      Search........................            Unisex                  1999               $80-$140
      Small Print...................           Men/Women                2000               $80-$90

(1)    Retail prices are established by retailers, not the Company.
(2) Obtained by the Company in June 1999 in connection with its acquisition of California Design Studio, Inc.
(3) The Company sold its rights in this line in connection with the sale of its USA Optical division in March 2002.


     LAURA ASHLEY EYEWEAR

     The Company's first major eyewear line, and still its largest, is Laura Ashley Eyewear, which was introduced in 1992. With net sales of $14.0 million in fiscal 2001, the Laura Ashley Eyewear Collection remains one of the leading women's brand-name collections in the United States.

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

     The Company has the exclusive right to market and sell Laura Ashley Eyewear through a license with Laura Ashley entered into in May 1991. The license covers a specified territory including the United States, Canada, the United Kingdom, Australia, New Zealand, Colombia, France, Belgium, Germany, Japan and the Netherlands. The Company also has a right of first refusal to distribute Laura Ashley Eyewear in Mexico and all other European countries. The Laura Ashley license is automatically renewed annually so long as the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. Laura Ashley may terminate the license before its term expires under certain circumstances, including a material breach of the license agreement by the Company, if management or control of the Company passes from Bernard L. Weiss and Julie Heldman to other parties whom Laura Ashley may reasonably regard as unsuitable, or if minimum sales requirements are not met in any two years.

     EDDIE BAUER EYEWEAR

     The Eddie Bauer Eyewear collection includes men's and women's prescription eyewear styles that are designed to capture the Eddie Bauer casual lifestyle, offering versatility and comfort with unsurpassed quality. Eddie Bauer Eyewear's frame designs will evolve to meet the personality of today's Eddie Bauer customer, with frames that are appropriate for life's everyday experiences--not just casual weekends. The style assortment remains broad in its appeal by expressing many facets of the Eddie Bauer lifestyle. It is the intent to design a product for every Eddie Bauer customer. Several newer Eddie Bauer Eyewear styles have been produced using high-density plastics as well as titanium, a lightweight, extremely strong and long-lasting metal.

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

     The Company has the exclusive worldwide right to market and sell Eddie Bauer Eyewear through a license agreement with Eddie Bauer entered into in June 1997. Without the prior written consent of Eddie Bauer, however, the Company may market and sell Eddie Bauer Eyewear only in the United States and in the other countries specified in the license agreement, most notably Japan, the United Kingdom, Germany, France, Australia and New Zealand. The license agreement terminates in December 2005 but the Company may renew it for one two-year term, provided the Company is not in material default. Eddie Bauer may terminate the license before the expiration of its term under certain circumstances, including if (1) a person or entity acquires more than 30% of the Company's outstanding voting securities, and thereby becomes the largest shareholder and owns more shares than Bernard L. Weiss, Julie Heldman, Robert Fried, Robert Zeichick, Michael Prince and Daniel Warren (all of whom are current or former directors and/or officers of the Company), or (2) the Company commits a material breach of the license agreement.

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

     The Company has the exclusive right to market and sell Hart Schaffner & Marx Eyewear in the United States through a license with Hart Schaffner & Marx entered into in January 1996. The license agreement gives the Company the right of first refusal to sell Hart Schaffner & Marx in any additional countries. The Hart Schaffner & Marx license was renewed in April 1999. The license period extends through December 31, 2002, and may be renewed for three-year terms by the Company in perpetuity provided the Company is not in default under the license agreement. Hart Schaffner & Marx may terminate its license with the Company before the expiration of its term if (1) someone other than Bernard L. Weiss, Julie Heldman, Robert Fried or Robert Zeichick acquires more than 50% of the Company's outstanding voting securities, or (2) the Company fails to perform its material obligations under the license agreement.

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

     BEBE EYES

     Like the bebe clothing, the "bebe eyes" collection features hip, flirtatious styling for the discriminating bebe customer. The Company will discontinue sales of bebe sunwear by the end of 2002.

     The Company has the exclusive right to market and sell bebe eyes in the United States, Canada and a number of other countries pursuant to a license agreement the Company entered into in September 1999 with bebe stores, inc. The license expires in March 2003. The Company may renew the license for two consecutive three-year terms provided it meets certain minimum net sales and royalty requirements during the preceding term. bebe may terminate the license before its stated term expires under certain circumstances, including if the Company materially breaches the license agreement, if the Company is insolvent, or if, without the prior approval of bebe, 50% or more or the outstanding Common Stock of the Company is acquired by either: (A) a women's apparel company or (B) another person and the financial and operational condition of the Company is impaired or such other person makes or proposes to make material changes in the key management personnel in charge of the license. Because the Company has a stockholders' deficit, it may be deemed to be insolvent, which would permit bebe to terminate the license.


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

     Camelot Collection. The Company first introduced its own styles for manufacture overseas in 1986. Those styles became the Camelot collection, which contains a broad range of high-quality men's, women's, unisex, girls' and boys' styles. The Company has sold the Camelot collection primarily through USA Optical, a division of Signature. The Company sold its rights in the Camelot line in connection with its sale of USA Optical in March 2002.

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

DISTRIBUTION

     The Company distributes its products (1) to independent optical retailers in the United States, primarily through its national direct sales force; (2) internationally, primarily through exclusive distributors in foreign countries and through a direct sales force in Western Europe; (3) to major optical retail chains, including EyeCare Centers of America, Cole Vision Corp. and its subsidiary, LensCrafters and U.S. Vision, through its own account managers; (4) through selected distributors in the United States; and (5) through telemarketing.

     The following table sets forth the Company's net sales by distribution channel for the periods indicated:

                                              YEAR ENDED OCTOBER 31,
                                  ----------------------------------------------
                                      1999             2000             2001
                                  ------------    --------------    ------------
                                                  (IN THOUSANDS)
     Domestic distributors ....   $     12,281     $        916     $      1,640
     Optical retail chains ....         15,709           17,041           12,346
     Telemarketing(1) .........          4,863            5,098            3,230
     International ............          3,822            6,634            5,029
     Direct sales(2) ..........          7,381           22,243           21,147
                                  ------------     ------------     ------------
                                  $     44,056     $     51,932     $     43,392
                                  ============     ============     ============

(1) In fiscal 1999, included net sales by Optical Surplus, a division which sold brand name close-outs. Optical Surplus was discontinued in fiscal 2000; therefore net sales of Company close-outs in fiscal 2000 and 2001 are included by distribution channel.

(2) The Company began selling directly to independent optical retailers nationally in October 1999.

     DIRECT SALES. Before October 1, 1999, the Company sold to independent optical retailers through its own direct sales force only in California and Arizona. In 1999, the Company determined to change its primary method of distributing its products to independent optical retailers in the United States from distributors to a national direct sales force, including company and independent sales representatives. As a result, the Company terminated substantially all of its domestic distributors as of October 1, 1999 and added sales representatives commencing the fourth quarter of fiscal 1999. The direct sales force, including independent sales representatives, numbered 65 at October 31, 2001.

     OPTICAL RETAIL CHAINS. Signature sells directly to optical retail chains, including EyeCare Centers of America, Cole Vision Corp. and its subsidiary Pearle Vision, LensCrafters and U.S. Vision. EyeCare Centers of America and Pearle Vision each use in-store displays customized by the Company to feature its products, and have dedicated prime floor space to Laura Ashley Eyewear, Eddie Bauer Eyewear and other Company-brand eyewear. Net sales to Eyecare Centers of America in fiscal 2001 amounted to 12% of the Company's total net sales.

     INTERNATIONAL. The Company sells certain of its products internationally through exclusive distributors and since June 1999 in Western Europe through a direct sales force including Company and independent sales representatives. The Company maintains a sales office and warehouse facility in Liege, Belgium. The Company's international distributors have exclusive agreements for defined territories. The Company sells to European optical retail chains through its Belgium office. At October 31, 2001, the Company had approximately 25 international distributors and 15 international sales representatives. Historically, the large majority of Signature's international sales through distributors have been of Laura Ashley Eyewear sold in England, Canada, Australia and New Zealand.

     DOMESTIC DISTRIBUTORS. In connection with its decision in 1999 to distribute its products to independent optical retailers in the United States through a direct sales force, the Company terminated all but two of its domestic distributors in the fourth quarter of fiscal 1999. The Company will continue to distribute its products through selected distributors in the United States in areas in which it believes it can achieve better penetration than through direct sales. The Company had three distributors in the United States at October 31, 2001.

     TELEMARKETING. The Company's USA Optical division sold frames through a form of telemarketing to optical retailers, focusing on establishing long-term, ongoing relationships. The Company sold this division in March 2002.

CONTRACT MANUFACTURING

     The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process which can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. In fiscal 2001, Signature used manufacturers principally in Hong Kong/China, Japan and Italy. The Company believes that throughout the world there are a sufficient number of manufacturers of high-quality frames so that the loss of any particular frame manufacturer, or the inability to import frames from a particular country, would not materially and adversely affect the Company's business in the long-term. However, because lead times to manufacture the Company's eyeglass frames generally range from 90 to 180 days, an interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company not to meet delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

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

COMPETITION

     The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A.; Safilo Group S.p.A.; and Marchon Eyewear, Inc., as well as Signature's former distributors. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed far longer, and are significantly larger than the Company's. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

     The Company competes in its target markets through the quality of the brand names it licenses, its marketing and merchandising, the popularity of its frame designs, the reputation of its styles for quality, and its pricing policies.

BACKLOG

     The Company generally ships eyeglass frames upon receipt of orders, and does not operate with a material backlog.

EMPLOYEES

     At October 31, 2001, the Company had 199 full-time employees, including 71 in sales and marketing, 33 in customer service and support, 40 in warehouse operations and shipping and 55 in general administration and finance. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2--DESCRIPTION OF PROPERTIES

     The Company leases approximately 109,000 square feet of a building located in Inglewood, California, where it maintains its principal offices and warehouse. The Company's lease for this facility expires in May 2005, and the Company has an option to renew the lease for an additional five years.

     As of November 1, 2001, the Company subleased approximately 26,000 square feet of this space to an unaffiliated party through November 2003 with a renewal option through May 2005.

     The Company's international division also leases approximately 2,500 square feet of warehouse and office space in Liege, Belgium, which supports the Company's sales in Europe.

     See Note 9 of Notes to Consolidated Financial Statements.

ITEM 3--LEGAL PROCEEDINGS

     In March 2002, the Company settled the lawsuit filed by Coach, Inc in February 2001 in which Coach sought damages of approximately $900,000 primarily for advertising costs Coach alleged were owed by the Company (the non-payment of which was the basis of Coach's termination of the eyewear license). In the settlement, Coach released the Company from all actions and debts for a payment of $250,000.

     As of September 30, 2002, the Company was not involved in any material legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                     PART II


ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     The following table sets forth, for the periods indicated, high and low reported sales prices for the Common Stock on the Nasdaq SmallCap Market through March 15, 2001 and on the OTC Bulletin Board thereafter.

                                                         HIGH           LOW
                                                     -----------    -----------
     FISCAL YEAR ENDED OCTOBER 31, 2000
          First Quarter .........................    $      3.50    $      2.50
          Second Quarter.........................    $      2.88    $      1.50
          Third Quarter..........................    $      2.00    $      0.66
          Fourth Quarter.........................    $      2.56    $      0.59

     FISCAL YEAR ENDED OCTOBER 31, 2001
          First Quarter .........................    $      0.97    $      0.38
          Second Quarter ........................    $      0.75    $      0.06
          Third Quarter..........................    $      0.80    $      0.19
          Fourth Quarter ........................    $      0.65    $      0.10

     On September 30, 2002, the last sales price of the Common Stock as reported in the OTC Bulletin Board was $0.26 per share. As of September 30, 2002, there were 33 holders of record of the Common Stock.

DIVIDENDS

     The Company does not currently intend to pay cash dividends on its Common Stock. Historically, the Company followed a policy of retaining earnings to finance the growth of its business. The Company is unable to pay any dividends as a result of its default under its bank credit facility and negative retained earnings. The Company paid no dividends in fiscal 2001.


ITEM 6--SELECTED FINANCIAL DATA

     The following data should be read in conjunction with the Consolidated Financial Statements and related notes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Form 10-K.

                                                                  YEAR ENDED OCTOBER 31,
                                          -----------------------------------------------------------------------
                                              1997           1998          1999          2000           2001
                                          -------------  -------------  -----------  -------------  -------------
STATEMENT OF OPERATIONS DATA:
Net sales .............................   $     33,176   $     40,892   $   44,056   $     51,932   $     43,392
Gross profit ..........................         19,333         23,247       25,316         30,507         21,920
Total operating expenses ..............         15,323         19,041       27,461         39,709         33,942
Income (Loss) from operations .........          4,010          4,206       (2,145)        (9,202)      (12,022)
Net income (loss) .....................          3,585          2,750       (1,309)        (9,439)      (13,387)
Net income (loss) per share ...........                          0.52        (0.26)         (1.87)        (2.65)
Pro forma net income (1) ..............          2,340
Pro forma net income per share ........           0.61(1)
Weighted average common shares
  outstanding .........................      3,829,822      5,254,156    5,095,259      5,058,915      5,056,589


                                              1997           1998          1999          2000           2001
                                          -------------  -------------  -----------  -------------  -------------
BALANCE SHEET DATA:
Current assets ........................   $     19,964   $     23,548   $   27,474   $     33,006   $     17,185
Total assets ..........................         21,175         25,151       35,474         41,435         18,906
Current liabilities ...................          3,860          5,498       12,334         28,142         22,390
Long term debt and capitalized lease
obligations............................              3            238        5,137          4,806          1,461
Total liabilities .....................          3,863          5,736       17,471         32,948         23,851
Stockholders' equity (deficit) ........         17,312         19,415       18,003          8,487        (4,945)

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

OVERVIEW

     The Company derives revenues primarily through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, bebe eyes and Nicole Miller Eyewear, and under its proprietary brands, Dakota Smith Eyewear and Signature.

     The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 75%, 60% and 61% of the Company's net sales in fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

     The Company's cost of sales consists primarily of payments to foreign contract manufacturers that produce frames and cases to the Company's specifications. The complete development cycle for a new frame design typically takes approximately twelve months from the initial design concept to the release. Generally, at least six months are required to complete the initial manufacturing process.

     In June 1999, the Company acquired substantially all of the assets of California Design Studio, Inc., a designer and marketer of prescription eyeglass frames and ready-to-wear sunglasses (the "CDS Acquisition"). Total consideration for the assets was approximately $7.4 million, which consisted of: (1) $1.4 million in cash; (2) a promissory note in the principal amount of $1.25 million payable in monthly installments of $17,042 maturing in 2002; (3) other deferred payments of approximately $500,000; and (4) the assumption of approximately $4.7 million of liabilities, including primarily an obligation of $4.1 million discounted to present value to California Design Studio's principal eyeglass frame manufacturer, which is payable in monthly installments over a three-year period. The assets acquired primarily consisted of a license to sell frames under the Nicole Miller brand name, proprietary brand names Dakota Smith, Koko and Nukes, inventory, machinery, furniture, equipment and accounts receivable. The acquisition was accounted for as a purchase. In fiscal 2002, the Company and the holder of the $1.25 million note agreed to modify the note to reduce the monthly payment to $8,500 for 18 months commencing April 2002 and to extend the maturity date to 2007.

     Following many years of profitability, the Company incurred operating losses in each of the last three fiscal years. The principal reason for these losses was the change in October 1999, by the Company in its method of distributing its products to independent optical retailers in the United States from distributors to a direct sales force. The Company's results of operations were also adversely affected in fiscal 2000 by the delay (of 2 to 5 months) in the launches of Coach Eyewear, bebe eyes and Eddie Bauer Performance Sunwear. This adversely affected revenues for these lines during the year (and the Company missed the primary purchasing market for sunglasses for its Eddie Bauer Performance Sunwear). However, these launch delays did not delay the launch costs for advertising, promotion and point-of-purchase displays, which were particularly high for Coach Eyewear.

     In addition, in fiscal 2001, the Company's revenues were adversely affected by a general downturn in the optical frame business, the aftermath of the September 11th World Trade Center tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the discontinuation of certain product lines. The aftermath of the September 11 tragedy included reduced sales orders resulting in inventory build-up, slowed collection of accounts receivable, higher return rates due to the uncertain future retail environment. The Company believes that it lost approximately 10 days of shipments in September 2001 due to interruptions in outgoing and incoming shipments and overall an estimated $4 million in gross sales in fiscal 2001 due to the September 11th tragedy. Lastly, the Company expended $0.8 million in connection with an advertising campaign for Eddie Bauer Eyewear in August and September 2001, which did not result in the intended increase in sales of Eddie Bauer Eyewear as a result of the September 11, 2001 tragedy.

     The net loss of $13.9 million in the fourth quarter of fiscal 2001 was also the result of the write-down of $4.9 million of goodwill and inventory write-downs of $2.9 million in the aftermath of the September 11, 2001 tragedy due to reduced sales and inventory build-up at retailers, which accelerated the rate of obsolescence of the Company's inventory and reduced the prices which the Company could obtain in close-out sales.

     The Company made the conversion in distribution strategy to stimulate sales growth by enabling the Company to work more closely with sales representatives who are dedicated to selling only the Company's products, and to require its sales representatives to implement the Company's marketing plans. The Company had anticipated that its increased gross profit, due to the higher sales prices of its products, would more than offset increased selling expenses resulting from the costs of its direct sales force. The conversion did not result in the anticipated sales growth but did result in increased inventory returns from distributors, from $2.8 million in fiscal 1998 to $6.8 million in fiscal 1999. The Company had targeted to have a direct sales force numbering approximately 130 by the end of fiscal 2000. However, the direct sales force has never exceeded 88 and was 65 at October 31, 2001.

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

     The Company has been in default under its bank credit facility since the fourth quarter of fiscal 2000 and since December 2000 has operated under a forbearance agreement from the bank which has been extended a number of times and currently expires on November 8, 2002. The Company also has a forbearance agreement from a frame vendor for an obligation in the amount of approximately $5.9 million which will remain in effect for so long as the bank forbearance agreement is in effect.

     In fiscal 2001 the Company implemented a turnaround strategy which encompassed the following activities:

     ATTEMPT TO REFINANCE CREDIT FACILITY. The Company has been attempting to refinance its existing credit facility since the first quarter of fiscal 2000. Its efforts in this regard have been hampered by continuing operating losses and declining financial condition.

     NEGOTIATE DISCOUNTS AND PAYMENT PLANS WITH VENDORS. In fiscal 2001, the Company negotiated approximately $850,000 of discounts of accounts payable and other obligations and entered into extended payment programs with more than 40 vendors.

     INCREASE GROSS PROFIT. To increase its gross profit, in fiscal 2001 the Company increased prices of most of its frames and used lower cost manufacturers in situations where the Company believed such manufacturers could meet the Company's quality requirements.

     REDUCE INVENTORY AND INCREASE INVENTORY TURNOVER RATES. Part of the Company's 2001 strategy was to maintain a reduced inventory to improve its cash position and improve inventory turnover by better matching frame purchases with customer orders. Inventory has been reduced from $18.7 million at October 31, 2000 to $10.3 million at October 31, 2001 as a result of this strategy and $1.9 million of additional reserves for obsolescent inventory. The Company also lowered its on-hand number of days of selected frames, cases and point-of-purchase materials. The reduction in inventory adversely affected the Company's gross profit margin due to the increase in the reserve for obsolescence and from close-out sales.

     STAFF REDUCTIONS. The Company has decreased the number of full-time employees from a high of 288 in fiscal 2000 to 199 at October 31, 2001, resulting in a substantial reduction of the average monthly payroll. In addition, the Company has reduced its use of temporary employees, resulting in a savings of approximately $1.0 million in fiscal 2001 from fiscal 2000.

     IMPROVE PERFORMANCE OF DIRECT SALES FORCE. The Company attempted to improve the performance of its direct sales force by reducing the sales representatives' guaranteed draws and commission structure. The Company has also terminated a number of less productive sales representatives in fiscal 2001.

     REDUCE SELLING EXPENSES. In fiscal 2001 the Company reduced its selling expenses by reducing trade and consumer advertising programs, promotional expenses and trade show participation.

     REDUCE OVERHEAD EXPENSES. The Company reduced its overhead by subleasing excess space and eliminating sales support offices.

     IMPROVE ACCOUNTS RECEIVABLE COLLECTIONS. The Company shortened the time period for collecting accounts receivable by tightening its credit policy, reducing credit terms to retailers and reducing the number of retailer programs with extended credit terms.

     REDUCE NUMBER OF BRAND NAME LINES. The Company had fewer brand name lines in 2001 due to the discontinuation of the Coach Eyewear line in December 2000.

     Notwithstanding the implementation of the turnaround strategy, the Company suffered a material net loss in fiscal 2001. The Company's ability to continue operations without filing for a reorganization under the Bankruptcy Code will depend in significant part upon the bank extending the forbearance agreement and the Company obtaining additional capital and refinancing its bank credit facility. If the bank does not extend the forbearance agreement and demands full payment of the credit facility, the Company would most likely file for protection under the Bankruptcy Code.

     The Company has been attempting to refinance its bank credit facility for almost two years, and management believes it is unlikely to be able to refinance the facility without a capital infusion. Additional capital could be obtained directly through the sale of debt or equity securities or indirectly through a merger with or sale to another entity. In all likelihood, any recapitalization would involve a change of control of the Company. A change in control of the Company could result in a default under certain of its eyewear licenses unless the Company obtains the prior approval of the licensor under such licenses. See "Business--Products."

     The Company's ability to recapitalize will depend in part on an investor's or acquiror's determination that the Company can return to operating profitability. While the Company has significantly reduced its general, administrative and other expenses during the past two years, its revenues have continued to be adversely affected by the downturn in the optical frame industry, the effects of the September 11, 2001 World Trade Center tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the discontinuation of certain product lines.

     In April 2002, the Company signed a letter of intent with a private investor which contemplated a sale to the investor of capital stock for $400,000 concurrent with a refinancing of the bank credit facility with a new lender arranged by the investor. The letter of intent contained a covenant of the Company not to seek other investors or acquirors. While the letter of intent and related covenants have expired, the investor continues discussions with the Company and its creditors concerning a recapitalization of the Company. In addition, the Company is in discussions with other potential investors/acquirors, and is actively seeking other investors/acquirors. However, as of October 31, 2002, the Company had no letter of intent for any financing or acquisition.

     The Company's license for bebe eyes provides that bebe may terminate the license if the Company is insolvent. Because the Company has a stockholders' deficit, it may be deemed to be insolvent, which would permit bebe to terminate the license.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

     We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

     o    revenue recognition;

     o    inventory valuation; and

     o    impairment of assets.

     REVENUE RECOGNITION. Revenue is recognized when merchandise is shipped. An allowance for estimated product returns is established based upon actual returns subsequent to year-end and estimated future returns.

     INVENTORIES. Inventories (consisting of finished goods) are valued at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost on a first-in, first-out basis. The Company periodically evaluates its inventory to identify obsolete, slow-moving, damaged or unusual materials and merchandise which may be included in inventory at prices in excess of market or net realizable value, and establishes reserves where management deems appropriate. The Company considers a number of factors in determining the net realizable or market value of its inventory, including prices received by the Company historically in connection with close-out sales of inventory. However, changing economic and market conditions generally, changes and developments in the optical frame industry in particular, and other events (such as the September 11, 2001 tragedy) can result in rapid and material changes in the market or net realizable value of the Company's inventory, rendering historic price comparisons less meaningful.

     ASSET IMPAIRMENT. The Company recognizes impairment losses when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                    YEAR ENDED OCTOBER 31,
                                               ------------------------------
                                                 1999       2000       2001
                                               --------   --------   --------
     Net sales..............................    100.0%     100.0%     100.0%
     Cost of sales .........................     42.5       41.3       49.5
                                               --------   --------   --------
     Gross profit...........................     57.5       58.7       50.5
                                               --------   --------   --------
     Operating expenses:
         Selling............................     31.3       41.7       33.1
         General and administrative ........     25.0       34.9       33.9
         Restructuring cost ................      6.0       --         --
         Asset impairment charges                --         --         11.3
                                               --------   --------   --------
            Total operating expenses .......     62.3       76.6       78.2
                                               --------   --------   --------
     Income (Loss) from operations .........     (4.8)     (17.9)     (27.7)
                                               --------   --------   --------
     Other income (expense), net ...........      0.1       (1.9)      (3.1)
                                               --------   --------   --------
     Income (Loss) before income taxes .....     (4.7)     (19.8)     (30.8)
     Provision (Benefit) for income taxes ..     (1.8)      (1.5)       0.1
                                               --------   --------   --------
     Net income (loss)......................      6.5%     (21.3)%    (30.7)%
                                               ========   ========   ========


     COMPARISON OF FISCAL YEARS 1999, 2000 AND 2001

     NET SALES. Net sales were $43.4 million in fiscal 2001 compared to $51.9 million in fiscal 2000 and $44.1 million in fiscal 1999. The following table shows certain information regarding net sales for the periods indicated:

                                                  YEAR END OCTOBER 31
                                      ----------------------------------------
                                         1999           2000            2001
                                      ---------    --------------    ---------
                                                   (IN THOUSANDS)
     Laura Ashley Eyewear .........    $19,013        $16,079         $13,968
     Eddie Bauer Eyewear ..........     14,100         15,136          11,889
     Nicole Miller Eyewear                 907          4,447           5,273
     Other ........................     10,036         16,270          12,262
                                      ---------      ---------       ---------
                                       $44,056        $51,932         $43,392
                                      =========      =========       =========

     Net sales in fiscal 2000 were 18% greater than net sales in fiscal 1999 due to the increase in sales of Nicole Miller Eyewear and Dakota Smith Eyewear and sales from Coach Eyewear and bebe eyewear which were launched during the fiscal year. Net sales of Laura Ashley continued to decline in units sold, in part due to the higher than anticipated return rate in fiscal 2000, notwithstanding the increase in price from direct sales as opposed to sales to distributors. A portion of the returns in fiscal 2000 were attributable to the disruption in the retail market place from the conversion from sales through distributors to direct sales. Net sales of Eddie Bauer increased approximately 7% due to the impact of higher prices in a direct sales distribution mode, which offset a decrease in unit sales, and the launch of Eddie Bauer Performance Sunwear.

     Net sales in fiscal 2001 were 16.4% less than net sales in fiscal 2000 due primarily to the general decline in the optical frame industry, the effects of the September 11, 2001 World Trade Center tragedy (as discussed above) and the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the termination of certain product lines.

     GROSS PROFIT AND GROSS MARGIN. Gross profit was $25.3 million in fiscal 1999, $30.5 million in fiscal 2000 and $21.9 million in fiscal 2001. The increase in gross profit in fiscal 2000 reflected increased net sales, while the decrease in fiscal 2001 was due to lower net sales and increased inventory write-downs.

     The gross margin was 57.5% in fiscal 1999, 58.7% in fiscal 2000 and 50.5% in fiscal 2001. The increase in gross margin in fiscal 2000 was due to an increase in direct sales as a percentage of total net sales. The decrease in fiscal 2001 was due to inventory write downs, which are included in cost of goods sold, and the sale of close-out frames, which are sold at substantially lower margins than other frames.

     SELLING EXPENSES. Selling expenses were $13.8 million in fiscal 1999, $21.6 million in fiscal 2000 and $14.3 million in fiscal 2001. The 57% increase from fiscal 1999 to fiscal 2000 resulted primarily from increases of $4.6 million in commissions and salaries for sales representatives, $1.4 million in royalty expense, $1.1 million in promotional expenses relating principally to the introduction of Coach Eyewear and $1.0 million of freight expenses. The 33.7% decrease in fiscal 2001 was due primarily to decreases of $2.9 million in salaries for sales personnel due to a reduction in staffing, $2.3 million of advertising expenses and $1.4 million in convention expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $11.0 million in fiscal 1999, $18.1 million in fiscal 2000 and $14.7 million in fiscal 2001. The 67% increase from fiscal 1999 to fiscal 2000 resulted in large part from increases of: (a) $3.1 million in compensation expense and related employee benefits for middle management and other administrative personnel hired during fiscal 1999 and $1.3 million for temporary employees hired in fiscal 2000 in connection with the transition from distributor sales to direct sales and the Company's expanding product lines; (b) $1.0 million in computer systems and warehouse upgrades; (c) $0.4 million of legal, accounting and other professional fees; and (d) $0.4 million of depreciation and amortization expense resulting primarily from the CDS Acquisition, which amortized a full year in fiscal 2000 as opposed to four months in fiscal 1999. The 19.9% decrease in fiscal 2001 was due principally to decreases of: (a) $3.1 million in compensation expense and related employee benefits due to a reduction in full-time employees; and (b) $1.0 million in temporary help. During fiscal 2001, legal and accounting expenses increased $0.7 million and collection and bad debt expenses increased $0.4 million.

     RESTRUCTURING COSTS. The Company recognized $2.6 million in nonrecurring restructuring costs in fiscal 1999 relating primarily to the gross profit previously recognized on sales of $4.4 million of products returned by the Company's United States distributors following their termination in the fourth quarter of 1999.

     ASSET IMPAIRMENT CHARGES. In fiscal 2001, the Company wrote down $4.9 million of goodwill upon determining that the that there was no remaining value of the goodwill relating to the CDS Acquisition and the acquisition of a distributor.

     OTHER INCOME (EXPENSE), NET. Other income, net of $53,000 in fiscal 1999 reflected principally interest income offset by interest expense as the Company utilized the proceeds of its public offering and incurred bank debt. Other expense, net in fiscal 2000 of $1.0 million consisted primarily of $1.1 million of interest expense as the Company increased its bank borrowings to fund operations. Other expense, net in fiscal 2001 was $1.3 million due primarily to interest on bank debt.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company had income tax benefits of $0.8 million in each of fiscal 1999 and fiscal 2000 and paid income taxes of $27,000 in fiscal 2001. As of October 31, 2001 the Company had a federal net operating loss carryforward of approximately $16 million through 2021.

     NET INCOME (LOSS). The Company had net losses of $1.3 million, $9.4 million and $13.4 million in fiscal 1999, 2000 and 2001, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable (net of allowance for doubtful accounts) decreased from $8.7 million at October 31, 2000 to $5.1 million at October 31, 2001 due to the Company's plan to shorten the time period for collecting accounts receivable by tightening its credit policy, reducing credit terms to retailers, reducing the number of retailer programs with extended credit terms and the reduction in net sales (and primarily the lower net sales at the end of fiscal 2001 following the September 11th World Trade Center tragedy).

     The Company's inventories (net of obsolescence reserve) decreased from $18.7 million at October 31, 2000 to $10.3 million at October 31, 2001 as part of the Company's turnaround strategy to reduce inventory and improve inventory turnover by better matching frame purchases with customer orders and an increase of $1.9 million in the reserve for obsolescent inventory.

     The Company's goodwill and other intangibles decreased from $5.5 million at October 31, 2000 to $0.1 million at October 31, 2001 primarily from the write down of the remaining goodwill relating to the CDS Acquisition and the acquisition of a distributor.

     The Company has a credit facility with a commercial bank consisting of an accounts receivable and inventory revolving credit line and a term loan which are secured by substantially all of the assets of the Company. Under the credit line, the Company may obtain advances up to an amount equal to 60% of eligible accounts receivable and 30% of eligible inventories, up to a maximum of $4,500,000, which advances bear interest at the bank's prime rate or 2.5% in excess of the London Interbank Offered Rate ("LIBOR"), at the Company's option. The term loan was in the amount of $3,500,000 and is payable in monthly installments of $72,917 plus interest at the rate of 8.52% per annum (revised to 13.5% per annum effective November 20, 2000). The credit facility matured on September 30, 2000. Since that date, the Company has paid interest at the default rate of 5% per annum in excess of the original rate.

     The Company has defaulted under its bank credit facility for various events of default including non-payment at maturity as well as other non-compliance with various covenants and conditions. The Company entered into a forbearance agreement with its bank in December 2000, which has been extended many times. Under the forbearance agreement, as amended, the bank has agreed to refrain from exercising any rights under the loan agreement for defaults existing at the time of default until the earliest of November 8, 2002 (the "Termination Date"), the closing of a recapitalization or sale of the Company which in each case results in the full repayment of the bank loan (a "Transaction") or a default under the forbearance agreement or default under the loan agreement other than an existing default. Among other things, under the forbearance agreement, the Company must provide the bank draft documentation for a Transaction by October 1, 2002 and definitive documentation for a Transaction by October 21, 2002. In connection with the forbearance agreement and its extensions, the bank has also required continuing principal paydowns of the facility. As a result, the outstanding balance under the credit facility was $6.0 million at October 31, 2001. The failure to comply with the forbearance agreement could result in the bank exercising some or all of its remedies under the loan agreement at law, including foreclosing on the assets of the Company. The Company is attempting to refinance the credit facility. The Company has no current proposals to refinance the credit facility.

     Long-term debt at October 31, 2001 included principally a $1.0 million note payable to California Design Studio, Inc. in connection with the CDS Acquisition and an obligation to a frame vendor of California Design Studio, Inc. (present value of $3.2 million) assumed in connection with the CDS Acquisition. The Company defaulted in its obligation to the frame vendor, and subsequently entered into a standstill agreement pursuant to which the frame vendor has agreed to forbear from legal action relating to the breach for so long as the forbearance agreement with the Company's commercial bank is in effect. See Note 7 of Notes to Consolidated Financial Statements.

     Of the Company's accounts payable at October 31, 2000 and October 31, 2001, $3.2 million and $1.8 million, respectively, were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at October 31, 2001. See Note 1 of Notes to Consolidated Financial Statements.

     The Company's bad debt write-offs were zero, $148,000 and $175,000 in fiscal years 1999, 2000 and 2001, respectively. In addition, as a result of the declining economy, the Company increased its allowance for doubtful accounts from $315,000 at October 31, 2000 to $575,000 at October 31, 2001. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

     Since the fourth quarter of fiscal 2000, the Company has experienced a lack of liquidity. Under its forbearance agreement, it cannot increase its borrowings from its commercial bank, must refinance the credit facility and has had to pay down the facility. If the bank does not extend the forbearance agreement, which currently expires November 8, 2002, the Company will not have sufficient liquidity to continue operations unless it obtains alternative financing. If the bank does extend the forbearance agreement, the Company believes it will have sufficient liquidity to continue for some time assuming no further material reductions in sales and continued collections of accounts receivable.

QUARTERLY AND SEASONAL FLUCTUATIONS

     The Company's results of operations have fluctuated from quarter to quarter and the Company expects these fluctuations to continue in the future. Historically, the Company's net sales in its first fiscal quarter (the quarter ending January 31) have been lower than net sales in other fiscal quarters. The Company attributes lower net sales in the first fiscal quarter in part to low consumer demand for prescription eyeglasses during the holiday season and year-end inventory adjustments by distributors and independent optical retailers. In addition, sales were lower in the fourth quarter of fiscal 1999 due principally to distributor returns, in the fourth quarter of fiscal 2000 as a result of the launch of a number of products in the second and third quarters of fiscal 2000 and increased selling efforts during those periods, and in the fourth quarter of fiscal 2001 as a result of the September 11th World Trade Center tragedy. A factor which may significantly influence results of operations in a particular quarter is the introduction of a new brand-name collection, which results in disproportionate levels of selling expenses due to additional advertising, promotions, catalogs and in-store displays. Introduction of a new brand may also generate a temporary increase in sales due to initial stocking by retailers.

     Other factors which can influence the Company's results of operations include customer demand, the mix of distribution channels through which the eyeglass frames are sold, the mix of eyeglass frames sold, product returns, delays in shipment and general economic conditions.

     The following table sets forth certain unaudited results of operations for the twelve fiscal quarters ended October 31, 2001. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.

                                          1999                               2000                                2001
                           --------------------------------------------------------------------------------------------------------
                             JAN.     APR.   JULY     OCT.     JAN.     APR.     JULY     OCT.     JAN.     APR.     JULY     OCT.
                              31.      30     31       31       31.      30       31       31       31.      30       31       31
                           --------------------------------------------------------------------------------------------------------

Net sales..............    $9,036  $12,426  $13,228  $9,374  $12,003  $12,390  $17,442  $10,097  $10,889  $11,470  $11,822   $9,211
Cost of sales..........     4,216    5,300   5,787    3,444    4,807    5,058    7,076    4,281    3,761    4,428    4,657    8,626
Gross profit...........     4,820    7,126   7,441    5,930    7,196    7,332   10,366    5,818    7,128    7,042    7,165      585
Operating expenses:
  Selling..............     2,885    3,646   3,461    3,895    3,587    6,066    6,858    5,171    3,291    3,343    2,664    5,045
  General and
     administrative....     1,915    2,292   3,020    3,722    3,845    4,708    5,014    4,554    3,381    3,146    4,013    4,166
  Restructuring cost...        --       --      --    2,654       --       --       --       --       --       --       --       --
  Asset impairment.....        --       --      --       --       --       --       --       --       --       --       --    4,892
Total operating
  expenses.............     4,800    5,938   6,481   10,251    7,432   10,774   11,872    9,725    6,672    6,488    6,677   14,105
Income (loss) from
  operations...........        20    1,188     960   (4,321)    (236)  (3,442)  (1,506)  (3,907)     456      554      488  (13,520)
Other expense, net.....        42       31      18      (31)    (184)    (265)    (320)    (136)    (352)    (325)    (329)    (332)
Income (loss) before
  pro forma provision
  for income taxes.....        62    1,219     978   (4,352)    (420)  (3,707)  (1,826)  (4,043)     104      229      159  (13,852)

INFLATION

     The Company does not believe its business and operations have been materially affected by inflation.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS Nos. 141 and 142 "Business Combinations" and "Goodwill and Other Intangible Assets". SFAS No. 141 replaces APB Opinion No. 16 and eliminates pooling-of-interest accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually, or when events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations initiated after June 30, 2001.

     Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 on November 1, 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company has not determined the effect of adopting SFAS No. 143 on its consolidated results of operations or financial position, as it plans to adopt SFAS No. 143 effective November 1, 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company has not yet determined the impact this standard will have on its consolidated results of operations and financial position, as it plans to adopt SFAS No 144 effective November 1, 2002.

     In April 2002, the FASB approved SFAS No. 145, rescission of FASB Statements Nos. 4, 44 and 64, amendment of SFAS No. 13 and technical corrections. SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under FAS No. 145, classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

     NET LOSSES, STOCKHOLDERS' DEFICIT AND NEED TO REFINANCE BANK CREDIT FACILITY AND OBTAIN ADDITIONAL CAPITAL

     The Company suffered material operating losses in its last three fiscal years, causing a significant deterioration in its financial condition. At October 31, 2001, the Company's stockholders' deficit was $4,946,000. The Company has been in default under its bank credit facility since the fourth quarter of fiscal 2000 and since December 2000 has operated under a forbearance agreement from the bank which has been extended a number of times and currently expires on November 8, 2002.

     The Company's ability to continue operations without filing for a reorganization under the Bankruptcy Code will depend in significant part upon the bank extending the forbearance agreement and the Company obtaining additional capital and refinancing its bank credit facility. If the bank does not extend the forbearance agreement or otherwise properly demand full payment of the credit facility, the Company would most likely file for protection under the Bankruptcy Code at that time.


     The Company has been attempting to refinance its bank credit facility for two years, and management believes it is unlikely that the Company will be able to refinance the facility without a capital infusion. Additional capital could be obtained directly through the sale of debt or equity securities or indirectly through a merger with or sale to another entity. In all likelihood, any recapitalization would involve a change of control of the Company. A change in control of the Company could result in a default under certain of its eyewear licenses unless the Company obtains the prior approval of the licensor under such licenses. See "Business--Products."

     The Company's ability to recapitalize will depend in part on an investor's or acquiror's determination that the Company can return to operating profitability. While the Company has significantly reduced its general, administrative and other expenses during the past two years, its revenues have continued to be adversely affected by the downturn in the optical frame industry, the effects of the September 11, 2001 tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the termination of certain product lines.

     LIQUIDITY REQUIREMENTS

     Since the fourth quarter of fiscal 2000, the Company has experienced a lack of liquidity. Under its forbearance agreement, it cannot increase its borrowings from its commercial bank and must refinance the credit facility and has had to pay down the facility. If the bank does not extend the forbearance agreement, which currently expires November 8, 2002, the Company will not have sufficient liquidity to continue operations unless it obtains alternative financing. If the bank does extend the forbearance agreement, the Company believes it will have sufficient liquidity to continue for some time assuming no further material reductions in sales, and continued collections of accounts receivable.

     NEED TO GENERATE INCREASED REVENUES

     The Company's conversion in October 1999 from selling to independent optical retailers in the United States through a direct national sales force instead of distributors was not successful. The Company believed that it needed to expand its direct sales force to approximately 130 sales representatives by the end of fiscal 2000 to generate unit sales commensurate with unit sales through its distributor network. The Company was unable to attract that number of qualified sales representatives, and the domestic direct sales force did not exceed 88 during the year. That number had decreased to 65 at October 31, 2001 due to attrition and terminations by the Company. Because of the significant cost-cutting measures already undertaken by the Company, it believes that generating additional revenues will be more critical to returning to profitability than further cost-cutting. The Company's ability to increase revenues will be hindered by its lack of working capital and by the downturn in the optical frame industry. In addition, the Company's license for bebe eyes provides that bebe may terminate the license if the Company is insolvent. Because the Company has a stockholders' deficit, it may be deemed to be insolvent, which would permit bebe to terminate the license.

     SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY AND EDDIE BAUER LICENSES

     Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 60% and 61% of the Company's net sales in fiscal 2000 and fiscal 2001, respectively. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of Nicole Miller Eyewear, Dakota Smith Eyewear, bebe eyes and its Signature line, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Laura Ashley license is automatically renewed annually so long as the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2005, but may be renewed by the Company at least through 2007 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

     DEPENDENCE UPON SALES TO OPTICAL RETAIL CHAINS

     Net sales to major optical retail chains, including Eyecare Centers of America, Cole Vision Corp. and its subsidiary, LensCrafters, and U.S. Vision, amounted to 33% and 29% of net sales in fiscal years 2000 and 2001, respectively. Net sales to Eyecare Centers of America in fiscal 2001 amounted to 12% of the Company's net sales for such fiscal year. The loss of one or more retail chains as a customer would have a material adverse affect on the Company's business.

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

     LIMITATIONS ON ABILITY TO DISTRIBUTE OTHER BRAND-NAME EYEGLASS FRAMES

     Each of the Company's licenses limits the Company's right to market and sell products with competing brand names. The Laura Ashley license prohibits the Company from selling any range of designer eyewear that is similar to Laura Ashley Eyewear in price and style, market position and market segment. The Eddie Bauer license and the bebe license prohibit the Company from entering into license agreements with companies which Eddie Bauer and bebe, respectively, believe are its direct competitors. The Hart Schaffner & Marx license prohibits the Company from marketing and selling another men's brand of eyeglass frames under a well-known fashion name with a wholesale price in excess of $40. The Company expects that each future license it obtains will contain some limitations on competition within market segments. The Company's growth, therefore, will be limited to capitalizing on its existing licenses in the prescription eyeglass market, introducing eyeglass frames in other segments of the prescription eyeglass market, and manufacturing and distributing products other than prescription eyeglass frames such as sunglasses. In addition, there can be no assurance that disagreements will not arise between the Company and its licensors regarding whether certain brand-name lines would be prohibited by their respective license agreements. Disagreements with licensors could adversely affect sales of the Company's existing eyeglass frames or prevent the Company from introducing new eyewear products in market segments the Company believes are not being served by its existing products.

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

     In addition, the purchase of goods manufactured in foreign countries is subject to a number of risks, including foreign exchange rate fluctuations, economic disruptions, transportation delays and interruptions, increases in tariffs and duties, changes in import and export controls and other changes in governmental policies. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin and results of operations. In fiscal 2001, Signature used manufacturers principally in Hong Kong/China, Japan and Italy.

     INTERNATIONAL SALES

     International sales accounted for approximately 8.7%,12.8% and 11.3% of the Company's net sales in fiscal 1999, fiscal 2000 and fiscal 2001, respectively. These sales were primarily in England, Canada Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     PRODUCT RETURNS

     The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for fiscal 1999, fiscal 2000 and fiscal 2001 amounted to 19%, 22% and 23% of gross sales (sales before returns), excluding distributor returns of $4.4 million in fiscal 1999 in connection with the Company's decision to terminate its relationship with domestic distributors, respectively. The Company anticipates that product returns may increase as a result of the downturn in the optical frame industry and general economic conditions. The Company maintains reserves for product returns; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on the Company's business, operating results and financial condition.

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

     ACCEPTANCE OF EYEGLASS FRAMES; UNPREDICTABILITY OF DISCRETIONARY CONSUMER SPENDING

     The Company's success will depend to a significant extent on the market's acceptance of the Company's brand-name eyeglass frames. If the Company is unable to develop new, commercially successful styles to replace revenues from older styles in the later stages of their life cycles, the Company's business, operating results and financial condition could be materially and adversely affected. The Company's future growth will depend in part upon the effectiveness of the Company's marketing and sales efforts as well as the availability and acceptance of other competing eyeglass frames released into the marketplace at or near the same time, the availability of vision correction alternatives, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted. The Company's success also will depend to a significant extent upon a number of factors relating to discretionary consumer spending, including the trend in managed health care to allocate fewer dollars to the purchase of eyeglass frames, and general economic conditions affecting disposable consumer income, such as employment business conditions, interest rates and taxation. Any significant adverse change in general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending generally, and purchasers of prescription eyeglass frames specifically, could have a material adverse effect on the Company's business, operating results and financial condition.

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

     CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company own beneficially approximately 47.0% of the Company's outstanding shares. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

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

     NO DIVIDENDS ANTICIPATED

     The Company does not currently intend to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of the Company's business. In addition, the Company is unable to pay any dividends for so long as it is in default under its bank credit facility. In addition, in light of the Company's current financial condition, it is not authorized to pay dividends under the California General Corporation Law.

     POSSIBLE ANTI-TAKEOVER EFFECTS

     The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The Company has no present intention to issue any shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, which may depress the market value of the Common Stock. In addition, each of the Laura Ashley, Hart Schaffner & Marx, Eddie Bauer and bebe licenses allows the licensor to terminate its license upon certain events which under the license are deemed to result in a change in control of the Company unless the change of control is approved by the licensor. The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.


ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     FOREIGN CURRENCY RISKS. During fiscal 2001, at any month-end a maximum of $3.4 million and a minimum of $1.8 million of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese yen and euros. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at October 31, 2001.

     International sales accounted for approximately 11.3% of the Company's net sales in fiscal 2001. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin.

     INTEREST RATE RISK. The Company's bank credit facility includes an accounts receivable and inventory revolving credit line and a term loan which are secured by substantially all of the assets of the Company. Under the credit line, as of October 31, 2001, the Company could obtain advances up to an amount equal to 60% of eligible accounts receivable and 30% of eligible inventories, up to a maximum of $4,500,000, which advances bear interest at the bank's prime rate or 2.5% in excess of the London Interbank Offered Rate ("LIBOR"), at the Company's option. The term loan was in the amount of $3,500,000 and is payable in monthly installments of $72,917 plus interest at the rate of 8.52% per annum. Since that date, the Company has paid interest at the default rate of 5% per annum in excess of the original rate. At October 31, 2001, $6.0 million was due to the bank under the Credit Agreement. Any interest which may in the future become payable on the Company's bank line of credit will be based on variable interest rates and will therefore be affected by changes in market interest rates.

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT................................................  27

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets.................................................  28
Consolidated Statements of Operations.......................................  29
Consolidated Statements of Changes in Stockholders' Equity (Deficit)........  30
Consolidated Statements of Cash Flows.......................................  31
Notes to the Consolidated Financial Statements..............................  33



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Signature Eyewear, Inc.

We have audited the accompanying consolidated balance sheets of Signature Eyewear, Inc. and Subsidiary as of October 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signature Eyewear, Inc. and Subsidiary as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company's deteriorating financial results and liquidity have caused it to be in default of the covenants of its loan agreement. These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Los Angeles, California

Altschuler, Melvoin and Glasser LLP

April 5, 2002 (except Notes 6 and 7,
which are as of July 8, 2002 and Note 9, which is as of July 30, 2002).

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2001 AND 2000



                                                              2001              2000
                                                          ------------      ------------
ASSETS
Current assets
    Cash and cash equivalents                             $  1,443,496      $  1,860,451
    Accounts receivable, trade (net of allowance
       for doubtful accounts of $574,096 in 2001
       and $314,839 in 2000)                                 5,129,460         8,744,254
    Inventories (net of reserve for obsolescence
       of $2,450,000 in 2001 and $511,004 in 2000)          10,328,364        18,742,177
    Income taxes refundable                                    110,000         1,262,154
    Promotion products and material                            164,548         2,082,234
    Prepaid expenses and other current assets                    8,952           314,301
                                                          ------------      ------------
                                                            17,184,820        33,005,571
                                                          ------------      ------------
Property and equipment (net of accumulated
    depreciation and amortization)                           1,456,083         2,077,230
                                                          ------------      ------------

Other assets
    Goodwill and other intangibles (net of
       accumulated amortization of $16,882 in 2001
       and $797,317 in 2000)                                   130,897         5,499,351
    Deposits and other assets                                  133,772           852,456
                                                          ------------      ------------
                                                               264,669         6,351,807
                                                          ------------      ------------
                                                          $ 18,905,572      $ 41,434,608
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
    Accounts payable, trade                               $ 10,143,540      $ 14,751,544
    Notes payable                                            3,228,358         5,000,000
    Current portion of long-term debt                        6,265,773         4,603,203
    Accrued credits                                            114,580           789,062
    Accrued expenses and other current liabilities           2,637,701         3,042,872
                                                          ------------      ------------
                                                            22,389,952        28,186,681
                                                          ------------      ------------
Long-term debt                                               1,461,456         4,806,455

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
    Preferred stock (5,000,000 shares authorized;
       no shares issued at October 31, 2001 and 2000)               --                --
    Common stock (5,056,889 shares issued and
       outstanding at October 31, 2001 and 2000)                 9,188             9,188
    Paid-in capital                                         14,363,990        14,363,990
    Accumulated deficit                                    (19,319,014)       (5,931,706)
                                                          ------------      ------------
                                                            (4,945,836)        8,441,472
                                                          ------------      ------------
                                                          $ 18,905,572      $ 41,434,608
                                                          ============      ============


                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


                                             2001              2000              1999
                                         ------------      ------------      ------------
Net sales                                $ 43,392,022      $ 51,932,066      $ 44,055,973
                                         ------------      ------------      ------------

Cost of sales                              18,499,151        20,987,242        18,666,478
Inventory write-down                        2,973,202           437,636            73,368
                                         ------------      ------------      ------------
                                           21,472,353        21,424,878        18,739,846
                                         ------------      ------------      ------------
GROSS PROFIT                               21,919,669        30,507,188        25,316,127
                                         ------------      ------------      ------------

Operating expenses
   Selling                                 14,344,093        21,648,965        13,808,621
   General and administrative              14,706,389        18,105,413        11,018,342
   Restructuring cost                                                           2,634,500
   Asset impairment charges                 4,891,459
                                         ------------      ------------      ------------
                                           33,941,941        39,754,378        27,461,463
                                         ------------      ------------      ------------
LOSS FROM OPERATIONS                      (12,022,272)       (9,247,190)       (2,145,336)
                                         ------------      ------------      ------------


Other
   Interest expense                        (1,302,673)       (1,131,445)         (183,037)
   Sundry income (expense)                    (35,461)          122,917           235,724
                                         ------------      ------------      ------------
                                           (1,338,134)       (1,008,528)           52,687
                                         ------------      ------------      ------------
LOSS BEFORE INCOME TAXES                  (13,360,406)      (10,255,718)       (2,092,649)

Provision (benefit) for income taxes           26,902          (771,997)         (783,254)
                                         ------------      ------------      ------------

NET LOSS                                 $(13,387,308)     $ (9,483,721)     $ (1,309,395)
                                         ============      ============      ============

LOSS PER SHARE, BASIC AND DILUTED
   Loss per common share                 $      (2.65)     $      (1.87)     $      (0.26)
                                         ============      ============      ============
   Weighted average number of common
   shares outstanding                       5,056,889         5,058,915         5,095,259
                                         ============      ============      ============

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999






                                            Common Stock
                                   ------------------------------                          Retained
                                      Number                                               Earnings
                                     of Shares          Stated           Paid-in         (Accumulated
                                      Issued            Value            Capital            Deficit)          Total
                                   ------------      ------------      ------------      ------------      ------------
Balance, November 1, 1998             5,119,337      $      9,251      $ 14,544,284      $  4,861,410      $ 19,414,945
Net loss                                                                                   (1,309,395)       (1,309,395)
Issuance of common stock                 50,000                50           251,966                             252,016
Repurchase of common stock              (86,948)              (87)         (354,254)                           (354,341)
                                   ------------      ------------      ------------      ------------      ------------
Balance, October 31, 1999             5,082,389             9,214        14,441,996         3,552,015        18,003,225
Net loss                                                                                   (9,483,721)       (9,483,721)
Repurchases of common stock             (25,500)              (26)          (78,006)                            (78,032)
                                   ------------      ------------      ------------      ------------      ------------
Balance, October 31, 2000             5,056,889             9,188        14,363,990        (5,931,706)        8,441,472
Net loss                                                                                  (13,387,308)      (13,387,308)
                                   ------------      ------------      ------------      ------------      ------------
BALANCE, OCTOBER 31, 2001             5,056,889      $      9,188      $ 14,363,990      $(19,319,014)     $ (4,945,836)
                                   ============      ============      ============      ============      ============

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999



                                                               2001              2000              1999
                                                           ------------      ------------      ------------
OPERATING ACTIVITIES
   Net loss                                                $(13,387,308)     $ (9,483,721)     $ (1,309,395)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
         Depreciation and amortization                        1,068,117         1,282,236           880,992
         Provision for bad debts                                434,090           264,835            41,614
         Provision for inventory write-down                   2,973,202           437,636            73,368
         Loss on disposition of equipment                        61,922             2,284
         Asset impairment charges                             4,891,459
         Deferred income tax (benefit) expense                                    428,000           (53,000)
         Other                                                  (13,940)
         Changes in assets--(increase) decrease
            Accounts receivable, trade                        3,180,704        (2,459,032)           37,494
            Inventories                                       5,440,611        (2,543,339)       (3,639,044)
            Income taxes refundable                           1,152,154          (262,334)         (813,339)
            Prepaid expenses and other current assets         2,096,060           179,042          (719,922)
            Deposits and other assets                           219,616          (117,899)
         Changes in liabilities-increase (decrease)
            Accounts payable, trade                          (4,608,004)        8,466,054           976,023
            Accrued credits                                    (674,482)         (938,908)        1,727,970
            Accrued expenses and other liabilities             (231,972)        1,346,171          (290,725)
                                                           ------------      ------------      ------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        2,602,229        (3,398,975)       (3,087,964)
                                                           ------------      ------------      ------------

INVESTING ACTIVITIES
   Purchases of property and equipment                          (73,081)         (784,225)         (623,781)
   Acquisition of businesses, net of cash acquired                                               (1,282,538)
   Proceeds from sale of equipment                                                 12,974            27,090
                                                           ------------      ------------      ------------
   NET CASH USED IN INVESTING ACTIVITIES                        (73,081)         (771,251)       (1,879,229)
                                                           ------------      ------------      ------------

FINANCING ACTIVITIES
   Borrowings on notes payable, bank                                           11,570,833         1,500,000
   Repayments on notes payable, bank                         (1,771,642)       (4,820,833)
   Borrowings on long-term debt                                                                     500,000
   Principal payments on long-term debt                      (1,047,863)       (1,020,352)         (472,098)
   Principal payments on capitalized lease obligations         (126,598)          (83,962)
   Repurchases of common stock                                                    (78,032)         (354,341)
                                                           ------------      ------------      ------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (2,946,103)        5,567,654         1,173,561
                                                           ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (416,955)        1,397,428        (3,793,632)

Cash and cash equivalents
   Beginning of year                                          1,860,451           463,023         4,256,655
                                                           ------------      ------------      ------------
   END OF YEAR                                             $  1,443,496      $  1,860,451      $    463,023
                                                           ============      ============      ============

                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999





                                                                            2001              2000             1999
                                                                        ------------     ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for
      Interest                                                          $  1,139,766     $  1,042,586     $    158,312
      Income taxes                                                            56,160          201,350           83,084

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
   Exchange of note payable for future  consulting obligation                154,876
   Derecognition of consulting agreement                                     666,580
   Lease payments deferred in exchange for future lump sum  payment          221,855
   Purchase of equipment financed by capital lease obligations                                229,958          146,974
   Covenant-not-to-compete and related obligation                                              60,000
   Deferred consulting fees and related obligation                                            713,316
   Acquisitions
      Fair value of assets acquired                                                                          3,092,000
      Liabilities assumed                                                                                   (5,178,000)
      Liabilities incurred                                                                                  (1,886,500)
      Stock issued                                                                                            (252,000)


                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Signature Eyewear, Inc. and Subsidiary (the "Company") designs, markets and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company suffered material operating losses in its last three fiscal years, causing a significant deterioration in its financial condition. At October 31, 2001, the Company's stockholders' deficit was $4,946,000. The Company has been in default under its bank credit facility since the fourth quarter of fiscal 2000 and since December 2000 has operated under a forbearance agreement from the bank which has been extended a number of times and currently expires on November 8, 2002. The Company also has a forbearance agreement from a frame vendor for an obligation in the amount of approximately $5.9 million which will remain in effect for so long as the bank forbearance agreement is in effect.

The Company's ability to continue operations without filing for a reorganization under the Bankruptcy Code will depend in significant part upon the bank extending the forbearance agreement and the Company obtaining additional capital and refinancing its bank credit facility. If the bank does not extend the forbearance agreement and demands full payment of the credit facility, the Company would most likely file for protection under the Bankruptcy Code.

The Company has been attempting to refinance its bank credit facility for two years, and management believes it is unlikely to be able to refinance the facility without a capital infusion. Additional capital could be obtained directly through the sale of debt or equity securities or indirectly through a merger with or sale to another entity. In all likelihood, any recapitalization would involve a change of control of the Company. A change in control of the Company could result in a default under certain of its eyewear licenses unless the Company obtains the prior approval of the licensor under such licenses.

The Company's ability to recapitalize will depend in part on an investor's or acquiror's determination that the Company can return to operating profitability. While the Company has significantly reduced its general, administrative and other expenses during the past two years, its revenues have continued to be adversely affected by the downturn in the optical frame industry, the effects of the September 11, 2001 tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the discontinuation of certain product lines.

In April 2002, the Company signed a letter of intent with a private investor which contemplated a sale to the investor of capital stock for $400,000 concurrent with a refinancing of the bank credit facility with a new lender arranged by the investor. The letter of intent contained a covenant of the Company not to seek other investors or acquirors. While the letter of intent and related covenants have expired, the investor continues discussions with the Company and its creditors concerning a recapitalization of the Company. In addition, the Company is in discussions with other potential investors/acquirors, and is actively seeking other investors/acquirors. However, as of October 31, 2002, the Company had no letter of intent for any financing or acquisition.

The accompanying financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

A summary of significant accounting policies is as follows:

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Signature Eyewear, Inc. and its wholly-owned subsidiary, Signature Eyewear Canada Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES--In preparing financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     ADVERTISING COSTS--The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended October 31, 2001, 2000 and 1999 amounted to $886,890, $2,611,209 and $867,865, respectively.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization of property and equipment are computed using the straight-line method over the useful economic life of the assets. Depreciation and amortization of property and equipment for tax reporting purposes are computed using various statutory methods as provided in the Internal Revenue Code.

     GOODWILL AND OTHER INTANGIBLE ASSETS--Goodwill represents the excess of purchase price over the fair value of net assets acquired (see Note 2) which is amortized on the straight-line basis over 20 years. Other intangible assets include covenants-not-to-compete and various trademarks which are being amortized on a straight-line basis over periods ranging from 2 to 20 years. The Company periodically evaluates the recoverability of its intangible assets for possible impairment

     INCOME TAXES--The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires deferred tax liabilities and assets to be recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are provided for temporary differences between financial statement and tax bases of certain liabilities and assets. SFAS No. 109 also requires the Company to recognize income tax benefits for loss carryovers which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The benefit of the Company's operating loss carryforwards has been reduced 100% by a valuation allowance at October 31, 2001 and 2000.

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

     FINANCIAL INSTRUMENTS--Due to the deteriorating financial condition of the Company, management has been unable to refinance its debt. Accordingly, management is unable to estimate the fair value of its financial instruments.

     IMPAIRMENT OF ASSETS--The Company recognizes impairment losses when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. During 2001, the Company determined estimated cash flows would not exceed the carrying value of the Company's intangible assets. Accordingly, an impairment write-down was recorded in the accompanying financial statements (see Note 3).

     FOREIGN CURRENCY TRANSLATION--Substantially all of the Company's international operations used the U.S. dollar as their functional currency for the year ended October 31, 2001. Monetary assets and liabilities are re-measured at exchange rates in effect at the balance sheet date, while other assets and equities are re-measured at historical rates. Income and expense accounts are re-measured at historical rates. There have been no significant re-measurement adjustments.

     The Company's international operations used their local currency as their functional currency for the years ended October 31, 2000 and 1999. Assets, liabilities, income and expense accounts were, therefore, translated at exchange rates in effect at the balance sheet date and equities translated at historical rates. There were no significant translation adjustments. Such adjustments would have been recorded directly to a separate component of stockholders' equity.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities" (an amendment of SFAS No. 133), respectively. These standards establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 and SFAS No. 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of those standards on November 1, 2000 did not have an effect on the consolidated financial statements.

     NEW ACCOUNTING PRONOUNCEMENTS--In July 2001, the FASB issued SFAS Nos. 141 and 142 "Business Combinations" and "Goodwill and Other Intangible Assets". SFAS No. 141 replaces APB Opinion No. 16 and eliminates pooling-of-interest accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually, or when events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations initiated after June 30, 2001.

     Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 on November 1, 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company has not determined the effect of adopting SFAS No. 143 on its consolidated results of operations or financial position, as it plans to adopt SFAS No. 143 effective November 1, 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company has not yet determined the impact this standard will have on its consolidated results of operations and financial position, as it plans to adopt SFAS No 144 effective November 1, 2002.

     In April 2002, the FASB approved SFAS No. 145, rescission of FASB Statements Nos. 4, 44 and 64, amendment of SFAS No. 13 and technical corrections. SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under FAS No. 145, classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     RECLASSIFICATIONS--Certain reclassifications have been made to previously-reported financial statements to conform to this year's presentation and have no effect on previously reported net loss.

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

The Asset Acquisition of CDS was accounted for using the purchase method of accounting. The purchase price was allocated based upon the following approximate fair values on the date of the acquisition:

                      Current assets                       $  2,205,000
                      Property and equipment                    170,000
                      Goodwill                                5,105,000
                      Other intangibles                         148,000
                      Other noncurrent assets                   117,000
                                                           ------------
                      Purchase price                       $  7,745,000
                                                           ============

The $5,105,000 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. In connection with the Asset Acquisition, the Company entered into a covenant-not-to-compete agreement as well as a consulting agreement with the sole shareholder of CDS. The consideration for the covenant-not-to-compete was $600,000.

The following table reflects unaudited pro forma combined results of operations of the Company and CDS on the basis that the acquisition had taken place at the beginning of the fiscal year for the period presented:
                                                               1999
                                                           ------------
                      Net sales                            $ 48,515,725
                      Net loss                               (2,147,922)
                      Loss per share                              (0.42)

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

The Stock Acquisition of GWO was accounted for using the purchase method of accounting. The purchase price has been allocated based upon the following approximate fair values on the date of the acquisition:

                      Current assets                       $    565,000
                      Property and equipment                      4,500
                      Goodwill                                  384,000
                      Liabilities                              (434,000)
                                                           ------------
                      Purchase price                       $    519,500
                                                           ============

The $384,000 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. In connection with the Stock Acquisition, the Company entered into a covenant-not-to-compete agreement as well as a consulting agreement with the sole shareholder of the seller corporation.

The Stock Acquisition provided for a purchase price adjustment if the per share market value of the 50,000 shares of common stock issued at the initial Stock Acquisition date was below $7 on July 31, 2001. On July 31, 2001, the Company's common stock was trading at $.45 per share. In lieu of the purchase price adjustment, the Company entered into an agreement to issue additional shares (see Note 12).

In order to reduce overhead, during fiscal 2000, GWO's corporate structure was liquidated with all assets and liabilities and operations absorbed into the Company.

NOTE 3   ASSET IMPAIRMENT CHARGES

During 2001, the Company conducted a review of certain brands and distribution channels within its business. The review triggered an impairment review of goodwill related to the prior acquisitions of CDS and GWO to determine the fair value of those assets. The Company determined that there was no remaining value of the goodwill relating to the CDS and GWO acquisitions. Accordingly, the Company recorded a noncash impairment charge writing down goodwill by approximately $4,891,000.

NOTE 4   RESTRUCTURING COSTS

Before October 1, 1999, the Company distributed its eyeglass frames to independent optical retailers in the United States (other than California and Arizona) through distributors. Sales through United States distributors accounted for approximately 51% of the Company's total net sales for the year ended October 31, 1999. Effective October 1, 1999, the Company changed its sales strategy by replacing its domestic network of distributors with its own direct national sales force. Consequently, the Company experienced an abnormally high rate of returns attributable to terminated distributors. The $2,634,500 cost associated with these merchandise returns is reflected as a 1999 restructuring expense.

NOTE 5   PROPERTY AND EQUIPMENT

Property and equipment (stated at cost) as of October 31, 2001 and 2000 consisted of the following:

                                   Periods of
                                  Depreciation
                                or Amortization          2001           2000
                                ---------------      ------------   ------------
Office furniture and fixtures       7 years          $    902,453   $    904,465
Computer equipment                  3 years             1,212,065      1,266,877
Software                            3 years               821,288        825,191
Leasehold improvements           Term of lease          1,185,190      1,185,190
Machinery and equipment held
   under capitalized leases       3 to 5 years            376,932        376,932
Machinery and equipment             5 years               134,163        134,163
                                                     ------------   ------------
                                                        4,632,091      4,692,818
Less accumulated depreciation
   and amortization (including
   amortization on capitalized
   leases of $168,342 in 2001
   and $62,295 in 2000)                                 3,176,008      2,615,588
                                                     ------------   ------------
Net book value                                       $  1,456,083   $  2,077,230
                                                     ============   ============

Provision for depreciation and amortization charged to operations for the years ended October 31, 2001, 2000 and 1999 amounted to $632,306, $635,210 and
$682,131, respectively (including capitalized lease amortization of $106,047, $54,946 and $7,349, respectively).

NOTE 6   NOTE PAYABLE, BANK

Note payable to bank at October 31, 2001 and 2000 consisted of the following:

                                                          2001           2000
                                                       ----------     ----------
Accounts Receivable and Inventory Loan
Agreement payable to a commercial bank
("Bank") in the amount of $5,000,000 (secured
by substantially all the assets of the
Company; maximum amount of loan limited to
60% of eligible accounts receivable [as
defined] at October 31, 2001 and 2000 plus
30% and 35% of eligible inventory [as
defined] at October 31, 2001 and 2000,
respectively, to a maximum of $4,500,000;
interest at the London Interbank Offered Rate
["LIBOR"] plus 2.5% or the Bank's prime rate
[5.5% at October 31, 2001] [at the Company's
option {revised to 5% above the previously
prevailing rates for the portion of the loan
representing advances on accounts receivable,
effective November 20, 2000}]; weighted
average interest rates of 10.96% and 9.50% at
October 31, 2001 and 2000, respectively, no
outstanding balance as of October 31, 1999;
due September 30, 2000, extended to November
8, 2002 pursuant to the Eleventh Amendment to
the Forbearance Agreement)                             $3,228,358     $5,000,000
                                                       ==========     ==========

The Eleventh Amendment to the Forbearance Agreement, dated July 8, 2002, includes various covenants, which provisions include that (i) the Company will exert its best efforts to close a Transaction (defined as the recapitalization of the business and/or the sale of the stock and/or substantially all of the business assets), or License Sale as promptly as possible, but in no event later than November 8, 2002 (due date), with circulation of draft documentation by October 1, 2002 and entered into definitive documentation on or before October 21, 2002 and, (ii) the outstanding amount of the obligations shall not exceed $5,100,000 (including the term note payable [see Note 7]) and shall be reduced by (i) $100,000 on July 15, 2002; (ii) $150,000 on August 15, 2002; (iii)
$225,000 on September 15, 2002; and (iv) $125,000 on October 15, 2002 (in
addition to the ongoing term note monthly principal payment of $72,917). At July 8, 2002, the Company was in compliance with all the covenants of the Forbearance Agreement.

NOTE 7   LONG-TERM DEBT

Long-term debt at October 31, 2001 and 2000 consisted of the following:

                                                          2001           2000
                                                       ----------     ----------
Term note payable, Bank, in the amount of
     $3,500,000 (secured by substantially all
     the assets of the Company; payable in
     monthly installments of $72,917 plus
     interest at 8.52% per annum [revised to
     13.52% per annum effective November 20,
     2000]; due June 30, 2000, extended to
     November 8, 2002 pursuant to a
     Forbearance Agreement [see Note 6])               $2,770,857     $3,500,000

Note payable, CDS (unsecured; payable in
     monthly installments of $17,042 (reduced
     to $8,500 through October 23, 2003),
     including interest at 7% per annum;
     matures on May 23, 2007)                             972,422      1,086,978

Obligation to vendor (unsecured; $4,195,847
     original principal less $639,043
     unamortized discount; payable in monthly
     installments of $50,000, including
     interest imputed at 7.37% per annum;
     matured on July 23, 2002; extended to
     November 8, 2002 pursuant to a
     forbearance agreement)                             3,207,291      3,326,660

Note payable, lessor (unsecured; payable in
     monthly installments of $4,134,
     including interest at 10% per annum;
     matures on May 1, 2005)                              148,901        181,814

Obligation assumed in conjunction with
     acquisition of CDS--see Note 2 (payable
     in quarterly installments of $75,000
     commencing September 30, 2000; matured
     on June 30, 2001)                                                   225,000

Obligation assumed in conjunction with
     acquisition of CDS and extension of
     consulting agreement (payable in monthly
     installments of $15,000 commencing July
     1, 2002; including interest imputed at
     10% per annum; matures on July 1, 2003)              154,876

Lump sum liability for machinery and
     equipment associated with various
     operating lease agreements (payable in
     full in August 2004; secured by certain
     machinery and equipment)                             221,855

Obligation in conjunction with acquisition of
     GWO--see Note 2 (payable in monthly
     installments of $5,000 commencing on
     June 30, 2000; matured on February 28,
     2001)                                                                45,000

Obligation to consultant (unsecured; $999,167
     principal less $285,850 unamortized
     discount; payable in monthly
     installments of $7,500 to December 2000,
     $5,000 in January and February 2001,
     $7,500 in March 2001 and $10,000
     thereafter through September 2008,
     including interest imputed at 8.75%)                                666,580

Liability for machinery and equipment under
     various capitalized lease agreements
     (interest rates ranging from 8.19% to
     15.07% per annum in 2001 and 8.12% to
     11.14% per annum in 2000; maturing at
     various dates through August 2004;
     secured by certain machinery and equipment)          251,027        377,626
                                                       -------------------------
                                                        7,727,229      9,409,658
     Less current portion                               6,265,773      4,603,203
                                                       -------------------------
                                                       $1,461,456     $4,806,455
                                                       =========================

Future minimum payments as of October 31, 2001, under the aforementioned long-term debt, are as follows:
                                                      Capitalized
                                                         Lease
                                        Obligations    Agreements      Total
                                         ----------    ----------    ----------
         2002                            $6,497,227    $  138,692    $6,635,919
         2003                               221,219       113,536       334,755
         2004                               412,927        26,939       439,866
         2005                               185,305            --       185,305
         2006                               168,675            --       168,675
         Thereafter                         419,529            --       419,529
                                         ----------    ----------    ----------
                                          7,904,882       279,167     8,184,049
         Less imputed interest thereon      428,680        28,140       456,820
                                         ----------    ----------    ----------
                                         $7,476,202    $  251,027    $7,727,229
                                         ==========    ==========    ==========

NOTE 8   INCOME TAXES

Income tax expense (benefit) for the years ended October 31, 2001, 2000 and 1999 consisted of the following:
                                            2001          2000          1999
                                         ----------    ----------    ----------
         Current
              Federal                    $ (110,000)  $(1,200,797)   $ (731,054)
              State                         136,902           800           800
         Deferred                                         428,000       (53,000)
                                         ----------    ----------    ----------
                                         $   26,902    $ (771,997)   $ (783,254)
                                         ==========    ==========    ==========

At October 31, 2001 and 2000, the Company's net deferred tax asset and liability consisted of the following:
                                                        2001           2000
                                                   ------------    ------------
     Current--deferred tax assets
         Allowance for doubtful accounts           $    230,000    $    135,000
         Capitalization of inventory costs              203,000         504,000
         Inventory reserve                              980,000         219,000
         Deferred compensation                                          227,000
         Sales returns reserve                          123,000         125,000
         Other                                          131,000         (85,000)
                                                   ------------    ------------
                                                      1,667,000       1,125,000
     Valuation allowance                             (1,667,000)     (1,125,000)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============
     Long-term--deferred tax assets
         Depreciation on property and equipment
            and amortization of intangibles        $    431,000    $    513,000
         Federal net operating loss carryforward      3,817,000       1,423,000
         State net operating loss carryforward          412,000         321,000
         Asset impairment charges                     1,957,000
         Other                                                         (135,000)
                                                   ------------    ------------
                                                      6,617,000       2,122,000
     Valuation allowance                             (6,617,000)     (2,122,000)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============

The Company has net operating loss carryforwards of approximately $16,000,000 available through October 2021.

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to loss before benefit for income taxes is as follows:

                                                    2001             2000
                                                ------------     ------------
     Computed income tax benefit at federal
        statutory rate                          $ (4,542,538)    $ (3,486,944)
     Increase (reduction) resulting from
        State income taxes                          (529,072)             800
        Permanent items                               40,664          119,700
        Change in valuation allowance              5,037,000        2,528,000
        Other, net                                    20,848           66,447
                                                ------------     ------------
                                                $     26,902     $   (771,997)
                                                ============     ============

NOTE 9   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES--The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California, under an operating lease which expires on May 31, 2005. The lease agreement provides for minimum monthly rental payments ranging from $76,083 to $78,583. The Company is also responsible for the payment of (i) common area operating expenses (as defined), (ii) utilities, and (iii) insurance. The lease agreement provides for an option to extend the term of the lease for five additional years.

Effective November 1, 2001, the Company subleased a portion of its warehouse to an unrelated third party. Under the terms of the agreement, the Company will receive approximately $196,000 in annual rent for the years ending October 31, 2002 and 2003. The annual rent to be received has been reflected as a reduction in future minimum lease payments.

The Company has various operating leases for hardware, software and technical support services in connection with implementation of a computer system. The original lease agreements were restructured to extend the terms of the leases, incorporating an additional covenant and providing for minimum monthly payments ranging from $15,324 to $82,908. The additional covenant requires the Company to not engage in any merger restructuring or sale of substantially all of the assets of its business without the prior written consent of the lessor and its lender. Upon expiration, the lease agreements provide for an option to extend the term of the lease for 12 months or more at a fair market rental value as mutually agreed to by the lessor and the Company.

Future minimum lease payments relating to the above operating leases at October 31, 2001, net of the sublease, are as follows:

         2002                  $   1,545,517
         2003                      1,573,017
         2004                      1,690,397
         2005                        741,874
                               -------------
                               $   5,550,805
                               =============

Total facilities-related rent expense for the years ended October 31, 2001, 2000 and 1999 amounted to $708,226, $677,636 and $420,471, respectively. Lease expense with respect to the computer system amounted to $1,221,861, $1,409,337 and $512,252 for the years ended October 31, 2001, 2000 and 1999, respectively.

The Company entered into a consulting agreement on June 2, 2000 for the consultant to provide advice and assistance to senior management of the Company. Pursuant to the second amendment dated May 31, 2001, the unsecured consulting obligation is payable in monthly installments of $5,000 through February 2002, $6,000 from March 2002 to February 2003, $7,500 from March 2003 to February 2004, $12,500 from March 2004 to February 2005, and $20,000 thereafter through April 2007, or until the balance is fully paid.

Total minimum payments under the Company's consulting obligation are as follows:

         2002                  $      68,000
         2003                         84,000
         2004                        130,000
         2005                        210,000
         2006                        240,000
         Thereafter                  108,000
                               -------------
                               $     840,000
                               =============

Total fees paid for the consulting obligation for the years ended October 31, 2001 and 2000 amounted to $63,000 and $83,000, respectively.

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

The Company has a license agreement with Eddie Bauer, Inc., which grants the Company certain rights to use "Eddie Bauer" trademarks in connection with the distribution, marketing and sale of Eddie Bauer eyewear products. The license agreement, amended on July 30, 2002, extends through December 31, 2005 and can be renewed for a two-year term (as defined), provided that specified minimum sales are achieved and the Company is not in material default under the license agreement.

The Company had a license agreement with Coach, a division of Sara Lee Corporation, which granted the Company certain rights to use "Coach" and related trademarks in connection with the distribution, marketing and sale of Coach eyewear products. The license period was to extend through April 30, 2010. In addition to a royalty based on net sales in fiscal 2000, the Company issued to Coach, upon the introduction of Coach Eyewear, three-year warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $6.50 per share and five-year warrants to purchase an additional 50,000 shares of common stock of the Company at an exercise price of $9.50 per share. On December 19, 2000, Coach terminated the license agreement due to alleged breaches of the agreement by the Company and filed an action seeking recovery for unpaid royalties and advertising costs pursuant to the License Agreement. On March 7, 2002, the Company entered into a Settlement Agreement with Coach in which Coach agreed to release the Company from all actions and debts for $250,000 payable over the 90-day period following the date of the settlement agreement.

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


The Company has a license agreement with bebe stores, inc., which grants the Company certain rights to use the "bebe" trademark in connection with the distribution, marketing and sale of bebe eyewear products. The license period extends through March 31, 2003, and can be renewed for two three-year terms (as defined) thereafter, provided that specified minimum sales are achieved and the Company is not in material default under the license agreement. The Company's license for bebe eyes provides that bebe may terminate the license if the Company is insolvent. Because the Company has a stockholders' deficit, it may be deemed to be insolvent, which would permit bebe to terminate the license.

Total minimum royalties under all of the Company's license agreements (excluding the terminated Coach license agreement) are as follows:

         2002                  $   2,183,671
         2003                      1,424,181
         2004                      1,051,914
         2005                        983,646
         2006                        995,496
         Thereafter                  248,874
                               -------------
                               $   6,887,782
                               =============

Total royalty expense charged to operations for the years ended October 31, 2001, 2000 and 1999 amounted to $2,286,267, $3,114,807 and $2,413,285, respectively.

MINIMUM ADVERTISING--In addition to the above minimum royalties, the Company is required under certain license agreements to advertise and market license trademark brands as specified in the respective agreements. The Company was in compliance with these minimum advertising and related expense requirements for the year ended October 31, 2001.

PURCHASE AGREEMENT--In conjunction with the Asset Acquisition outlined in Note 2, the Company entered into a purchase agreement with a frame vendor in which the Company agreed to purchase the following amounts of eyeglass frames during the periods indicated: (i) $2.4 million from the closing of the acquisition through July 31, 2000; (ii) $3.0 million during the year ending July 31, 2001; and (iii) $3.0 million during the year ending July 31, 2002.

OTHER--The Company is subject to certain claims that arise in the ordinary course of business. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company's financial statements.

NOTE 10  STOCK WARRANTS AND OPTIONS

The Company sold to Fechtor, Detwiler & Co., Inc. and Van Kasper Company, the managing underwriters of the initial public offering in 1997, warrants to purchase 180,000 shares of common stock for $12.00 per share. The warrants expire on September 16, 2002.

In connection with the acquisition of GWO, the Company issued warrants to purchase 50,000 shares of common stock for $7.50 per share. The warrants expire on September 10, 2004.

During fiscal 2000, the Company issued warrants to Coach, a licensor, to purchase 50,000 shares of the Company's common stock at an exercise price of $6.50, and 50,000 shares at an exercise price of $9.50. The warrants canceled January 18, 2001, 30 days after the termination of the Coach license.

The following is a summary of warrants outstanding:

                                  2001                    2000                    1999
                         --------------------    --------------------    --------------------
                                     Weighted                Weighted                Weighted
                                      Average                 Average                 Average
                                     Exercise                Exercise                Exercise
                           Shares      Price       Shares      Price       Shares      Price
                         ---------    -------    ---------    -------    ---------    -------
Outstanding, beginning
   of year                 330,000    $ 10.11      230,000    $ 11.02      180,000    $ 12.00
Issued                                             100,000    $  8.00       50,000    $  7.50
Canceled                  (100,000)   $  8.00           --                      --
                         ---------               ---------               ---------
Outstanding, end of year   230,000    $ 11.02      330,000    $ 10.11      230,000    $ 11.02
                         =========               =========               =========

No warrants were exercised during the year ended October 31, 2001.

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

                                  2001                    2000                    1999
                         --------------------    --------------------    --------------------
                                     Weighted                Weighted                Weighted
                                      Average                 Average                 Average
                                     Exercise                Exercise                Exercise
                           Shares      Price       Shares      Price       Shares      Price
                         ---------    -------    ---------    -------    ---------    -------
Outstanding, beginning
   of year                 529,400    $  8.01      635,500    $  7.92      477,000    $ 10.00
Granted                                              1,300    $  4.00      225,700    $  4.00
Canceled                   (71,900)   $  7.63     (107,400)   $  7.46      (67,200)   $  9.49
                         ---------               ---------               ---------
Outstanding, end of year   457,500    $  8.07      529,400    $  8.01      635,500    $  7.92
                         =========               =========               =========

The following is a summary of options outstanding under the Plan at October 31, 2001:

    Weighted        Number of      Remaining      Number of        Weighted
     Average         Options      Contractual    Exercisable        Average
 Exercise Price    Outstanding       Life          Options      Exercise Price
 --------------    -----------    -----------    -----------    --------------
     $8.07           457,500           6           453,600           $8.05

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

The weighted-average grant date fair value of options granted was $2.02 during 1999. Fair value of options was calculated by using the Black-Scholes options pricing model using the following assumptions for 1999 activity:

          Expected life                               6 years
          Risk-free interest rate                      5.825%
          Expected volatility                         46.570%
          Dividend yield                               0.000%

Had the Company adopted SFAS No. 123, pro forma results for fiscal 2001 and 2000 would not vary significantly from those reported.

On a pro forma basis, the effect of stock-based compensation had the Company adopted SFAS No. 123 for fiscal 1999 is as follows:

          Net loss
               As reported                        $(1,309,395)
               Pro forma                           (1,933,721)
          Basic and diluted loss per share
               As reported                              (0.26)
               Pro forma                                (0.38)


NOTE 11   EARNINGS PER SHARE

The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the dual presentation of basic and diluted earnings per share on the face of the statements of operations. Earnings (loss) per share ("EPS") is calculated as follows:
                                                For the Year Ended,
                                    ------------------------------------------
                                        2001           2000           1999
                                    ------------   ------------   ------------
Numerator
     Net loss                       $(13,387,308)  $ (9,483,721)  $ (3,738,803)
                                    ============   ============   ============
Denominator
     Weighted average shares           5,056,889      5,058,915      5,095,259
                                    ============   ============   ============
Basic and diluted loss per share    $      (2.65)  $      (1.87)  $      (0.26)
                                    ============   ============   ============

For the years ended October 31, 2001, 2000 and 1999, there were no differences between basic and diluted EPS. Warrants and options to purchase 330,000, 330,000 and 230,000 shares and 457,500, 529,400 and 635,500 shares, respectively, of common stock were outstanding during the years. All options and warrants are omitted from the computation of diluted earnings per share when net losses are reported because options and warrants are anti-dilutive. For the years ended October 31, 2001, 2000 and 1999, basic and diluted loss per share are identical because of the losses incurred during those years.


NOTE 12   STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize 30,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors has the authority to issue the authorized and unissued preferred stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without stockholder approval.

In September 1998, the Board of Directors authorized the repurchase of up to $1,000,000 of the Company's common stock in the open market. During the year ended October 31, 2000, the Company repurchased 25,500 shares of the Company's stock at an average price of $3.06 per share for an aggregate amount of $78,032. The Company did not repurchase any shares of the Company's stock during the year ended October 31, 2001.

On December 20, 2001, the Company entered into a Stock Issuance and Release Agreement (the "Agreement") whereby the Company issued 500,000 shares of its common stock and paid $3,000 to Springer Capital Corporation in satisfaction of the purchase price adjustment relating to the GWO acquisition (see Note 2). The fair value of the settlement amount, $68,000, has been accrued as a liability at October 31, 2001.


NOTE 13   EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, and may elect to separately contribute up to 100% of their annual bonus (if any) to the plan. The Company may also elect to make discretionary contributions. For the years ended October 31, 2001, 2000 and 1999, the Company made matching contributions to the plan in the amounts of $157,996, $282,589 and $261,686, respectively.


NOTE 14   ECONOMIC DEPENDENCY

The Company made sales to one customer representing approximately 12% of net sales during the years ended October 31, 2001 and 2000. No other customer accounted for more than 10% of net sales during the year ended October 31, 1999.

The Company's net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 61%, 60% and 75% of net sales for the years ended October 31, 2001, 2000 and 1999, respectively

NOTE 15   SUBSEQUENT EVENTS

On March 28, 2002, the Company entered into an Asset Purchase Agreement (the "Agreement") to sell the USA Optical product line (Division). Under the terms of the Agreement, the buyer purchased (i) all of the eyewear frame inventory under the brand name of Camelot or sold as part of the USA Optical line, (ii) all names, copyrights, logos, trademarks, computer software and other intellectual property rights related to the trademarks or trade names Camelot or USA Optical, and (iii) all marketing materials, customer lists, sales and vendor records to the trademarks or trade names of Camelot or USA Optical.

The price for the USA Optical product line was $570,000 including the assumption of certain obligations and liabilities related to the USA Optical line outstanding purchase orders. In addition, the Company agreed to supply the buyer with inventory for the existing models of eyeglass frames sold by the Company at a discount of 10% off the prices set forth by the buyer until the aggregate savings with respect to such purchases equals the total amount of Earned and Pending Premium Obligations (as defined).

In connection with the sale of the USA Optical product line, the Company's chief executive officer ("CEO") entered into a three-year consulting agreement with the buyer for a monthly consulting fee of $4,667. The CEO has agreed to a monthly reduction in his salary from the Company equal to the monthly consulting fee.


NOTE 16   QUARTERLY INFORMATION (UNAUDITED)

                         First Quarter             Second Quarter            Third Quarter            Fourth Quarter
                   ------------------------  ------------------------  ------------------------  ------------------------
                       2001         2000         2001         2000         2001         2000         2001         2000
                   -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net sales           10,889,044   12,003,409   11,470,364   12,389,749   11,821,152   17,441,961    9,211,462   10,096,947
Gross profit         7,128,081    7,195,961    7,042,041    7,331,313    7,164,518   10,366,029      585,029    5,613,885
Net income (loss)      103,823     (252,258)     229,031   (2,468,978)     153,799   (1,017,567) (13,873,961)  (5,744,918)
Earnings (loss)
  per share, basic
  and diluted             0.02        (0.05)        0.05        (0.49)        0.03        (0.20)       (2.75)       (1.13)

Signature's turnaround strategy for fiscal 2001 was in the final implementation stages and the Company was profitable through August 2001. The tragic events of September 2001 caused the Company to lose ten days of sales due to the suspension of all outgoing and incoming shipments. That loss in sales resulted in the Company losing over $4 million in gross sales while creating a higher return rate due to the uncertain future retail environment. The speed in which the decline in sales occurred did not permit the Company any time to respond. The high level of retailer returns coupled with the seasonally slow winter months and the lack of ability to sell down slow moving frames during this period caused the Company to experience an unexpected shock loss.

In addition, noncash transactions to write down inventory and increase the reserve for obsolescence for $3,277,000, write down point of purchase inventory for $661,000 and asset impairment charges of $4,891,000 were also significant factors for the 4th quarter loss.


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of the Company as of September 30, 2002:

                       YEAR FIRST
                       ELECTED OR
                       APPOINTED
      NAME:       AGE  DIRECTOR               PRINCIPAL OCCUPATION
================================================================================
Bernard L. Weiss (1) 64    1983  Mr. Weiss has served as Chief Executive Officer
                                 of the Company since 1983. Mr. Weiss served as Chairman of the Board from 1983 to 1988 and since June 2000, and served as Co-Chairman from 1989 to June 2000. Mr. Weiss started in the optical industry in 1975 as Vice President of Sales and Marketing for Optique du Monde. From
                                 1977 until he founded the Company in 1983, Mr.
                                 Weiss worked in a variety of executive
                                 positions at companies in the optical industry.

Michael Prince       53    1994  Mr. Prince joined the Company in 1993 and has
                                 served as the Chief Financial Officer and as a Director of the Company since March 1994. For more than 14 years before joining the Company, Mr. Prince's primary occupation was as a principal with Prince & Co., a business consulting firm that he owned.

Joel Johnson         48    1998  Mr. Johnson is owner and President of Orchard
                                 Partners, Inc., a professional firm providing advisory services in corporate finance which he formed in February 1998. For eight years before forming Orchard Partners, Mr. Johnson served in the investment banking department of Fechtor, Detwiler & Co., Inc. He received an MBA in
                                 Finance from the University of Colorado in 1980 and an AB from Harvard College in 1976.

Robert Fried         57          Mr. Fried has served as the Company's chief
                                 marketing executive since joining the Company in 1990. In 1995, he was appointed the Company's Senior Vice President of Marketing.
                                 Before joining the Company in 1990, Mr. Fried served in various executive marketing positions at Motorola, Quasar Electronics, Rockwell
                                 International, Starcraft Leisure Products,
                                 Marantz Stereo Company, Nautilus Fitness, Inc.
                                 and Hansen Foods.

Robert Zeichick      51          Mr. Zeichick has served as the Company's chief
                                 advertising and promotion executive since joining the Company in November 1990. In 1995, he was appointed the Company's Vice President of Advertising and Sales Promotion. From 1988 until joining the Company in 1990, Mr. Zeichick served as Vice President of Advertising and Sales Promotion at Nautilus Fitness, Inc. and
                                 Hansen Foods. Mr. Zeichick worked as an
                                 independent advertising consultant from 1984 until 1988 and worked on such brand names as Applause, Walt Disney Home Video and Marantz.

Seth Weiss (1)       38          Mr. Weiss has been an Executive Vice President
                                 of the Company since November 2000.   He has
                                 worked for the Company for more than the past
                                 five years.
-----------------
(1) Bernard L. Weiss is the father of Seth Weiss.

ITEM 11--EXECUTIVE COMPENSATION

         The following table sets forth, as to the Chief Executive Officer and as to each of the other persons serving as executive officers as of October 31, 2001 whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------
                                                                                   LONG TERM
                                                                                  COMPENSATION
                                                                                  ------------
                                                                                   NUMBER OF
                                     FISCAL YEAR                                   SECURITIES
                                        ENDED                                      UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION (1)      OCTOBER 31,     ANNUAL COMPENSATION            OPTIONS     COMPENSATION (1)
-------------------------------------------------------------------------------------------------------------
                                                     SALARY          BONUS
-------------------------------------------------------------------------------------------------------------
Bernard L. Weiss                         2001       $230,000          --             --           $29,445
         Chief Executive Officer         2000        230,000          --             --             4,932
                                         1999        190,000          --             --             5,627
-------------------------------------------------------------------------------------------------------------
Michael Prince                           2001       $215,000          --             --           $25,987
         Chief Financial Officer         2000        215,000          --             --             4,939
                                         1999        175,000        $25,000         $9,000          5,896
-------------------------------------------------------------------------------------------------------------
Robert Fried                             2001       $215,000          --             --           $25,825
         Senior Vice President,          2000        215,000          --             --             5,100
         Marketing                       1999        175,000        $25,000         $9,000          6,221
-------------------------------------------------------------------------------------------------------------
Robert Zeichick                          2001       $215,000          --             --           $26,180
         Vice President, Advertising     2000        215,000          --             --             4,745
         and Sales Promotion             1999        160,000        $25,000         $9,000          5,770
-------------------------------------------------------------------------------------------------------------

Seth Weiss
         Executive Vice President        2001       $130,000          --             --           $ 4,089

-------------------------------------------------------------------------------------------------------------

(1) Includes: (i) Company contribution to 401(k) Plan; and (ii) cash-out of a portion of unused vacation at approximately 60% of accrued amount due to Company's request to limit vacation during the period.


OPTION GRANTS IN LAST FISCAL YEAR

There were no option grants to Named Executive Officers in fiscal 2001.


STOCK OPTIONS HELD AT FISCAL YEAR END

         The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at October 31, 2001 and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the OTC Bulletin Board on October 31, 2001 ($0.12 per share). No Named Executive Officer exercised any stock options during fiscal 2001.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                       NUMBER OF SECURITIES
                       UNDERLYING UNEXECUTED            VALUE OF UNEXERCISED
                            OPTIONS AT                  IN-THE-MONEY OPTIONS
                         OCTOBER 31, 2001               AT OCTOBER 31, 2001
                    -----------  -------------       -----------  -------------
NAME                EXERCISABLE  UNEXERCISABLE       EXERCISABLE  UNEXERCISABLE
----                -----------  -------------       -----------  -------------
Bernard L. Weiss       12,000         8,000               $  0          $  0
Michael Prince         30,000        14,000                  0             0
Robert Fried           30,000        14,000                  0             0
Robert Zeichick        30,000        14,000                  0             0
Seth Weiss             31,700            --                  0             0

EMPLOYMENT CONTRACTS

         Bernard L. Weiss, Michael Prince, Robert Fried and Robert Zeichick have each entered into an employment agreement with the Company that took effect on September 16, 1997. The present salaries of these executive officers are (subject to increases from time to time approved by the Board of Directors or Compensation Committee): Mr. Weiss--$230,000; Mr. Prince--$215,000; Mr. Fried--$215,000; and Mr. Zeichick-$215,000. Mr. Weiss's salary has been reduced by $4,667 per month for so long as he receives consulting fees in like amount under the three-year consulting agreement which he entered into in connection with the sale of the USA Optical product line in March 2002.

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

         The Board of Directors administers the Stock Plan. Subject to the provisions of the Stock Plan, the administrator has full and final authority to select the participants to whom awards will be granted thereunder, to grant the awards and to determine the terms and conditions of the awards and the number of shares to be issued pursuant to awards.

COMPENSATION OF DIRECTORS

         Each director who is not an officer of or otherwise employed by the Company receives an annual retainer of $8,000.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 30, 2002 certain information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company, 498 North Oak Street, Inglewood, California 90302.

                                              NUMBER OF SHARES OF
                                                  COMMON STOCK
             NAME AND ADDRESS                BENEFICIALLY OWNED (1)  PERCENT (1)
             ----------------                ----------------------  -----------
         The Weiss Family Trust(2)..............   2,075,337            37.2%
         Bernard L. Weiss(2)(3).................   2,095,337            37.4
         Julie Heldman(2)(3)....................   2,075,337            37.2
         Robert Fried(4)........................     222,599             4.0
         Robert Zeichick(4).....................     223,689             4.0
         Michael Prince(4)......................     143,941             2.6
         Seth Weiss(5)..........................      52,700             1.0
         Joel Johnson(6)........................       5,920             *
         Springer Capital Corporation(7)........     600,000            10.6
         Directors and executive officers
           as a group (6 persons)(8) ...........   2,750,686            47.6%

-----------
 *   Less than 1%.
(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at September 30, 2002.
(2) Bernard L. Weiss and Julie Heldman are married. Mr. Weiss and Ms. Heldman are co-trustees of The Weiss Family Trust, and have voting and investment power for shares held by The Weiss Family Trust.
(3)  Includes 20,000 shares issuable upon exercise of stock options.
(4)  Includes 44,000 shares issuable upon exercise of stock options.
(5)  Includes 31,700 shares issuable upon exercise of stock options.
(6)  Includes 4,000 shares issuable upon exercise of stock options.
(7)  Includes 50,000 shares issuable upon exercise of warrants.
(8)  Includes 162,500 shares issuable upon exercise of stock options.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Inapplicable.

                                     PART IV


ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



         (a) Documents Filed as Part of Report:


             1.  Financial Statements:

                 Independent Auditor's Report

                 Consolidated Balance Sheets at October 31, 2000 and 2001

                 Consolidated Statements of Operations for the years ended October 31, 1999, 2000 and 2001

                 Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1999, 2000 and 2001

                 Consolidated Statements of Cash Flows for the years ended October 31, 1999, 2000 and 2001


             2.  Financial Statement Schedules:

                 Schedule II--Valuation and Qualifying Accounts


             3.  Exhibits:

                 See attached Exhibit List



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

        Signature                       Title                        Date
        ---------                       -----                        ----



/s/ Bernard L. Weiss            Chairman of the Board and       November 6, 2002
--------------------------      Chief Executive Officer
    Bernard L. Weiss



/s/ Michael Prince              Chief Financial Officer and     November 6, 2002
--------------------------      Director (Principal Financial
    Michael Prince              and Accounting Officer)



/s/ Joel Johnson                Director                        November 6, 2002
--------------------------
    Joel Johnson

                          CERTIFICATIONS FOR FORM 10-K
                          ----------------------------


     I, Bernard L. Weiss, certify that:

     1. I have reviewed this annual report on Form 10-K of Signature Eyewear, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.






Date: November 6, 2002                          /s/ Bernard L. Weiss
      ----------------                          -------------------------------
                                                Name:  Bernard L. Weiss
                                                Title:  Chief Executive Officer

                          CERTIFICATIONS FOR FORM 10-K
                          ----------------------------


     I, Michael Prince, certify that:

     1. I have reviewed this annual report on Form 10-K of Signature Eyewear, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.







Date: November 6, 2002                          /s/ Michael Prince
      ----------------                          -------------------------------
                                                Name:  Michael Prince
                                                Title:  Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
-------  -------------------

3.1 Restated Articles of Incorporation of Signature Eyewear, Inc. ("Signature"). Incorporated by reference to Exhibit 3.1 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
3.2      Amended and Restated Bylaws of Signature. Incorporated by reference to
         Exhibit 3.2 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
4.1 Specimen Stock Certificate of Common Stock of Signature. Incorporated by reference to Exhibit 4.1 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
10.1 Signature's 1997 Stock Plan. Incorporated by reference to Exhibit 10.1 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
10.2 Form of Signature's Stock Option Agreement (Non-Statutory Stock Option). Incorporated by reference to Exhibit 10.2 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
10.3 Form of Indemnification Agreement for Directors and Officers. Incorporated by reference to Exhibit 10.3 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
10.4 Tax Indemnification Agreement among Signature and the Existing Shareholders. Incorporated by reference to Exhibit 10.4 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
10.5 License Agreement, dated May 28, 1991, between Laura Ashley Manufacturing B.V. and Signature, as amended August 2, 1993, May 31, 1994, January 30, 1995, August 21, 1995 and October 4, 2000.
         Incorporated by reference to Exhibit 10.5 of Signature's Annual Report on Form 10-K for the year ended October 31, 2000. Further amending Agreement dated November 5, 2001. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]
10.6 Lease Agreement, dated March 23, 1995, between the Signature and Roxbury Property Management, and Guaranty of Lease, dated March 23, 1995, between Julie Heldman and Bernard L. Weiss and Roxbury Property Management and First Amendment to Lease, dated May 5, 1998, between Roxbury Property Management and the Signature, and Second Amendment to Lease, dated June 3, 1998, between Roxbury Property Management and the Signature. Incorporated by reference to Exhibit 10.6 to Signature's Form S-1 (SEC Registration No. 333-30017) and Exhibit 10.17 to Signature's Annual Report on Form 10-K for the year ended October 31, 1999. Third Amendment to Lease, dated March 2000, between Roxbury Property Management and Signature. Incorporated by reference to Exhibit
         10.6 of Signature's Annual Report on Form 10-K for the year ended October 31, 2000.
10.7 Accounts Receivable and Inventory Loan Agreement dated June 26, 2000 between Signature and City National Bank; Forbearance Agreement dated December 18, 2000; Amendment to Forbearance Agreement dated February 28, 2001; and Second Amendment to Forbearance Agreement dated May 1, 2001. Incorporated by reference to Exhibit 10.7 of Signature's Annual Report on Form 10-K for the year ended October 31, 2000. Third Amendment to Forbearance Agreement dated June 8, 2001; Fourth Amendment to Forbearance Agreement dated August 22, 2001; Fifth Amendment to Forbearance Agreement dated October 22, 2001; Sixth Amendment to Forbearance Agreement dated December 14, 2001; Superseding Sixth Amendment to Forbearance Agreement dated January 28, 2002; Seventh Amendment to Forbearance Agreement dated March 15, 2002; Eighth Amendment to Forbearance Agreement dated March 26, 2002; Ninth Amendment to Forbearance Agreement dated April 12, 2002; Tenth Amendment to Forbearance Agreement dated May 31, 2002; and Eleventh Amendment to Forbearance Agreement dated July 8, 2002.

10.8 Employment Agreement between the Signature and Bernard L. Weiss. Incorporated by reference to Exhibit 10.8 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
10.9 Employment Agreement between the Signature and Michael Prince. Incorporated by reference to Exhibit 10.10 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
10.10 Employment Agreement between the Signature and Robert Fried. Incorporated by reference to Exhibit 10.11 of Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
10.11 Employment Agreement between the Signature and Robert Zeichick. Incorporated by reference to Exhibit 10.12 of Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
10.12 License Agreement, dated June 24, 1997, between Eddie Bauer, Inc. and the Signature and First Addendum to License Agreement Dated June 24, 1997, dated as of March 26, 1999, between the Signature and Eddie Bauer, Inc. Incorporated by reference to Exhibit 10.15 to Signature's Form S-1 (SEC Registration No. 333-30017 and Exhibit 10.2 to Signature's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]
10.13    Form of Representatives' Warrant. Incorporated by reference to Exhibit
         1.2 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.
10.14 Master Lease dated as of March 1, 1999 between Oliver-Allen Corporation and Signature; 9/6/01 Restructure Agreement dated September 6, 2001 by and among Oliver-Allen Corporation, Wells Fargo Equipment Finance Company Inc. and Signature; and First Amended and Restated Lease Payment Restructure Agreement dated as of September 17, 2002 by and among Wells Fargo Equipment Finance Company, Oliver-Allen Corporation and Signature.
10.15 Third Amended Revised and Restated Secured Promissory Note dated as of June 23, 1999 issued by Signature in favor of California Design Studio, Inc. in the original principal amount of $1,250,000.
23.1     Consent of Altschuler, Melvoin and Glasser LLP
99.1     Schedule II--Valuation and Qualifying Accounts.