Form 10-Q
period 2002-01-31
SIGNATURE EYEWEAR INC
filed 2003-06-20
CIK 1036292

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended January 31, 2002

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ______________ to __________________.


                         Commission file number 0-23001




                             SIGNATURE EYEWEAR, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               California                                95-3876317
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)


                              498 North Oak Street
                           Inglewood, California 90302
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (310) 330-2700
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

            Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                Yes [_]   No [X]

            State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,976,889 shares issued and outstanding as of May 31, 2003.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q




PART I    FINANCIAL INFORMATION                                            Page
                                                                           ----
Item 1    Financial Statements
          Consolidated Balance Sheets                                        3
          Consolidated Statements of Operations                              5
          Consolidated Statements of Cash Flows                              6
          Notes to the Consolidated Financial Statements                     8

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       16

Item 3    Quantitative and Qualitative Disclosures about Market Risk        24



PART II   OTHER INFORMATION

Item 3    Defaults Upon Senior Securities                                   25
Item 6    Exhibits and Reports on Form 8-K                                  26

                                                         SIGNATURE EYEWEAR, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                               JANUARY 31, 2002 (UNAUDITED) AND OCTOBER 31, 2001
================================================================================

                                     ASSETS
                                                                                 January 31,           October 31,
                                                                                    2002                  2001
                                                                                ------------          ------------
                                                                                 (unaudited)
CURRENT ASSETS
      Cash and cash equivalents, including restricted
           cash of $147,446 (unaudited) and $202,824                            $  1,390,623          $  1,443,496
      Accounts receivable - trade, net of allowance for
           doubtful accounts of $511,375 (unaudited)
           and $574,096                                                            4,763,307             5,129,460
      Inventories, net of reserves for obsolete inventories
           of $3,087,206 (unaudited) and $2,450,000                                8,823,957            10,328,364
      Income taxes refundable                                                        112,704               110,000
      Promotional products and materials                                              73,015               164,548
      Prepaid expenses and other current assets                                       29,514                 8,952
                                                                                ------------          ------------
                Total current assets                                              15,193,120            17,184,820

PROPERTY AND EQUIPMENT, NET                                                        1,359,726             1,456,083
TRADEMARK, net of accumulated amortization of
      $16,882 (unaudited) and $16,882                                                130,897               130,897
DEPOSITS AND OTHER ASSETS                                                            133,772               133,772
                                                                                ------------          ------------
                     TOTAL ASSETS                                               $ 16,817,515          $ 18,905,572
                                                                                ============          ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                               JANUARY 31, 2002 (UNAUDITED) AND OCTOBER 31, 2001
================================================================================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                                 January 31,           October 31,
                                                                                    2002                  2001
                                                                                ------------          ------------
                                                                                 (unaudited)
CURRENT LIABILITIES
      Accounts payable - trade                                                  $  9,049,834          $ 10,143,540
      Accrued expenses and other current liabilities                               2,256,409             2,752,281
      Line of credit                                                               3,314,318             3,228,358
      Current portion of long-term debt                                            5,983,595             6,265,773
                                                                                ------------          ------------
           Total current liabilities                                              20,604,156            22,389,952

LONG-TERM DEBT, net of current portion                                             1,484,838             1,461,456
                                                                                ------------          ------------
                Total liabilities                                                 22,088,994            23,851,408
                                                                                ------------          ------------
COMMITMENTS

SHAREHOLDERS' DEFICIT
      Preferred stock, $0.001 par value
           5,000,000 shares authorized
           0 (unaudited) and 0 shares issued and outstanding                            --                    --
      Common stock, $0.001 par value
           30,000,000 shares authorized
           5,556,889 (unaudited) and 5,056,889 shares
                issued and outstanding                                                 5,557                 5,057
      Additional paid-in capital                                                  14,432,621            14,368,121
      Accumulated deficit                                                        (19,709,657)          (19,319,014)

                     Total shareholders' deficit                                  (5,271,479)           (4,945,836)
                                                                                ------------          ------------
                           TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $ 16,817,515          $ 18,905,572
                                                                                ============          ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001 (UNAUDITED)
================================================================================

                                                               2002                   2001
                                                           ------------           ------------
                                                            (unaudited)            (unaudited)
NET SALES                                                  $  8,521,661           $ 10,889,044

COST OF SALES                                                 3,334,413              3,760,963
                                                           ------------           ------------
GROSS PROFIT                                                  5,187,248              7,128,081
                                                           ------------           ------------
OPERATING EXPENSES
      Selling                                                 2,391,001              3,008,137
      General and administrative                              2,891,198              3,363,024
      Depreciation and amortization                             109,750                300,512
                                                           ------------           ------------
           Total operating expenses                           5,391,949              6,671,673
                                                           ------------           ------------
INCOME (LOSS) FROM OPERATIONS                                  (204,701)               456,408
                                                           ------------           ------------
OTHER INCOME (EXPENSE)
      Sundry income                                              29,867                 21,978
      Interest expense, net                                    (215,919)              (373,833)
                                                           ------------           ------------
           Total other income (expense)                        (186,052)              (351,855)
                                                           ------------           ------------
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
      INCOME TAXES                                             (390,753)               104,553

PROVISION FOR (BENEFIT FROM) INCOME TAXES                          (110)                   730
                                                           ------------           ------------
NET INCOME (LOSS)                                          $   (390,643)          $    103,823
                                                           ============           ============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                $      (0.07)          $       0.02
                                                           ============           ============
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                    5,285,150              5,056,889
                                                           ============           ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001 (UNAUDITED)
================================================================================

                                                                                 2002                  2001
                                                                             -----------           -----------
                                                                             (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                      $  (390,643)          $   103,823
      Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities
                Depreciation and amortization                                    109,750               300,512
                Provision for bad debts                                             --                  13,149
                (Increase) decrease in
                     Accounts receivable - trade                                 366,153              (484,545)
                     Inventories                                               1,504,407             2,351,408
                     Income taxes refundable                                      (2,704)                 --
                     Promotional products and materials                           91,533               225,114
                     Prepaid expenses and other current assets                   (20,562)              (90,108)
                     Deposits and other assets                                      --                  17,590
                Decrease in
                     Accounts payable - trade                                 (1,093,706)           (2,010,886)
                     Accrued expenses and other current liabilities             (430,872)             (814,522)
                                                                             -----------           -----------
Net cash provided by (used in) operating activities                              133,356              (388,465)
                                                                             -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                         (13,393)              (12,288)
                                                                             -----------           -----------
Net cash used in investing activities                                            (13,393)              (12,288)
                                                                             -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings (payments) on line of credit                                 85,960              (530,248)
      Payments on long-term debt                                                (258,796)             (249,646)
                                                                             -----------           -----------
Net cash used in financing activities                                           (172,836)             (779,894)
                                                                             -----------           -----------
Net decrease in cash and cash equivalents                                        (52,873)           (1,180,647)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,443,496             1,860,451
                                                                             -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 1,390,623           $   679,804
                                                                             ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001 (UNAUDITED)
================================================================================

                                                                                 2002                  2001
                                                                             -----------           -----------
                                                                             (unaudited)           (unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      INTEREST PAID                                                          $    71,888           $   386,819
                                                                             ===========           ===========

      INCOME TAXES PAID                                                      $     2,594           $       730
                                                                             ===========           ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the three months ended January 31, 2002, the Company entered into a Stock Issuance and Release Agreement on December 20, 2001, whereby the Company issued 500,000 shares of common stock and paid $3,000 to Springer Capital Corporation in satisfaction of the purchase price adjustment relating to the Great Western Optical acquisition. The fair value of the settlement amount of $68,000 was included in accrued expenses and other current liabilities at October 31, 2001.

During the three months ended January 31, 2001, the Company entered into an agreement to modify an operating lease to reduce long-term debt by $674,699 by applying prepaid expenses of $126,975 and deposits and other assets of $499,068 related to the note holder and by increasing accrued expenses and other current liabilities by $48,656.

















   The accompanying notes are an integral part of these financial statements.

PART I.
                              FINANCIAL INFORMATION


                     SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     Signature Eyewear, Inc. (the "Company") designs, markets, and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.

     Business Acquisition. Effective August 1999, the Company acquired 100% of the capital stock of Great Western Optical ("GWO"), a privately-held corporation engaged primarily in the distribution of the Company's products (the "GWO Acquisition"). The purchase price for the GWO Acquisition was approximately $519,500, consisting of the issuance of 50,000 shares of the Company's common stock and warrants to purchase 50,000 shares of the Company's common stock valued at $252,000, a note payable for $250,000, and acquisition-related expenses of $17,500.

     The GWO Acquisition provided for a purchase price adjustment if the per share market value of the 50,000 shares of common stock issued at the initial GWO Acquisition date was below $7 on July 31, 2001. On July 31, 2001, the Company's common stock was trading at $0.45 per share. In lieu of the purchase price adjustment, in December 2001, the Company issued 500,000 shares of common stock and paid $3,000 to Springer Capital Corporation, the seller, in satisfaction of the purchase price adjustment (see Note 8).

NOTE 2 - GOING CONCERN

     The Company has received a report from its prior independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern as of October 31, 2001. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2001. The results of operations for the three months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002.

     Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

     Office furniture and equipment                    7 years
     Computer equipment                                3 years
     Software                                          3 years
     Machinery and equipment                           5 years
     Machinery and equipment held under
        capital lease agreements                       5 years
     Leasehold improvements                            term of the lease

     Trademark. The Dakota Smith trademark is recorded at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful life of the trademark of 20 years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademark may not be recoverable. When factors indicate that the value of the trademark may be impaired, the Company estimates the remaining value and reduces the trademark to that amount. Amortization expense was $0 (unaudited) and $143,786 (unaudited) for the three months ended January 31, 2002 and 2001, respectively.

     Fair Value of Financial Instruments. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable - trade, accrued expenses and other current liabilities, and line of credit, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

     Certain of the Company's liabilities were settled subsequent to January 31, 2002 for less than their carrying value at that date (see Note 9).

     Earnings (Loss) per Share. The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any dilutive shares for the three months ended January 31, 2002 and 2001.

     The following potential common shares have been excluded from the computations of diluted earnings (loss) per share for the three months ended January 31, 2002 and 2001 because the effect would have been anti-dilutive:

                                              2002                 2001
                                          -----------          -----------
                                          (unaudited)          (unaudited)
     Stock options                            445,700              512,900
     Warrants                                 230,000              230,000
                                          -----------          -----------
           TOTAL                              675,700              742,900
                                          ===========          ===========

     Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications. Certain amounts included in the prior period financial statements have been reclassified to conform with the current period presentation. Such reclassifications did not have any effect on reported net income (loss) and are immaterial to the financial statements as a whole.

     Recently Issued Accounting Pronouncements. In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment at October 31, 2001 and January 31, 2002 consisted of the following:

                                                        January 31,  October 31,
                                                           2002         2001
                                                        ----------   ----------
                                                        (unaudited)

  Office furniture and equipment                        $  884,080   $  877,799
  Computer equipment                                     1,298,844    1,212,065
  Software                                                 821,288      821,288
  Machinery and equipment                                  161,473      158,817
  Machinery and equipment held under capital
    lease agreements                                       294,609      376,932
  Leasehold improvements                                 1,185,190    1,185,190
                                                        ----------   ----------
                                                         4,645,484    4,632,091
  Less  accumulated depreciation and amortization
    (including accumulated depreciation and
    amortization of $169,699 (unaudited) and $131,172
    for equipment under capital
    lease agreement)                                    3,285,758    3,176,008
                                                        ----------   ----------
              TOTAL                                     $1,359,726   $1,456,083
                                                        ==========   ==========

     Depreciation and amortization expense was $109,750 (unaudited) and $156,726 (unaudited) for three months ended January 31, 2002 and 2001, respectively, (including depreciation and amortization expense of $37,945 (unaudited) and $17,365 (unaudited), respectively, on machinery and equipment held under capital leases).

NOTE 5 - LINE OF CREDIT

     The Company had a credit facility with a commercial bank (the "Bank"), consisting of an accounts receivable and inventory revolving credit line and a term note payable (see Note 6), which were secured by substantially all of the assets of the Company. Under the credit line, the Company could obtain advances up to an amount equal to 60% of eligible accounts receivable and 30% of eligible inventories up to a maximum of $4,500,000. The advances on the line of credit bore interest at the Company's option at either the Bank's prime rate or 2.5% in excess of the London Inter-Bank Offering Rate ("LIBOR"). The credit facility matured on September 30, 2000.

     The Company defaulted on the credit facility for various reasons, including the nonpayment of the line of credit at maturity as well as noncompliance with various covenants and conditions. Since September 30, 2000, the interest rate on the credit line has been 5% per annum in excess of the original rate. The Company entered into a forbearance agreement with the Bank in December 2000, which was extended many times. Amounts outstanding on the line of credit at October 31, 2001 and January 31, 2002 were $3,228,358 and $3,314,318
(unaudited), respectively.

     In April 2003, the credit facility was repaid (see Note 9).

NOTE 6 - LONG-TERM DEBT

     Long-term debt at October 31, 2001 and January 31, 2002 consisted of the following:

                                                                         January 31,         October 31,
                                                                            2002                2001
                                                                       --------------      --------------
                                                                        (unaudited)
     Term  note payable to the Bank in the original amount of
           $3,500,000, secured by substantially all of the
           assets of the Company, payable in monthly
           installments of $72,917, plus interest at LIBOR,
           plus 7.5% per annum, which includes the 5% default
           penalty since September 2000. In April 2003, the
           term note
           payable was repaid (see Notes 5 and 9).                     $    2,552,107      $    2,770,857
     Obligation to a frame vendor in the original amount
           of $4,195,847, less an unamortized discount of
           $639,043, unsecured, payable in monthly
           installments of $50,000, including interest
           imputed at 7.37% per annum. This obligation was in
           default at January 31, 2002. In April 2003, the
           Company paid $2,350,000 to settle this and other
           obligations to the frame vendor
           (see Note 9).                                                    3,207,291           3,207,291
     Note payable to lessor of the Company's principal
           offices and warehouse in the original amount
           of $240,000, unsecured, payable in monthly
           installments of $4,134, including interest at 10%
           per annum, maturing on May 1, 2005.                                140,147             148,901
     Note  payable to California Design Studio, Inc. ("CDS"),
           unsecured, payable in monthly installments of
           between $8,333 and $17,042, with a final payment
           of any principal plus interest remaining in May
           2007, including interest at 7% per annum, maturing
           on May 23, 2007. In January 2003, the Company paid
           $500,000 to settle all liabilities with CDS,
           including this note and the obligation assumed in
           conjunction with the acquisition of CDS and
           extension of the consulting agreement (see
           Note 9).                                                           965,911             972,422
     Obligation assumed in conjunction with acquisition
           of CDS and extension of consulting agreement,
           payable in monthly installments of $15,000,
           including interest imputed at 10% per annum,
           maturing on July 1, 2003.  This obligation was
           settled in January 2003 (see Note 9).                              154,876             154,876
     Lump sum liability for property and equipment
           associated with various operating lease agreements
           with Oliver Allen, secured by such property and
           equipment, payable in full in August 2004. The
           Company adjusted the liability in October 2002 in
           anticipation of the lease payoff and general
           release in
           February 2003 (see Note 9).                                        221,855             221,855
     Liability for machinery and equipment under
           various capital lease agreements, secured by
           certain machinery and equipment, bearing interest
           ranging from 8.19% to 11.4% per annum, maturing
           through August 2004. In March and April 2003, the
           Company paid $58,162 in full settlement of $89,550
           of this liability (see Note 9).                             $      226,246      $      251,027
                                                                       --------------      --------------
                                                                            7,468,433           7,727,229
     Less current portion                                                   5,983,595           6,265,773
                                                                       --------------      --------------
                 LONG-TERM PORTION                                     $    1,484,838      $    1,461,456
                                                                       ==============      ==============

     Future maturities of long-term debt at January 31, 2002 were as follows:

      12 Months
       Ending
     January 31,
     -----------
     (unaudited)
        2003                                               $  5,983,595
        2004                                                    327,268
        2005                                                    434,166
        2006                                                    176,272
        2007                                                    171,644
     Thereafter                                                 375,488
                                                           ------------
             TOTAL                                         $  7,468,433
                                                           ============

NOTE 7 - COMMITMENTS

     Frame Purchase Agreement. In conjunction with the asset acquisition of CDS, the Company entered into a purchase agreement with one of CDS' frame vendors, whereby the Company agreed to purchase the following amounts of eyeglass frames during the periods indicated: (i) $2,400,000 from the closing of the acquisition through July 31, 2000; (ii) $3,000,000 during the 12 months ending July 31, 2001; and (iii) $3,000,000 during the 12 months ending July 31, 2002. The Company did not meet the minimum purchase requirement for the year ended July 31, 2002. In April 2003, the Company paid $2,350,000 to retire all obligations with this frame vendor and terminate this frame purchase agreement (see Note 9).


NOTE 8 - SHAREHOLDERS' DEFICIT

     Common Stock. In December 2001, the Company issued 500,000 shares of its common stock and paid $3,000 to Springer Capital Corporation in satisfaction of the purchase price adjustment relating to the GWO Acquisition. The fair value of the settlement amount, $68,000, had been accrued as a liability at October 31, 2001.

     Warrants. In January 2002, warrants to purchase 100,000 shares of the Company's common stock held by Coach, a division of Sara Lee Corporation, were canceled 30 days following the termination of the Company's eyewear license with Coach.

NOTE 9 - SUBSEQUENT EVENTS

     Sale of USA Optical. In March 2002, the Company sold its USA Optical product line, including (i) all of the eyewear frame inventory under the brand name of Camelot or sold as part of the USA Optical line, (ii) all names, copyrights, logos, trademarks, computer software, and other intellectual property rights related to the trademarks or trade names Camelot or USA Optical, and (iii) all marketing materials, customer lists, and sales and vendor records to the trademarks or trade names of Camelot or USA Optical. Management believes the effect of the sale on its future operations will not be significant.

     The sales price for the USA Optical product line was $500,000, plus the assumption of certain obligations and liabilities related to the USA Optical line's outstanding purchase orders amounting to $70,000. In addition, the Company agreed to supply the buyer with inventory for the existing models of eyeglass frames sold by the Company at a discount of 10% off the prices set forth by the buyer until the aggregate savings with respect to such purchases equals the total amount of Earned and Pending Premium Obligations, as defined.

     In connection with the sale of the USA Optical product line, the Company's former Chairman of the Board/Chief Executive Officer entered into a three-year consulting agreement with the buyer for a monthly consulting fee of $4,667. The monthly consulting fee was offset against the former officer's salary until his resignation in April 2003.

     License Agreements. In July 2002, the Company extended its license agreement with Eddie Bauer, Inc. through December 31, 2005. The license can be renewed for a two-year term provided that specified minimum sales are achieved and the Company is not in material default under the license agreement.

     In December 2002, the Company extended its license agreement with Hart Schaffner & Marx for a period of three years until December 31, 2005. The license agreement requires specified minimum net sales and royalties per annum.

     In December 2002, the Company extended its license agreement with Nicole Miller until March 31, 2006. Under the terms of the extension agreement, the Company will have the option to renew the license agreement for an additional term of three years, if and only if (i) the Company is in compliance with the terms and conditions of the license agreement at the time of this extension and on March 31, 2006 and (ii) the Company pays the guaranteed minimum royalty for each of the three years ended March 31, 2006.

     Litigation. In December 2000, Coach terminated the eyewear license agreement with the Company due to alleged breaches of the agreement by the Company and filed an action seeking recovery for unpaid royalties and advertising costs pursuant to the license agreement. In March 2002, the Company entered into a settlement agreement with Coach, whereby Coach agreed to release the Company from all actions and debts for $250,000, payable over the 90-day period following the date of the settlement agreement. The Company has paid this settlement in full.

     Note Payable to Lessor of the Company's Principal Offices and Warehouse. In November 2002, the Company executed an unsecured promissory note for $89,405 with the lessor of the Company's principal offices and warehouse. This amount consisted of amounts related to the base rent and common area operating expenses payable per the operating lease due October 1, 2002 and the October payment of principal and interest with respect to the $240,000 unsecured promissory note dated June 23, 1998. Late charges and other penalties totaling $12,761 owed by the Company with respect to the October rent were forgiven. The promissory note bears interest at 8% per annum and is repayable in 26 equal monthly installments of $3,757 each beginning April 1, 2003 and ending May 1, 2005.

     Settlement Agreement and General Release with CDS. In January 2003, the Company entered into a settlement agreement with CDS and the sole shareholder of CDS, settling all remaining obligations between the parties emanating from the Company's purchase of all of the assets of CDS in 1999. The remaining obligations included those under a consulting agreement with the sole shareholder of CDS for $154,876 (unaudited) at January 31, 2002 (see Note 6) and the promissory note given as part of the purchase price for $965,911 (unaudited) at January 31, 2002 (see Note 6). In the settlement, the Company paid $500,000 to CDS and the sole shareholder of CDS, and the parties executed a mutual general release.

     Sale and License Back of Dakota Smith Trademark and Inventory. In February 2003, the Company sold all of its rights to its Dakota Smith eyewear trademark for $600,000 and the related inventory for $400,000. Concurrently, the Company entered into a three-year exclusive license agreement, with a two-year renewal option, with the purchaser to use the trademark for eyeglass frames sold and distributed in the United States and certain other countries. The license agreement specifies certain guaranteed minimum royalties per annum. The Company also repurchased the Dakota Smith inventory for a non-interest-bearing note in the amount of $400,000. The note is secured by the inventory and payable in monthly installments through March 2004.

     Oliver Allen Lease Payoff. In February 2003, the Company entered into an agreement with Oliver Allen to purchase certain property and equipment rented under various operating leases for $750,000. These leases were entered into during the period from March 1, 1999 through July 1, 2000 and expire from September 1, 2002 through January 1, 2004.

     To fund this lease payoff, the Company obtained a $750,000 loan from a commercial bank. The loan bears interest at 4% per annum, is repayable in 59 monthly installments of $13,812 commencing March 31, 2003, with the remaining principal and accrued interest being due and payable in full on February 28, 2008, and is secured by the property and equipment purchased. The Company has the option to pay down the principal balance at any time during the course of the agreement.

     Credit Facilities
     -----------------

     HLIC Credit Facility. In April 2003, the Company obtained a $3,500,000 credit facility from HLIC. The credit facility is secured by all of the assets of the Company and includes a $3,000,000 term loan and a $500,000 revolving line of credit.

     The term loan bears interest at 10% per annum, is payable interest only for the first year of payments, with payments of principal and interest on a 10-year amortization commencing in the second year, and is due and payable in April 2008. The revolving credit facility bears interest at a rate of 1% per month, payable monthly, with all advances subject to approval of HLIC, and is due and payable in April 2008. The Company may prepay the credit facility without premium or penalty at any time.

     As additional security for the credit facility, an irrevocable letter of credit must be issued in favor of HLIC by a commercial bank in the amount of $1,250,000, subject to reduction if the credit facility is less than $1,250,000. The letter of credit delivered to obtain the credit facility was secured by a related party. Furthermore, the Company purchased a $250,000 debenture from HLIC as additional security. This debenture will earn interest at 3% per annum, adjusted annually to the one-year debenture rate offered by HLIC, and will remain as collateral until the credit facility is paid in full.

     The terms of the agreement include certain financial and non-financial covenants, which include that the Company must maintain inventories, accounts receivable, and cash of not less than $7,000,000; and that the Company cannot incur any additional debt, engage in any merger or acquisition, or pay any dividends or make any distributions to shareholders other than stock dividends without the consent of HLIC.

     As further consideration for the credit facility, the Company also granted HLIC warrants to purchase 100,000 shares of common stock. The warrants vest immediately, expire on April 30, 2008, and have an exercise price of $0.67 per share.

     Bluebird Credit Facility. In April 2003, the Company obtained from Bluebird Finance Limited ("Bluebird") a credit facility of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the amount of $2,900,000 and support for the $1,250,000 letter of credit securing the HLIC credit facility. The loan bears interest at 5% per annum, payable annually for the first two years, with payments of principal and interest on a 10-year amortization schedule commencing in the third year, and is due and payable in April 2013.

     Bluebird's loan commitment will be reduced by $72,000 in July 2005 and by the same amount every three months thereafter. This loan is subordinate to the HLIC credit facility. The Company must comply with certain financial and non-financial covenants, which include that without the consent of Bluebird it may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business or enter into any merger or similar reorganization.

     Designation and Issuance of Series A 2% Convertible Preferred Stock. In April 2003, the Company designated a new series of preferred stock, designated "Series A 2% Convertible Preferred Stock" (the "Series A Preferred"), authorizing 1,360,000 shares. In addition, in April 2003, the Company issued 1,200,000 shares to Bluebird for $800,000, or $0.6667 per share. The Series A Preferred provides for cumulative dividends at the rate of 2% per annum payable in cash or additional shares of Series A Preferred and has a liquidation preference equal to its original purchase price plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred, commencing April 2005 at the liquidation preference, plus accrued and unpaid dividends, plus a premium of $450,000.

     The Company must redeem the Series A Preferred upon certain changes of control, as defined in the agreement, to the extent the Company has the funds legally available at the same redemption price, unless the change of control occurs before April 2005, in which event the premium is 10% of either the consideration received by the Company's shareholders or the market price, as applicable. The Series A Preferred is convertible into common stock on a share-for-share basis, subject to adjustments for stock splits, stock dividends, and similar events, at any time commencing May 2005.

     The holders of the Series A Preferred do not have voting rights, except as required by law, provided, however, that at any time two dividend payments are not paid in full, the Board of Directors will be increased by two and the holders of the

Series A Preferred, voting as a single class, will be entitled to elect the additional directors. Bluebird received demand and piggyback registration rights for the shares of common stock into which Series A Preferred may be converted.

     Retirement of Bank Credit Facility. In April 2003, the Company utilized the proceeds from the Home Loan Investment Company ("HLIC") credit facility to retire its bank credit facility, which consisted of a line of credit and term note payable that had been in default, for a payment of $3,125,000. This transaction will result in the Company recording a gain of approximately $700,000 in the statement of operations for the year ended October 31, 2003.

     Retirement of Obligations to Frame Vendor. In April 2003, the Company used a portion of the proceeds from the Bluebird credit facility to retire its obligations to a frame vendor in the aggregate amount of approximately $5,800,000 for a payment of $2,475,000 to Dartmouth Commerce of Manhattan, Inc. ("Dartmouth Commerce"), a related party. Dartmouth Commerce had purchased this obligation from the frame vendor for $2,350,000. The payment also terminated the purchase agreement (see Note 7).

     Reduction in Trade Payables. In April 2003, the Company used a portion of the proceeds from the Bluebird credit facility to retire approximately $775,000 of trade payables for an aggregate payment of approximately $327,000.

     Reduction in Capital Lease Obligations. In April 2003, the Company used a portion of the proceeds from the Bluebird credit facility to settle $89,550 of a liability for machinery and equipment under various capital leases for a payment of $58,162.

     Sale of Stock by Principal Shareholder. In April 2003, the Weiss Family Trust, the principal shareholder of the Company, sold its entire shareholding in the Company of 2,075,337 shares of common stock, representing approximately 37% of the outstanding common stock of the Company, for $0.012 per share. Dartmouth Commerce purchased 1,600,000 shares, and Michael Prince, the Company's Chief Executive Officer/Chief Financial Officer, purchased 475,337 shares. Dartmouth Commerce, which is wholly owned by the Company's new Chairman of the Board, is now the largest shareholder of the Company, holding approximately 28.7% of the outstanding common stock of the Company as of April 2003. Dartmouth Commerce has agreed with Bluebird that until April 2008, it will not sell or transfer any of these shares without Bluebird's prior consent.

     Consulting Agreements. In April 2003, the Company entered into a three-year consulting agreement with Dartmouth Commerce, a related party wholly owned by the Company's new Chairman of the Board, Richard M. Torre, for compensation of $55,000 per year.

     In April 2003, the Company entered into an 18-month consulting agreement with the former Chairman of the Board/Chief Executive Officer for total compensation of $20,000.

     Changes in Management. In April 2003, Bernard L. Weiss resigned as Chairman of the Board, Chief Executive Officer, and Director, positions he held since founding the Company in 1983, and Seth Weiss resigned as an Executive Vice President. Richard M. Torre was appointed as Chairman of the Board and Director, and Ted Pasternack, Edward Meltzer and Drew Miller were appointed as Directors. In addition, Michael Prince was named Chief Executive Officer and President. Michael Prince will continue to occupy the position of Chief Financial Officer until a replacement is hired.

     Employment Agreement. In April 2003, the Company entered into a new five-year employment agreement with Michael Prince, the Company's
President/Chief Executive Officer/Chief Financial Officer, which superseded his existing employment agreement. Under the new employment agreement, he receives a salary of $240,000 per year, subject to annual review for increase. He also received 420,000 shares of common stock, which he must forfeit if certain conditions are not met as follows:

            (i) 210,000 shares must be forfeited if the Company has not achieved positive net income from ordinary operations in at least one fiscal year in the period 2003 to 2006 and

            (ii) 210,000 shares must be forfeited if the Company does not have net income from ordinary operations of at least $250,000 in at least one of the three fiscal years following the fiscal year it achieves positive net income.

            If prior to March 31, 2008, Mr. Prince's employment is terminated without cause or he terminates his employment for "good reason":

            (i) he will be entitled to a lump sum payment of all salary to which he would have been entitled under the employment agreement from the date of termination through March 31, 2008 and

            (ii) any of the 420,000 shares which have not vested will vest and be free of the risk of forfeiture.

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

SUBSEQUENT EVENTS

     This Form 10-Q has been filed after a recapitalization completed by the Company in April 2003 which materially impacted its financial condition. The key elements of the recapitalization and certain other material transactions subsequent to the period covered by this Form 10-Q were:

     Credit Facility with Home Loan and Investment Company. As part of the recapitalization in April 2003, the Company obtained a $3.5 million credit facility from Home Loan and Investment Company ("HLIC"). The credit facility includes a $3,000,000 term loan and a $500,000 revolving line of credit and is secured by all of the assets of the Company. The term loan bears interest at a rate of 10% per annum, is payable interest only for the first year with payments of principal and interest on a 10-year amortization schedule commencing the second year, and is due and payable in April 2008. The revolving credit facility bears interest at a rate of 1% per month, payable monthly, with all advances subject to approval of HLIC, and is due and payable in April 2008. The Company must maintain inventory, accounts receivable and cash of not less than $7,000,000. In addition, the Company must comply with certain other covenants, including that it may not, without the consent of HLIC, incur any additional debt, engage in any merger or acquisition, or pay any dividends or make any distributions to shareholders other than stock dividends. The Company may prepay the credit facility without premium or penalty. The Company also purchased a $250,000 debenture issued by HLIC which is additional collateral for the credit facility. The debenture bears interest at 3% per annum, adjusted annually to the one-year debenture rate offered by HLIC. Additional credit enhancement for the credit facility is a $1,250,000 letter of credit issued in favor of HLIC by a commercial bank. As further consideration for the credit facility, the Company issued to HLIC five-year warrants to purchase 100,000 shares of Common Stock for $0.67 per share.

     Issuance of Preferred Stock. As part of the recapitalization in April 2003, the Company created a new series of preferred stock, designated "Series A 2% Convertible Preferred Stock" (the "Series A Preferred"), and issued 1,200,000 shares to Bluebird Finance Limited, a British Virgin Islands corporation ("Bluebird"), for $800,000, or $0.67 per share. The Series A Preferred provides for cumulative dividends at the rate of 2% per annum payable in cash or additional shares of Series A Preferred and has a liquidation preference equal to its original purchase price plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred commencing April 2005 at the liquidation preference plus accrued and unpaid dividends plus a premium of $450,000. The Company must redeem the Series A Preferred upon certain changes of control to the extent the Company has the funds legally available therefor, at the same redemption price, unless the change of control occurs before April 2005, in which event the premium is 10% of either the consideration received by the Company's shareholders or the market price, as applicable. The Series A Preferred is convertible into Common Stock on a share-for-share basis (subject to adjustment for stock splits, stock dividends and similar events) at any time commencing May

2005. The holders of the Series A Preferred have no voting rights except as required by law, provided, however, that at any time two dividend payments are not paid in full, the Board of Directors will be increased by two and the holders of the Series A Preferred, voting as a single class, will be entitled to elect the additional directors. Bluebird received demand and piggyback registration rights for the shares of Common Stock into which Series A Preferred may be converted.

     Bluebird Credit Facility. As part of the recapitalization in April 2003, the Company obtained from Bluebird a credit facility of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the amount of $2,900,000 and support for the $1,250,000 letter of credit securing the HLIC credit facility. The loan bears interest at the rate of 5% per annum, payable annually for the first two years, with payments of principal and interest on a 10-year amortization schedule commencing in the third year, and is due and payable in April 2013. Bluebird's loan commitment will be reduced by $72,000 in July 2005 and by the same amount every three months thereafter. This loan is subordinate to the HLIC credit facility. The Company must comply with certain covenants including among others that without the consent of Bluebird it may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business, or enter into any merger or similar reorganization.

     Retirement of Bank Credit Facility. As part of the recapitalization in April 2003, the Company retired its bank credit facility with City National Bank which had been in default since September 30, 2000.

     Retirement of Obligations to Frame Vendor. As part of the recapitalization in April 2003, the Company retired its obligations to a frame vendor in the aggregate amount of approximately $5.8 million (some of which were assumed in connection with the Company's acquisition of California Design Studio, Inc. ("CDS") in 1999) for a payment of $2,475,000 to Dartmouth Commerce of Manhattan, Inc. ("Dartmouth"). Dartmouth had purchased this obligation from the frame vendor for $2,350,000. The Company recognized a net gain of approximately $3.3 million in connection with this transaction.

     Reduction in Trade Payables and Restructuring of Equipment Lease. As part of the recapitalization in April 2003, the Company retired $775,000 of trade payables for approximately $372,000, resulting in a gain of approximately $400,000. In addition, the Company purchased certain leased property and equipment, including its computer system, for $750,000, in February 2003, thereby terminating the lease with aggregate future obligations of approximately $1.7 million. To fund this payment, the Company obtained a $750,000 loan from a commercial bank secured by the purchased assets and bearing interest at 4% per annum payable in monthly installments of approximately $14,000 with the balance due in February 2008.

     Sale of Stock by Weiss Family Trust. As part of the recapitalization in April 2003, the Weiss Family Trust, the principal shareholder of the Company, sold all of the shares of the Common Stock of the Company which it held (2,075,337 shares, representing approximately 37% of the outstanding Common Stock of the Company) for $0.012 per share. Dartmouth purchased 1,600,000 shares and Michael Prince purchased 475,337 shares. Dartmouth, which is wholly owned by Richard M. Torre, is now the largest shareholder of the Company holding approximately 28.7% of the outstanding Common Stock of the Company. Dartmouth has agreed with Bluebird that until April 2008 it will not sell or transfer any of these shares without the prior consent of Bluebird.

     Management and Board Changes. As part of the recapitalization in April 2003, Bernard L. Weiss resigned as Chairman of the Board, Director and Chief Executive Officer, positions he held since founding the Company in 1983. Richard
M. Torre was appointed as Director and Chairman of the Board and Ted Pasternack, Edward Meltzer and Drew Miller were appointed as Directors. In addition, Michael Prince was named Chief Executive Officer and President. The Company has also entered into a three-year consulting agreement with Dartmouth for compensation of $55,000 per year.

     In April 2003 the Company entered into a new five-year employment agreement with Mr. Prince which superseded his existing employment agreement. Under the new employment agreement, he receives salary of $240,000 per year, subject to annual review for increase. He also received 420,000 shares of Common Stock, which he must forfeit if certain conditions are not met, as follows: (i) 210,000 shares must be forfeited if Signature has not achieved positive net income from ordinary operations in at least one fiscal year in the period 2003 to 2006, and
(ii) 210,000 shares must be forfeited if Signature does not have net income from ordinary operations of at least $250,000 in at least one of the three fiscal years following the fiscal year it achieves positive net income. If prior to March 31, 2008 Mr. Prince's employment is terminated without cause or he terminates his employment for "good reason": (i) he will be entitled to a lump sum payment of all salary to which he would have been entitled under the employment agreement from the date of termination through March 31, 2008; and
(ii) any of the 420,000 shares which have not vested will vest and be free of the risk of forfeiture.

     Sale/License Back of Dakota Smith Trademark. In February 2003, the Company completed a "sale/license back" of its "Dakota Smith" trademark. In the transaction, the Company sold to an unaffiliated entity all of its rights to the "Dakota Smith" trademark and its Dakota Smith Eyewear inventory for $1,000,000. Concurrently, the Company entered into a three-year exclusive license agreement, with a two-year renewal option, to use the trademark for eyeglass frames sold and distributed in the United States and certain other countries. Signature also repurchased the Dakota Smith inventory for a non-interest bearing promissory note in the amount of $400,000 payable in monthly installments though March 2004 and secured by the Company's Dakota Smith inventory.

     Settlement with CDS. In February 2003, the Company entered into a settlement agreement with CDS and CDS's sole shareholder of all remaining obligations between the parties emanating from the Company's purchase in 1999 of all the assets of CDS. The remaining obligations included obligations under a consulting agreement with the CDS shareholder and the promissory note given as part of the purchase price. The Company's net book value for these obligations was approximately $1.1 million as of the closing. In the settlement, the Company paid $500,000 to CDS and the CDS shareholder and the parties executed a mutual general release. The Company recognized a gain of approximately $600,000 in connection with this settlement.

     Sale of USA Optical. In March 2002 the Company sold its USA Optical product line, including the trademark Camelot and related inventory, for $500,000 plus the assumption of certain obligations and liabilities amounting to approximately $70,000. The effect of this sale was not significant for fiscal 2002, and no material gain or loss was recorded by the Company.

     The recapitalization significantly improved the Company's financial condition and liquidity through decreasing the shareholders deficit by approximately $5.7 million, increasing capital, reducing liabilities and replacing current obligations with long-term obligations. Although following the recapitalization the Company continues to have a stockholders' deficit, the Company believes that for at least the following 12 months, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, it will be able pay its debts and obligations as they mature. However, the Company's long-term viability will depend on its ability to return to profitability on a consistent basis, which will depend in part on its ability to increase revenues.

OVERVIEW

     The Company derives revenues primarily through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, bebe eyes, Nicole Miller Eyewear, Dakota Smith Eyewear and under its proprietary brands Signature.

     The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 61% and 64% of the Company's net sales in fiscal 2001 and fiscal 2002, respectively.

     The Company's cost of sales consists primarily of payments to foreign contract manufacturers that produce frames and cases to the Company's specifications. The complete development cycle for a new frame design typically takes approximately twelve months from the initial design concept to the release. Generally, at least six months are required to complete the initial manufacturing process.

     Following many years of profitability, the Company incurred operating losses in each of its last three fiscal years. and for the quarter ended January 31, 2002. The principal reason for these losses was the change in October 1999 by the Company in its method of distributing its products to independent optical retailers in the United States from distributors to a direct sales force. In addition, in fiscal 2001 and the first quarter of fiscal 2002, the Company's revenues were adversely affected by a general downturn in the optical frame business, the aftermath of the September 11th World Trade Center tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the discontinuation of certain product lines. The aftermath of the September 11 tragedy included reduced sales orders resulting in inventory build-up, slowed collection of accounts receivable and higher return rates due to the uncertain future retail environment.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                       THREE MONTHS ENDED
                                                           JANUARY 31,
                                                  -----------------------------
                                                        2002           2001
                                                    -------------------------
Net sales........................................       100.0%         100.0%
Cost of sales....................................        39.1           34.6
                                                    ----------     ----------
Gross profit.....................................        60.9           65.4
                                                    ----------     ----------
Operating expenses:
     Selling.....................................        28.1           27.6
     General and administrative..................        33.9           30.9
     Depreciation and amortization...............         1.3            2.8
                                                    ----------     ----------
             Total operating expenses............        63.3           61.3
                                                    ----------     ----------
 Income (loss) from operations...................        (2.4)           4.1
                                                    ----------     ----------
 Other income (expense), net.....................        (2.2)          (3.2)
                                                    ----------     ----------
 Income (loss) before provision for income taxes.        (4.6)           0.9
                                                    ----------     ----------
 Provision (benefit) for income taxes............         0              0
                                                    ----------     ----------
 Net income (loss)...............................        (4.6)%          0.9%
                                                    ==========     ==========


     Net Sales. Net sales decreased by 21.7% or $2.4 million from the quarter ended January 31, 2001 (the "2001 Quarter") to the quarter ended January 31, 2002 (the "2002 Quarter"). The following table shows certain information regarding net sales for the periods indicated:

                                 THREE MONTHS ENDED JANUARY 31,
                           ----------------------------------------
                                   2002                 2001            CHANGE
                           ------------------    ------------------    ---------
Laura Ashley Eyewear...    $  3,240      38.0%   $  3,464      31.8%      (6.5)%
Eddie Bauer Eyewear....       2,499      29.3       3,533      32.5      (29.3)%
Other Sales (1)........       2,783      32.7       3,891      35.7      (28.5)%
                           --------  --------    --------  --------
Total..................      $8,522     100.0%    $10,888     100.0%     (21.7)%
                           ========  ========    ========  ========
---------------
(1) Includes net sales of other designer eyewear and private label frames.

     Net sales in the 2002 quarter were adversely affected by a general downturn in the optical frame business, the aftermath of the September 11th World Trade Center tragedy, and the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability.

     GROSS PROFIT AND GROSS MARGIN. Gross profit decreased 27.2% from the 2001 Quarter to the 2002 Quarter due to lower unit sales and write-down of obsolete inventory. The gross margin decreased from 65.4% in the 2001 Quarter to 60.9% in the 2002 Quarter due to write-down of obsolete inventory and close out sales representing a higher percentage of net sales.

     SELLING EXPENSES. Selling expenses decreased 20.5% or $0.6 million from the 2001 Quarter to the 2002 Quarter due to lower net sales and decreases of $0.3 million in point of purchase materials and $0.6 million in salaries.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 14.0% or $0.5 million from the 2001 Quarter to the 2002 Quarter due to a $0.1 million decrease in temporary help and a $0.1 million decrease in operating lease expense.

     OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense, which decreased due to declining market interest rates and principal paydowns.

     PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's net loss in the 2002 Quarter, it had no income tax expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable (net of allowance for doubtful accounts) decreased from $5.1 million at October 31, 2001 to $4.7 million at January 31, 2002 due to the increase in the reserve for returns and the shortening of the time period for collecting accounts receivable by tightening its credit policy, reducing credit terms to retailers, reducing the number of retailer programs with extended credit terms and the reduction in net sales (and primarily the lower net sales at the end of fiscal 2001 following the September 11th World Trade Center tragedy).

     The Company's inventories (net of obsolescence reserve) decreased from $10.3 million at October 31, 2001 to $8.8 million at January 31, 2002 as part of implementation of the Company's turnaround strategy to reduce inventory and improve inventory turnover by better matching frame purchases with customer orders and an increase of $0.6 million in the reserve for obsolescent inventory.

     The Company had a credit facility with a commercial bank consisting of an accounts receivable and inventory revolving credit line and a term loan which were secured by substantially all of the assets of the Company. The credit facility matured on September 30, 2000, and the Company defaulted under its bank credit facility for various events of default including non-payment at maturity as well as other non-compliance with various covenants and conditions. This credit facility was repaid in April 2003.

     In addition to the term loan included as part of its bank credit facility, long-term debt (including the current portion) at January 31, 2002 included principally a $1.0 million note payable to CDS in connection with the CDS Acquisition and an obligation to a frame vendor (present value of $3.2 million at January 31, 2002) assumed in connection with the CDS Acquisition. As discussed above, the Company settled its obligation to CDS in February 2003 and with the frame vendor in April 2003. See Notes 6 and 9 of Notes to Consolidated Financial Statements.

     Of the Company's accounts payable at January 31, 2002, $1.6 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at January 31, 2002.

     The Company's bad debt write-offs and recoveries were ($2,916) and $13,149 during the 2002 Quarter and 2001 Quarter, respectively. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

     As part of the Company's recapitalization in April 2003, the Company obtained two long-term credit facilities. See "Subsequent Events."

     Historically, the Company has generated cash primarily through product sales in the ordinary course of business, its bank credit facility and sales of equity securities. Following the default on its bank credit facility in September 2000, and as a condition to numerous forbearances extended by its bank, the Company had to regularly reduce its aggregate borrowings under its bank credit facility, from $ 6.0 million at October 31, 2001 to $3.1 million when the facility was repaid in April 2003. This, coupled with declining sales and corresponding inability to raise equity capital, materially adversely affected the Company's liquidity and working capital. To address this problem, the Company reduced operating expenses through reduction in personnel and subletting office space, negotiated vendor discounts and deferred payments of trade payables, sold obsolete inventory at a deep discount, sold its USA Optical product line and completed a sale/license back of its Dakota Smith trademark and inventory.

     The recapitalization materially improved the Company's liquidity by replacing current obligations to its bank and a frame vendor with long-term indebtedness and through discounted payoffs of trade payables. The Company believes that for at least the next twelve months, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities it will be able pay its debts and obligations as they mature. However, the Company's current sources of funds are not sufficient to provide the working capital for material growth, and it would be required to obtain additional debt or equity financing to support such growth.

INFLATION

     The Company does not believe its business and operations have been materially affected by inflation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following is a discussion of certain factors that may affect the Company's financial condition and results of operations, and takes into account the recapitalization described under "Subsequent Events".

     NEED TO INCREASE REVENUES AND TO RETURN TO PROFITABILITY:
     GOING CONCERN QUALIFICATION

     The Company suffered material operating losses in its last three fiscal years, causing a significant deterioration in its financial condition. The report of the independent auditors of the Company's financial statements for fiscal year 2001 contained an explanatory paragraph describing the uncertainty of the Company's ability to continue as a going concern as of October 31, 2001. At January 31, 2002, the Company's stockholders' deficit was $5.3 million. The Company's recapitalization in April 2003 significantly improved the Company's financial condition and liquidity through increasing capital, reducing liabilities and replacing current obligations and debts with long-term obligations. However, following the recapitalization the Company continues to have a stockholders' deficit, and the Company's long-term viability will depend on its ability to return to profitability on a consistent basis.

     During the past several years, the Company has significantly reduced its general, administrative and other expenses to the extent that it does not believe further material reductions are possible short of further downsizing in the Company through termination of one or more product lines. Accordingly, the ability of the Company to return to profitability will depend most significantly on its ability to increase its revenues. The Company's revenues during the past several years have been adversely affected by the significant downturn in the optical frame industry and its inability to hire a direct sales force sufficient to replace its distributor network following its conversion to direct sales in 2000. This problem has been exacerbated by the Company's impaired financial condition. In addition, since the fourth quarter of fiscal 2001, the Company's revenues were adversely impacted by the September 11, 2001 tragedy and the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability. While the Company is hopeful that the recapitalization will generate greater customer confidence and increase its ability to hire qualified sales personnel, no assurance can be given that this will occur or that the Company will be able to generate materially greater revenues or to return to consistent profitability.

     SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY AND EDDIE BAUER LICENSES

     Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 64% of the Company's net sales in each of fiscal 2000 and fiscal 2001 and 67% in the first quarter of 2002. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of Nicole Miller Eyewear, Dakota Smith Eyewear, bebe eyes and its Signature line, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Laura Ashley license is automatically renewed through January 2008 so long as the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2005, but may be renewed by the Company at least through 2007 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

     DEPENDENCE UPON SALES TO RETAIL OPTICAL CHAINS

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

     INTERNATIONAL SALES

     International sales accounted for approximately 12.8% and 11.3% of the Company's net sales in fiscal 2000 and fiscal 2001, respectively. These sales were primarily in England, Canada Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     PRODUCT RETURNS

     The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for fiscal 2000 and fiscal 2001 amounted to 22% and 23% of gross sales (sales before returns). The Company anticipates that product returns may increase as a result of the downturn in the optical frame industry and general economic conditions. The Company maintains reserves for product returns which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on the Company's business, operating results and financial condition.

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

     CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

     As of April 30, 2003, the directors and executive officers of the Company owned beneficially approximately 51% of the Company's outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

     NO DIVIDENDS ALLOWED

     In light of the Company's current financial condition, it may not pay dividends under the California General Corporation Law. In addition, payments of dividends are restricted under the Company's credit facilities.

     POSSIBLE ANTI-TAKEOVER EFFECTS

     The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The Company issued 1,200,000 shares of Series A Preferred in the recapitalization, and has no present intention to issue any other shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, which may depress the market value of the Common Stock. In addition, each of the Laura Ashley, Hart Schaffner & Marx, Eddie Bauer and bebe licenses allows the licensor to terminate its license upon certain events which under the license are deemed to result in a change in control of the Company unless the change of control is approved by the licensor. The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     FOREIGN CURRENCY RISKS. At any month-end during the quarter ended January 31, 2002, a maximum of $1.6 million were payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at January 31, 2002.

     International sales accounted for approximately 12% of the Company's net sales in the quarter ended January 31, 2002. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (In United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

     INTEREST RATE RISK. The Company's credit facilities existing at April 30, 2003 had fixed interest rates. See "Subsequent Events." Accordingly, the Company does not believe it is subject to material interest rate risk.

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

                                    PART II.
                                OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company was in default under its bank credit facility during the quarter ended January 31, 2002. As of April 30, 2003, the Company was not in default under any credit facility.

In December 2001, the Company issued 500,000 shares of Common Stock to Springer Capital Corporation in satisfaction of the purchase price adjustment relating to the acquisition of the capital stock of Great Western Optical, a corporation which had been engaged primarily in the distribution of the Company's products. The Company issued the shares without registration under the Securities Act of 1933 in reliance on the exemption from registration under Section 4(2) of the Act as a transaction not involving any public offering. The purchaser represented that it was acquiring the shares for its own account for investment purposes, the Company used no general advertising or solicitation in the offering and no underwriters or brokers were involved in the transaction.

In April 2003, the Company issued 1,200,000 shares of Series A 2% Convertible Preferred Stock to Bluebird Finance Limited, a British Virgin Islands corporation ("Bluebird"), for $800,000, or $0.67 per share. The Company issued the shares without registration under the Securities Act of 1933 in reliance on the exemption from registration under Section 4(2) of the Act as a transaction not involving any public offering. The purchaser represented that it was acquiring the shares for its own account for investment purposes and was an accredited investor, and the Company used no general advertising or solicitation in the transaction. No underwriters or brokers were involved in the transaction.

In April 2003, the Company issued 420,000 shares of Common Stock to Michael Prince, Chief Executive Officer of the Company, for no consideration but subject to vesting tied to the Company's future results of operations. The Company issued the shares without registration under the Securities Act of 1933 in reliance on the exemption from registration under Section 4(2) of the Act as a transaction not involving any public offering. The purchaser was an accredited investor and represented that he was acquiring the shares for his own account for investment purposes, and the Company used no general advertising or solicitation in the offering. No underwriters or brokers were involved in the transaction.

In April 2003, the Company issued warrants to purchase 100,000 shares of Common Stock to Home Loan and Investment Company ("HLIC") in connection with the $3.5 million credit facility provided by HLIC to the Company. The Company issued the warrants without registration under the Securities Act of 1933 in reliance on the exemption from registration under Section 4(2) of the Act as a transaction not involving any public offering. HLIC represented that it was acquiring the warrants for its own account for investment purposes and was an accredited investor, and the Company used no general advertising or solicitation in the transaction. No underwriters or brokers were involved in the transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Reports on Form 8-K

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 20, 2003                     SIGNATURE EYEWEAR, INC.


                                        By: /s/ Michael Prince
                                            -------------------------------
                                            Michael Prince
                                            Chief Executive Officer
                                            Chief Financial Officer

                          CERTIFICATIONS FOR FORM 10-Q

            I, Michael Prince, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarter ended January 31, 2002 of Signature Eyewear, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





Date: June 20, 2003                         /s/ Michael Prince
                                            ------------------------------------
                                            Name:   Michael Prince
                                            Title:  Chief Executive Officer and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX
Exhibit
Number   Exhibit Description
------   -------------------

 99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002