Form 10-Q
period 2002-04-30
SIGNATURE EYEWEAR INC
filed 2003-06-25
CIK 1036292

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended April 30, 2002

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

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q



PART I         FINANCIAL INFORMATION                                        PAGE

Item 1         Financial Statements

               Consolidated Balance Sheets .............................     3-4

               Consolidated Statements of Operations ...................       5

               Consolidated Statements of Cash Flows ...................     6-7

               Notes to the Consolidated Financial Statements ..........    8-23

Item 2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................      24

Item 3         Quantitative and Qualitative Disclosures about
                    Market Risk ........................................      33




PART II        OTHER INFORMATION

Item 1         Legal Proceedings .......................................      33

Item 3         Defaults Upon Senior Securities .........................      33

Item 6         Exhibits and Reports on Form 8-K ........................      33

PART I.
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                 APRIL 30, 2002 (UNAUDITED) AND OCTOBER 31, 2001
================================================================================

                                     ASSETS


                                                                APRIL 30,       OCTOBER 31,
                                                                   2002             2001
                                                               ------------     ------------
                                                               (unaudited)
CURRENT ASSETS
     Cash and cash equivalents, including restricted
         cash of $147,446 (unaudited) and $202,824             $  1,017,629     $  1,443,496
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $258,910 (unaudited) and
         $574,096                                                 2,927,555        5,129,460
     Inventories, net of reserves for obsolete inventories
         of $3,005,254 (unaudited) and $2,450,000                 7,529,601       10,328,364
     Income taxes refundable                                        112,704          110,000
     Promotion products and material                                 56,087          164,548
     Prepaid expenses and other current assets                       56,790            8,952
                                                               ------------     ------------

         Total current assets                                    11,700,366       17,184,820

PROPERTY AND EQUIPMENT, net                                       1,253,360        1,456,083
TRADEMARK, net of accumulated amortization of
     $16,882 (unaudited) and $16,882                                130,897          130,897
DEPOSITS AND OTHER ASSETS                                           133,772          133,772
                                                               ------------     ------------

                TOTAL ASSETS                                   $ 13,218,395     $ 18,905,572
                                                               ============     ============



   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                 APRIL 30, 2002 (UNAUDITED) AND OCTOBER 31, 2001
================================================================================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                APRIL 30,       OCTOBER 31,
                                                                   2002             2001
                                                               ------------     ------------
                                                               (unaudited)
CURRENT LIABILITIES
     Accounts payable - trade                                  $  7,293,645     $ 10,143,540
     Accrued expenses and other current liabilities               1,903,333        2,752,281
     Line of credit                                               2,867,783        3,228,358
     Current portion of long-term debt                            5,768,083        6,265,773
                                                               ------------     ------------

         Total current liabilities                               17,832,844       22,389,952

LONG-TERM DEBT, net of current portion                            1,437,321        1,461,456
                                                               ------------     ------------

         Total liabilities                                       19,270,165       23,851,408
                                                               ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         0 (unaudited) and 0 shares issued and outstanding               --               --
     Common stock, $0.001 par value
         30,000,000 shares authorized
         5,556,889 (unaudited) and 5,056,889 shares
         issued and outstanding                                       5,557            5,057
     Additional paid-in capital                                  14,432,621       14,368,121
     Accumulated deficit                                        (20,489,948)     (19,319,014)
                                                               ------------     ------------

         Total shareholders' deficit                             (6,051,770)      (4,945,836)
                                                               ------------     ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $ 13,218,395     $ 18,905,572
                                                               ============     ============


   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001 (UNAUDITED)
================================================================================

                                        FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                 APRIL 30,                           APRIL 30,
                                      ------------------------------      ------------------------------
                                          2002              2001              2002              2001
                                      ------------      ------------      ------------      ------------
                                      (unaudited)       (unaudited)       (unaudited)       (unaudited)
NET SALES                             $  8,806,211      $ 11,470,364      $ 17,327,872      $ 22,359,408
COST OF SALES                            3,936,770         4,428,323         7,271,183         8,189,286
                                      ------------      ------------      ------------      ------------

GROSS PROFIT                             4,869,441         7,042,041        10,056,689        14,170,122
                                      ------------      ------------      ------------      ------------

OPERATING EXPENSES
    Selling                              2,499,611         3,108,350         4,890,612         6,116,487
    General and administrative           2,891,923         3,085,773         5,783,121         6,448,797
    Depreciation and amortization          110,147           294,544           219,897           595,056
                                      ------------      ------------      ------------      ------------

Total operating expenses                 5,501,681         6,488,667        10,893,630        13,160,340
                                      ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS             (632,240)          553,374          (836,941)        1,009,782
                                      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
    Sundry income                           23,212            31,254            53,079            53,232
    Interest expense, net                 (171,263)         (355,597)         (387,182)         (729,430)
                                      ------------      ------------      ------------      ------------

Total other income (expense)              (148,051)         (324,343)         (334,103)         (676,198)
                                      ------------      ------------      ------------      ------------

INCOME BEFORE PROVISION FOR
    (BENEFIT FROM) INCOME TAXES           (780,291)          229,031        (1,171,044)          333,584
PROVISION FOR (BENEFIT FROM)
    INCOME TAXES                                --                --              (110)              730
                                      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                     $   (780,291)     $    229,031      $ (1,170,934)     $    332,854
                                      ============      ============      ============      ============

BASIC AND DILUTED EARNINGS
    (LOSS) PER SHARE                  $      (0.14)     $       0.04      $      (0.22)     $       0.07
                                      ============      ============      ============      ============

WEIGHTED-AVERAGE COMMON
    SHARES OUTSTANDING                   5,556,889         5,285,150         5,418,767         5,056,889
                                      ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001 (UNAUDITED)
================================================================================


                                                                      2002              2001
                                                                  ------------      ------------
                                                                  (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $ (1,170,934)     $    332,854
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
           Depreciation and amortization                               219,899           595,056
           Gain on disposal of equipment                                    --            11,776
           Provision for bad debts                                          --            49,404
           (Increase) decrease in
               Accounts receivable - trade                           2,201,905          (699,257)
               Inventories, net of effect of sale of USA
                 Optical                                             2,298,763         3,952,699
               Income taxes refundable                                  (2,704)        1,251,674
               Promotional products and material                       108,461                --
               Prepaid expenses and other current assets               (47,838)          534,156
               Deposits and other assets                                    --           109,783
           Decrease in
               Accounts payable - trade                             (2,849,895)       (4,013,621)
               Accrued expenses and other current liabilities         (848,948)       (1,349,507)
                                                                  ------------      ------------

Net cash provided (used in) by operating activities                    (91,291)          775,017
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                 (17,176)          (13,422)
    Cash received from sale of USA Optical                             500,000                --
                                                                  ------------      ------------

Net cash provided by (used in) investing activities                    482,824           (13,422)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments on line of credit                                    (295,575)          (37,975)
    Payments on long-term debt                                        (521,825)         (568,984)
                                                                  ------------      ------------

Net cash used in financing activities                                 (817,400)         (606,959)
                                                                  ------------      ------------

Net increase (decrease) in cash and cash equivalents                  (425,867)          154,636

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,443,496         1,860,451
                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  1,017,629      $  2,015,087
                                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001 (UNAUDITED)
================================================================================


Supplemental disclosures of cash flow information

    INTEREST PAID                                                 $    229,668      $    696,729
                                                                  ============      ============

    INCOME TAXES PAID                                             $      2,594      $        730
                                                                  ============      ============





SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES During the six months ended April 30, 2002, the Company entered into a Stock Issuance and Release Agreement on December 20, 2001 whereby the Company issued 500,000 shares of common stock and paid $3,000 to Springer Capital Corporation in satisfaction of the purchase price adjustment relating to the Great Western Optical acquisition. The fair value of the settlement amount of $68,000 was included in accrued expense at October 31, 2001.

During the six months ended April 30, 2001, the Company entered into an agreement to modify an operating lease to reduce long-term debt by $674,699 by applying prepaid expenses of $126,975 and other assets of $499,068 related to the note holder against long-term debt and by increasing accrued expenses by $48,656.




   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         Signature Eyewear, Inc. (the "Company") designs, markets, and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.

         Business Acquisition
         --------------------
         Effective August 1999, the Company acquired 100% of the capital stock of Great Western Optical ("GWO"), a privately-held corporation engaged primarily in the distribution of the Company's products (the "GWO Acquisition"). The purchase price for the GWO Acquisition was approximately $519,500, consisting of the issuance of 50,000 shares of the Company's common stock and warrants to purchase 50,000 shares of the Company's common stock valued at $252,000, a note payable for $250,000, and acquisition-related expenses of $17,500.

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

         Sale of USA Optical
         -------------------
         In March 2002, the Company sold its USA Optical product line, including
         (i) all of the eyewear frame inventory under the brand name of Camelot or sold as part of the USA Optical line, (ii) all names, copyrights, logos, trademarks, computer software, and other intellectual property rights related to the trademarks or trade names Camelot or USA Optical, and (iii) all marketing materials, customer lists, and sales and vendor records to the trademarks or trade names of Camelot or USA Optical. Management believes the effect of the sale on its future operations will not be significant.

         The sales price for the USA Optical product line was $500,000, plus the assumption of certain obligations and liabilities related to the USA Optical line's outstanding purchase orders amounting to $70,000. The effect of the sale on the Company's operations for six months ended April 30, 2002 is not significant. As such a gain or loss has not been recorded on the accompanying consolidated statement of operations. In addition, the Company agreed to supply the buyer with inventory for the existing models of eyeglass frames sold by the Company at a discount of 10% off the prices set forth by the buyer until the aggregate savings with respect to such purchases equals the total amount of Earned and Pending Premium Obligations, as defined.

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (CONTINUED)

         Sale of USA Optical (Continued)
         -------------------
         In connection with the sale of the USA Optical product line, the Company's former Chairman of the Board/Chief Executive Officer entered into a three-year consulting agreement with the buyer for a monthly consulting fee of $4,667. The monthly consulting fee was offset against the former officer's salary until his resignation in April 2003 (see
         Note 9).


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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2001. The results of operations for the six months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002.

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property and Equipment
         ----------------------
         Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

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


         Trademark
         ---------
         The Dakota Smith trademark is recorded at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful life of the trademark of 20 years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademark may not be recoverable. When factors indicate that the value of the trademark may be impaired, the Company estimates the remaining value and reduces the trademark to that amount. Amortization expense was $0 and $284,240 for the six months ended April 30, 2002 and 2001, respectively.

         Fair Value of Financial Instruments
         -----------------------------------
         For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable - trade, and line of credit, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

         Certain of the Company's liabilities were settled subsequent to April 30, 2002 for less than their carrying value at that date (see Note 9).

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Earnings (Loss) per Share
         -------------------------
         The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any dilutive shares for the six months ended April 30, 2002 and 2001.

         The following potential common shares have been excluded from the computations of diluted earnings (loss) per share for the three months ended April 30, 2002 and 2001 because the effect would have been anti-dilutive:
                                                    2002           2001
                                                 ----------     ----------
                                                (unaudited)    (unaudited)
         Stock options                              413,000        494,300
         Warrants                                   230,000        230,000
                                                 ----------     ----------
             TOTAL                                  643,000        724,300
                                                 ==========     ==========

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications
         -----------------
         Certain amounts included in the prior period financial statements have been reclassified to conform with the current period presentation. Such reclassifications did not have any effect on reported net income (loss) and are immaterial to the financial statements as a whole.

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at October 31, 2001 and April 30, 2002 consisted of the following:
                                                          April 30,  October 31,
                                                            2002        2001
                                                         ----------  ----------
                                                         (unaudited)

         Office furniture and equipment                  $  885,676  $  877,799
         Computer equipment                               1,298,844   1,212,065
         Software                                           821,288     821,288
         Machinery and equipment                            163,659     158,817
         Machinery and equipment held under capital
             lease agreements                               294,609     376,932
         Leasehold improvements                           1,185,190   1,185,190
                                                         ----------  ----------

                                                          4,649,266   4,632,091
         Lessaccumulated depreciation and amortization
            (including accumulated depreciation and
            amortization of $206,482 (unaudited) and
            $131,172 for equipment under capital lease
            agreement)                                    3,395,906   3,176,008
                                                         ----------  ----------
                  TOTAL                                  $1,253,360  $1,456,083
                                                         ==========  ==========

         Depreciation and amortization expense was $219,899 (unaudited) and $595,056 (unaudited) for six months ended April 30, 2002 and 2001, respectively, (including depreciation and amortization expense of $74,729 (unaudited) and $34,730 (unaudited), respectively, on machinery and equipment held under capital leases).


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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 5 - LINE OF CREDIT (CONTINUED)

         The Company defaulted on the credit facility for various reasons, including the nonpayment of the line of credit at maturity as well as noncompliance with various covenants and conditions. Since September 30, 2000, the interest rate on the credit line has been 5% per annum in excess of the original rate. The Company entered into a forbearance agreement with the Bank in December 2000, which was extended many times. Amounts outstanding on the line of credit at October 31, 2001 and April 30, 2002 were $3,228,358 and $2,867,783 (unaudited), respectively.

         In April 2003, the credit facility was repaid (see Note 9).


NOTE 6 - LONG-TERM DEBT

         Long-term debt at October 31, 2001 and April 30, 2002 consisted of the following:

                                                                                April 30,       October 31,
                                                                                  2002             2001
                                                                              ------------     ------------
                                                                               (unaudited)
         Term note payable to the Bank in the original amount of
             $3,500,000, secured by substantially all of the assets
             of the Company, payable in monthly installments of
             $72,917, plus interest at LIBOR, plus 7.5% per annum,
             which includes the 5% default penalty since September 2000.
             In April 2003, the term note payable was repaid
             (see Notes 5 and 9).                                             $  2,333,356     $  2,770,857

         Obligation to a frame vendor in the original amount of
             $4,195,847, less an unamortized discount of $639,043,
             unsecured, payable in monthly installments of $50,000,
             including interest imputed at 7.37% per annum. This
             obligation was in default at April 30, 2002. In April
             2003, the Company paid $2,350,000 to settle this and other
             obligations to the frame vendor  (see Note 9).                      3,207,291        3,207,291

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                                April 30,       October 31,
                                                                                  2002             2001
                                                                              ------------     ------------
                                                                               (unaudited)
         Note payable to lessor of the Company's principal offices and warehouse in the original amount of $240,000, unsecured,
             payable in monthly installments of $4,134, including
             interest at 10% per annum, maturing on May 1, 2005.              $    131,173     $    148,901

         Note payable to California Design Studio, Inc. ("CDS"),
             unsecured, payable in monthly installments of between
             $8,333 and $17,042, with a final payment of any principal
             plus interest remaining in May 2007, including interest at
             7% per annum, maturing on May 23, 2007. In January 2003,
             the Company paid $500,000 to settle all liabilities with
             CDS, including this note and the obligation assumed in
             conjunction with the acquisition of CDS and extension of
             the consulting agreement (see Note 9).                                956,055          972,422

         Obligation assumed in conjunction with acquisition of CDS and extension of consulting agreement, payable in monthly
             installments of $15,000, including interest imputed at 10%
             per annum, maturing on July 1, 2003. This obligation was
             settled in January 2003 (see Note 9).                                 154,876          154,876

         Lump sum liability for property and equipment associated with various operating lease agreements with Oliver Allen,
             secured by such property and equipment, payable in full in
             August 2004. The Company adjusted the liability in October
             2002 in anticipation of the lease payoff and general
             release in February 2003 (see Note 9).                                221,855          221,855

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                                April 30,       October 31,
                                                                                  2002             2001
                                                                              ------------     ------------
                                                                               (unaudited)
         Liability for machinery and equipment under various capital lease agreements, secured by certain machinery and
             equipment, bearing interest ranging from 8.19% to 11.4%
             per annum, maturing through August 2004. In March and
             April 2003, the Company paid $58,162 in full settlement of
             $89,550 of this liability (see Note 9).                          $    200,798     $    251,027
                                                                              ------------     ------------

                                                                                 7,205,404        7,727,229
         Less current portion                                                    5,768,083        6,265,773
                                                                              ------------     ------------
                  LONG-TERM PORTION                                           $  1,437,321     $  1,461,456
                                                                              ============     ============


         Future maturities of long-term debt at April 30, 2002 were as follows:

              12 Months
               Ending
              April 30,
             -----------
             (unaudited)

                 2003                                   $ 5,768,083
                 2004                                       370,332
                 2005                                       394,865
                 2006                                       167,005
                 2007                                       174,681
                 Thereafter                                 330,438
                                                        -----------
                      TOTAL                             $ 7,205,404
                                                        ===========

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Frame Purchase Agreement
         ------------------------
         In conjunction with the asset acquisition of CDS, the Company entered into a purchase agreement with one of CDS' frame vendors, whereby the Company agreed to purchase the following amounts of eyeglass frames during the periods indicated: (i) $2,400,000 from the closing of the acquisition through July 31, 2000; (ii) $3,000,000 during the 12 months ending July 31, 2001; and (iii) $3,000,000 during the 12 months ending July 31, 2002. The Company did not meet the minimum purchase requirement for the year ended July 31, 2002. In April 2003, the Company paid $2,350,000 to retire all obligations with this frame vendor and terminate this frame purchase agreement (see Note 9).

         License Agreement
         -----------------
         The Company had a license agreement with Coach, a division of Sara Lee Corporation, which granted the Company certain rights to use the "Coach" and related trademarks in connection with the distribution, marketing, and sale of Coach eyewear products. In December 2000, Coach terminated the license agreement due to alleged breaches of the agreement by the Company and filed an action seeking recovery for unpaid royalties and advertising costs pursuant to the license agreement. On March 7, 2002, the Company entered into a settlement agreement with Coach, in which Coach agreed to release the Company from all actions and debts for $250,000 payable over the 90-day period following the date of the settlement agreement. Subsequent to April 30, 2002, the Company had paid this settlement in full.

         Litigation
         ----------
         In December 2000, Coach terminated the eyewear license agreement with the Company due to alleged breaches of the agreement by the Company and filed an action seeking recovery for unpaid royalties and advertising costs pursuant to the license agreement. In March 2002, the Company entered into a settlement agreement with Coach, whereby Coach agreed to release the Company from all actions and debts for $250,000, payable over the 90-day period following the date of the settlement agreement. Subsequent to April 30, 2002, the Company paid this settlement in full.


NOTE 8 - SHAREHOLDERS' DEFICIT

         Common Stock
         ------------
         In December 2001, the Company issued 500,000 shares of its common stock and paid $3,000 to Springer Capital Corporation in satisfaction of the purchase price adjustment relating to the GWO Acquisition. The fair value of the settlement amount, $68,000, had been accrued as a liability at October 31, 2001.

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 8 - SHAREHOLDERS' DEFICIT (CONTINUED)

         Warrants
         --------
         In January 2002, warrants to purchase 100,000 shares of the Company's common stock held by Coach, a division of Sara Lee Corporation, were canceled 30 days following the termination of the Company's eyewear license with Coach.


NOTE 9 - SUBSEQUENT EVENTS

         License Agreements
         ------------------
         In July 2002, the Company extended its license agreement with Eddie Bauer, Inc. through December 31, 2005. The license can be renewed for a two-year term provided that specified minimum sales are achieved and the Company is not in material default under the license agreement.

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

         Note Payable to Lessor of the Company's Principal Offices and Warehouse
         -----------------------------------------------------------------------
         In November 2002, the Company executed an unsecured promissory note for $89,405 with the lessor of the Company's principal offices and warehouse. This amount consisted of amounts related to the base rent and common area operating expenses payable per the operating lease due October 1, 2002 and the October payment of principal and interest with respect to the $240,000 unsecured promissory note dated June 23, 1998. Late charges and other penalties totaling $12,761 owed by the Company with respect to the October rent were forgiven. The promissory note bears interest at 8% per annum and is repayable in 26 equal monthly installments of $3,757 each beginning April 1, 2003 and ending May 1, 2005.

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

         Settlement Agreement and General Release with CDS
         -------------------------------------------------
         In January 2003, the Company entered into a settlement agreement with CDS and the sole shareholder of CDS, settling all remaining obligations between the parties emanating from the Company's purchase of all of the assets of CDS in 1999. The remaining obligations included those under a consulting agreement with the sole shareholder of CDS for $154,876 (unaudited) at April 30, 2002 (see Note 6) and the promissory note given as part of the purchase price for $956,055 (unaudited) at April 30, 2002 (see Note 6). In the settlement, the Company paid $500,000 to CDS and the sole shareholder of CDS, and the parties executed a mutual general release.

         Sale and License Back of Dakota Smith Trademark and Inventory
         -------------------------------------------------------------
         In February 2003, the Company sold all of its rights to its Dakota Smith eyewear trademark for $600,000 and the related inventory for $400,000. Concurrently, the Company entered into a three-year exclusive license agreement, with a two-year renewal option, with the purchaser to use the trademark for eyeglass frames sold and distributed in the United States and certain other countries. The license agreement specifies certain guaranteed minimum royalties per annum. The Company also repurchased the Dakota Smith inventory for a non-interest-bearing note in the amount of $400,000. The note is secured by the inventory and payable in monthly installments through March 2004.

         Oliver Allen Lease Payoff
         -------------------------
         In February 2003, the Company entered into an agreement with Oliver Allen to purchase certain property and equipment rented under various operating leases for $750,000. These leases were entered into during the period from March 1, 1999 through July 1, 2000 and expire from September 1, 2002 through January 1, 2004.

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

         Credit Facilities
         -----------------

         HLIC CREDIT FACILITY
         In April 2003, the Company obtained a $3,500,000 credit facility from HLIC. The credit facility is secured by all of the assets of the Company and includes a $3,000,000 term loan and a $500,000 revolving line of credit.

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

         Credit Facilities (Continued)
         -----------------

         HLIC CREDIT FACILITY (Continued)
         The term loan bears interest at 10% per annum, is payable interest only for the first year of payments, with payments of principal and interest on a 10-year amortization commencing in the second year, and is due and payable in April 2008. The revolving credit facility bears interest at a rate of 1% per month, payable monthly, with all advances subject to approval of HLIC, and is due and payable in April 2008. The Company may prepay the credit facility without premium or penalty at any time.

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

         BLUEBIRD CREDIT FACILITY
         In April 2003, the Company obtained from Bluebird Finance Limited ("Bluebird") a credit facility of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the amount of $2,900,000 and support for the $1,250,000 letter of credit securing the HLIC credit facility. The loan bears interest at 5% per annum, payable annually for the first two years, with payments of principal and interest on a 10-year amortization schedule commencing in the third year, and is due and payable in April 2013.

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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

         Designation and Issuance of Series A 2% Convertible Preferred Stock
         -------------------------------------------------------------------
         In April 2003, the Company designated a new series of preferred stock, designated "Series A 2% Convertible Preferred Stock" (the "Series A Preferred"), authorizing 1,360,000 shares. In addition, in April 2003, the Company issued 1,200,000 shares to Bluebird for $800,000, or $0.6667 per share. The Series A Preferred provides for cumulative dividends at the rate of 2% per annum payable in cash or additional shares of Series A Preferred and has a liquidation preference equal to its original purchase price plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred, commencing April 2005 at the liquidation preference, plus accrued and unpaid dividends, plus a premium of $450,000.

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

         Retirement of Bank Credit Facility
         ----------------------------------
         In April 2003, the Company utilized the proceeds from the Home Loan Investment Company ("HLIC") credit facility to retire its bank credit facility, which consisted of a line of credit and term note payable that had been in default, for a payment of $3,125,000. This transaction will result in the Company recording a gain of approximately $700,000 in the statement of operations for the year ended October 31, 2003.

         Retirement of Obligations to Frame Vendor
         -----------------------------------------
         In April 2003, the Company used a portion of the proceeds from the Bluebird credit facility to retire its obligations to a frame vendor in the aggregate amount of approximately $5,800,000 for a payment of $2,475,000 to Dartmouth Commerce of Manhattan, Inc. ("Dartmouth Commerce"), a related party. Dartmouth Commerce had purchased this obligation from the frame vendor for $2,350,000. The payment also terminated the purchase agreement (see Note 7).

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

         Reduction in Trade Payables
         ---------------------------
         In April 2003, the Company used a portion of the proceeds from the Bluebird credit facility to retire approximately $775,000 of trade payables for an aggregate payment of approximately $327,000.

         Reduction in Capital Lease Obligations
         --------------------------------------
         In April 2003, the Company used a portion of the proceeds from the Bluebird credit facility to settle $89,550 of a liability for machinery and equipment under various capital leases for a payment of $58,162.

         Sale of Stock by Principal Shareholder
         --------------------------------------
         In April 2003, the Weiss Family Trust, the principal shareholder of the Company, sold its entire shareholding in the Company of 2,075,337 shares of common stock, representing approximately 37% of the outstanding common stock of the Company, for $0.012 per share. Dartmouth Commerce purchased 1,600,000 shares, and Michael Prince, the Company's Chief Executive Officer/Chief Financial Officer, purchased 475,337 shares. Dartmouth Commerce, which is wholly owned by the Company's new Chairman of the Board, is now the largest shareholder of the Company, holding approximately 28.7% of the outstanding common stock of the Company as of April 2003. Dartmouth Commerce has agreed with Bluebird that until April 2008, it will not sell or transfer any of these shares without Bluebird's prior consent.

         Consulting Agreements
         ---------------------
         In April 2003, the Company entered into a three-year consulting agreement with Dartmouth Commerce, a related party wholly owned by the Company's new Chairman of the Board, Richard M. Torre, for compensation of $55,000 per year.

         In April 2003, the Company entered into an 18-month consulting agreement with the former Chairman of the Board/Chief Executive Officer for total compensation of $20,000.

         Changes in Management
         ---------------------
         In April 2003, Bernard L. Weiss resigned as Chairman of the Board, Chief Executive Officer, and Director, positions he held since founding the Company in 1983, and Seth Weiss resigned as an Executive Vice President. Richard M. Torre was appointed as Chairman of the Board and Director, and Ted Pasternack, Edward Meltzer, and Drew Miller were appointed as Directors. In addition, Michael Prince was named Chief Executive Officer and President. Michael Prince will continue to occupy the position of Chief Financial Officer until a replacement is hired.

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 2001 AND APRIL 30, 2002 (UNAUDITED)
================================================================================

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

         Employment Agreement
         --------------------
         In April 2003, the Company entered into a new five-year employment agreement with Michael Prince, the Company's President/Chief Executive Officer/Chief Financial Officer, which superseded his existing employment agreement. Under the new employment agreement, he receives a salary of $240,000 per year, subject to annual review for increase. He also received 420,000 shares of common stock, which he must forfeit if certain conditions are not met as follows:

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

         Reduction in Trade Payables and Restructuring of Equipment Lease. As part of the recapitalization in April 2003, the Company retired $775,000 of trade payables for approximately $372,000, resulting in a gain of approximately $400,000. In addition, the Company purchased certain leased property and equipment, including its computer system, for $750,000, thereby terminating the lease with aggregate future obligations of approximately $1.7 million. To fund this payment, the Company obtained a $750,000 loan from a commercial bank secured by the purchased assets and bearing interest at 4% per annum payable in monthly installments of approximately $14,000 with the balance due in February 2008.

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

         Following many years of profitability, the Company incurred operating losses in each of its last three fiscal years. and for the six months ended April 30, 2002. The principal reason for these losses was the change in October 1999 by the Company in its method of distributing its products to independent optical retailers in the United States from distributors to a direct sales force. In addition, in fiscal 2001 and the first quarter of fiscal 2002, the Company's revenues were adversely affected by a general downturn in the optical frame business, the aftermath of the September 11th World Trade Center tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the discontinuation of certain product lines. The aftermath of the September 11 tragedy included reduced sales orders resulting in inventory build-up, slowed collection of accounts receivable and higher return rates due to the uncertain future retail environment.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                                                           SIX MONTHS ENDED
                                                        THREE MONTHS ENDED APRIL 30             APRIL 30
                                                          -----------------------       -----------------------
                                                            2002           2001           2002           2001
                                                          --------       --------       --------       --------
Net sales ...........................................        100.0%         100.0%         100.0%         100.0%
Cost of sales .......................................         44.7           38.6           42.0           36.6
                                                          --------       --------       --------       --------
Gross profit ........................................         55.3           61.4           58.0           63.4
                                                          --------       --------       --------       --------
Operating expenses:
    Selling .........................................         28.4           27.1           28.2           27.4
    General and administrative ......................         32.8           26.9           33.4           28.8
    Depreciation and amortization ...................          1.3            2.6            1.3            2.7
                                                          --------       --------       --------       --------
         Total operating expenses ...................         62.5           56.6           62.9           58.9
                                                          --------       --------       --------       --------
 Income (loss) from operations ......................         (7.2)           4.8           (4.8)           4.5
                                                          --------       --------       --------       --------
 Other income (expense), net ........................         (1.7)          (2.8)          (1.9)          (3.0)
                                                          --------       --------       --------       --------
 Income (loss) before provision for income taxes ....         (8.9)           2.0           (6.8)           1.5
                                                          --------       --------       --------       --------
 Provision (benefit) for income taxes ...............            0              0              0              0
                                                          --------       --------       --------       --------
 Net income (loss) ..................................         (8.9)%          2.0%          (6.8)%          1.5%
                                                          ========       ========       ========       ========

         NET SALES. Net sales decreased by $2.6 million or 23.2% from the quarter ended April 30, 2001 (the "2001 Quarter") to the quarter ended April 30, 2002 (the "2002 Quarter") and $5.0 million or 22.5% from the six months ended April 30, 2001 (the "2001 Six Month") to the six months ended April 30, 2002 (the "2002 Six Months"). The following table shows certain information regarding net sales for the periods indicated:

                                THREE MONTHS ENDED APRIL 30                         SIX MONTHS ENDED APRIL 30
                           ---------------------------------------            ---------------------------------------
                                  2002                2001          CHANGE           2002                2001           CHANGE
                           ------------------- ------------------- ---------- ------------------- ------------------- ----------
Laura Ashley Eyewear.....     $2,560   29.1%      $3,580   31.3%     (28.5)%      $5,800   33.5%      $7,044   31.5%     (17.7)%
Eddie Bauer Eyewear......      2,159   24.5        2,758   24.0      (21.7)%       4,658   26.9        6,291   28.1      (26.0)%
Other Sales (1)..........      4,087   46.4        5,132   44.7      (20.4)%       6,870   39.6        9,023   40.4      (23.9)%
                           ------------------- -------------------            ------------------- -------------------
Total....................     $8,806  100.0%     $11,470  100.0%     (23.2)%     $17,328  100.0%     $22,358  100.0%     (22.5)%
                           =================== ===================            =================== ===================

_______________

(1) Includes net sales of other designer eyewear and private label frames.

         Net sales in the 2002 Six Months were adversely affected by a general downturn in the optical frame business, the aftermath of the September 11th World Trade Center tragedy, and the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability.

         GROSS PROFIT AND GROSS MARGIN. Gross profit decreased $2.2 million or 30.9% from the 2001 Quarter to the 2002 Quarter and $4.1 million or 29.0% from the 2001 Six Months to the 2002 Six Months due to lower unit sales and write-down of obsolete inventory. The gross margin declined from 63.4% in the 2001 Six Months to 58.0% in the 2002 Six Months due to write downs of obsolete inventory and close out sales representing a higher percentage of net sales.

         SELLING EXPENSES. Selling expenses decreased $0.6 million or 19.6% from the 2001 Quarter to the 2002 Quarter and $1.2 million or 20.0% from the 2001 Six Months to the 2002 Six Months due to lower net sales and decreases of $0.4 million and $0.6 in point of purchase materials and $0.2 and $0.5 million in salaries in the respective three and six month periods.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.2 million or 6.3% from the 2001 Quarter to the 2002 Quarter and $0.7 million or 10.3% from the 2001 Six Months to the 2002 Six Months due primarily to decreases in salaries, equipment leasing costs, legal and professional fees, and temporary help costs. General and administrative expenses did not decrease as rapidly as decreases in net sales because many of the cost cutting measures implemented by the Company were effected prior to and at the beginning of fiscal 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased in the 2002 Six Months because at the end of fiscal 2001 the Company wrote down the remaining goodwill relating to two acquisitions.

         OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense, which decreased due to declining market interest rates, principal paydowns and cessation of interest due on an obligation to a frame vender following a standstill agreement with the vendor.

         PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's net loss in the 2002 Quarter, it had no income tax expense.

FINANCIAL CONDITION , LIQUIDITY AND CAPITAL RESOURCES

         The Company's accounts receivable (net of allowance for doubtful accounts) decreased from $5.1 million at October 31, 2001 to $2.9 million at April 30, 2002 due to the increase in the reserve for returns and the reduction in net sales.

         The Company's inventories (net of obsolescence reserve) decreased from $10.3 million at October 31, 2001 to $7.5 million at April 30, 2002 as part of implementation of the Company's turnaround strategy to reduce inventory and improve inventory turnover by better matching frame purchases with customer orders, an increase of $0.6 million in the reserve for obsolescent inventory and sale of the USA Optical product line.

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

         In addition to the term loan included as part of its bank credit facility, long-term debt (including the current portion) at April 30, 2002 included principally a $1.0 million note payable to CDS in connection with the CDS Acquisition and an obligation to a frame vendor (present value of $3.2 million at April 30, 2002) assumed in connection with the CDS Acquisition. As discussed above, the Company settled its obligation to CDS in February 2003 and with the frame vendor in April 2003. See Notes 6 and 9 of Notes to Consolidated Financial Statements.

         Of the Company's accounts payable at April 30, 2002, $1.2 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at April 30, 2002.

         The Company's bad debt write-offs (net of recoveries) were immaterial during the 2001 Six Months and 2002 Six Months. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections

         In March 2002 the Company sold its USA Optical product line, including the trademark Camelot and related inventory, for $500,000 plus the assumption of certain obligations and liabilities amounting to approximately $70,000. The effect of this sale was not significant for fiscal 2002, and no material gain or loss was recorded by the Company.

         As part of the Company's recapitalization in April 2003, the Company obtained two long-term credit facilities. See "Subsequent Events."

         Historically, the Company has generated cash primarily through product sales in the ordinary course of business, its bank credit facility and sales of equity securities. Following the default on its bank credit facility in September 2000, and as a condition to numerous forbearances extended by its bank, the Company had to regularly reduce its aggregate borrowings under its bank credit facility, from $6.0 million at October 31, 2001 to $3.1 million when the facility was repaid in April 2003. This, coupled with declining sales and corresponding inability to raise equity capital, materially adversely affected the Company's liquidity and working capital. To address this problem, the Company reduced operating expenses through reduction in personnel and subletting office space, negotiated vendor discounts and deferred payments of trade payables, sold obsolete inventory at a deep discount, sold its USA Optical product line and completed a sale/license back of its Dakota Smith trademark and inventory.

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

         NEED TO INCREASE REVENUES AND TO RETURN TO PROFITABILITY; GOING CONCERN QUALIFICATION

         The Company suffered material operating losses in its last three fiscal years, causing a significant deterioration in its financial condition. At April 30, 2002, the Company's stockholders' deficit was $6.1 million. The report of the independent auditors of the Company's financial statements for fiscal year 2001 contained an explanatory paragraph describing the uncertainty of the Company's ability to continue as a going concern as of October 31, 2001. The Company's recapitalization in April 2003 significantly improved the Company's financial condition and liquidity through increasing capital, reducing liabilities and replacing current obligations and debts with long-term obligations. However, following the recapitalization the Company continues to have a stockholders' deficit, and the Company's long-term viability will depend on its ability to return to profitability on a consistent basis.

         During the past several years, the Company has significantly reduced its general, administrative and other expenses to the extent that it does not believe further material reductions are possible short of further downsizing in the Company through termination of one or more product lines. Accordingly, the ability of the Company to return to profitability will depend most significantly on its ability to increase its revenues. The Company's revenues during the past several years have been adversely affected by the significant downturn in the optical frame industry and its inability to hire a direct sales force sufficient to replace its distributor network following its conversion to direct sales in 2000. This problem has been exacerbated by the Company's impaired financial condition. In addition, since the fourth quarter of fiscal year 2001, the Company's revenues were adversely impacted by the September 11, 2001 tragedy and the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability. While the Company is hopeful that the recapitalization will generate greater customer confidence and increase its ability to hire qualified sales personnel, no assurance can be given that this will occur or that the Company will be able to generate materially greater revenues or to return to consistent profitability.

         SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY AND EDDIE BAUER LICENSES

         Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 64% of the Company's net sales in each of fiscal years 2000 and 2001. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of Nicole Miller Eyewear, Dakota Smith Eyewear, bebe eyes and its Signature line, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Laura Ashley license is automatically renewed through January 2008 so long as the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2005, but may be renewed by the Company at least through 2007 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

         DEPENDENCE UPON SALES TO RETAIL OPTICAL CHAINS

         Net sales to major optical retail chains, including Eyecare Centers of America, Cole Vision Corp. and its subsidiary, LensCrafters, and U.S. Vision, amounted to 33% and 29% of net sales in fiscal years 2000 and 2001, respectively. Net sales to Eyecare Centers of America in fiscal year 2001 amounted to 12% of the Company's net sales for such fiscal year. The loss of one or more retail chains as a customer would have a material adverse affect on the Company's business.

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

         In addition, the purchase of goods manufactured in foreign countries is subject to a number of risks, including foreign exchange rate fluctuations, economic disruptions, transportation delays and interruptions, increases in tariffs and duties, changes in import and export controls and other changes in governmental policies. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin and results of operations. In fiscal year 2001, Signature used manufacturers principally in Hong Kong/China, Japan and Italy.

         INTERNATIONAL SALES

         International sales accounted for approximately 12.8% and 11.3% of the Company's net sales in fiscal year 2000 and fiscal year 2001, respectively. These sales were primarily in England, Canada, Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

         PRODUCT RETURNS

         The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for fiscal year 2000 and fiscal year 2001 amounted to 22% and 23% of gross sales (sales before returns). The Company anticipates that product returns may increase as a result of the downturn in the optical frame industry and general economic conditions. The Company maintains reserves for product returns which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on the Company's business, operating results and financial condition.

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

         CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

         As of June 15, 2003, the directors and executive officers of the Company owned beneficially approximately 51% of the Company's outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

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

         FOREIGN CURRENCY RISKS. At any month-end during the quarter ended April 30, 2002, a maximum of $1.5 million was payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at April 30, 2002.

         International sales accounted for approximately 10% of the Company's net sales in the six months ended April 30, 2002. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (In United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

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

                                    PART II.
                                OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

In March 2002, the Company settled the lawsuit filed by Coach, Inc in February 2001 in which Coach sought damages of approximately $900,000 primarily for advertising costs Coach alleged were owed by the Company (the non-payment of which was the basis of Coach's termination of the eyewear license). In the settlement, Coach released the Company from all actions and debts for $250,000 payable over the 90-day period following the date of the settlement. The Company has paid the $250,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company was in default under its bank credit facility during the quarter ended April 30, 2002. This credit facility was paid off in April 2003 and, as of April 30, 2003, the Company was not in default under any credit facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Reports on Form 8-K

                   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 24, 2003                     SIGNATURE EYEWEAR, INC.


                                        By: /s/ Michael Prince
                                            ------------------------------------
                                            Michael Prince
                                            Chief Executive Officer
                                            Chief Financial Officer

                          CERTIFICATIONS FOR FORM 10-Q

         I, Michael Prince, certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the quarter ended April 30, 2002 of Signature Eyewear, Inc.;

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





Date: June 24, 2003                         /s/ Michael Prince
                                            ------------------------------------
                                            Name: Michael Prince
                                            Title: Chief Executive Officer and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit
   Number       Exhibit Description
   ------       -------------------

    99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002