Form 10-Q
period 2002-07-31
SIGNATURE EYEWEAR INC
filed 2003-06-26
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


          For the transition period from ____________ to ____________.

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

                                Yes [ ]  No [X]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,976,889 shares issued and outstanding as of May 31, 2003.

================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

PART I     FINANCIAL INFORMATION                                            PAGE
                                                                            ----
Item 1     Financial Statements                                               3
           Consolidated Balance Sheets                                        3
           Consolidated Statements of Operations                              5
           Consolidated Statements of Cash Flows                              6
           Notes to the Consolidated Financial Statements                     8
Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              24
Item 3     Quantitative and Qualitative Disclosures about Market Risk        33

PART II    OTHER INFORMATION

Item 3     Defaults Upon Senior Securities                                   33
Item 6     Exhibits and Reports on Form 8-K                                  33

                                    PART I.
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                                         SIGNATURE EYEWEAR, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                  July 31, 2002 (unaudited) and October 31, 2001
--------------------------------------------------------------------------------


                                     ASSETS

                                                                         July 31          October 31,
                                                                          2002               2001
                                                                       -----------        -----------
                                                                       (unaudited)
CURRENT ASSETS
     Cash and cash equivalents, including restricted
         cash of $127,945 (unaudited) and $202,824                     $   638,532        $ 1,443,496
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $258,866 (unaudited) and
         $574,096                                                        1,959,205          5,129,460
     Inventories, net of reserves for obsolete inventories
         of $2,140,779 (unaudited) and $2,450,000                        6,599,608         10,328,364
     Income taxes refundable                                               112,704            110,000
     Promotion products and material                                        56,087            164,548
     Prepaid expenses and other current assets                              88,267              8,952
                                                                       -----------        -----------

         Total current assets                                            9,454,403         17,184,820

PROPERTY AND EQUIPMENT, net                                              1,177,815          1,456,083
TRADEMARK, net of accumulated amortization of
     $16,882 (unaudited) and $16,882                                       130,897            130,897
DEPOSITS AND OTHER ASSETS                                                  135,588            133,772
                                                                       -----------        -----------

                TOTAL ASSETS                                           $10,898,703        $18,905,572
                                                                       ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                  July 31, 2002 (unaudited) and October 31, 2001
--------------------------------------------------------------------------------

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                         July 31          October 31,
                                                                          2002               2001
                                                                       -----------        -----------
                                                                       (unaudited)
CURRENT LIABILITIES
     Accounts payable - trade                                          $ 6,567,098        $10,143,540
     Accrued expenses and other current liabilities                      1,915,889          2,752,281
     Line of credit                                                      2,302,061          3,228,358
     Current portion of long-term debt                                   5,564,511          6,265,773
                                                                       -----------        -----------

         Total current liabilities                                      16,349,559         22,389,952

LONG-TERM DEBT, net of current portion                                   1,377,991          1,461,456
                                                                       -----------        -----------

            Total liabilities                                           17,727,550         23,851,408
                                                                       -----------        -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         0 (unaudited) and 0 shares issued and outstanding                      --                 --
     Common stock, $0.001 par value
         30,000,000 shares authorized
         5,556,889 (unaudited) and 5,056,889 shares
            issued and outstanding                                           5,557              5,057
     Additional paid-in capital                                         14,432,621         14,368,121
     Accumulated deficit                                               (21,267,025)       (19,319,014)
                                                                       -----------        -----------

                Total shareholders' deficit                             (6,828,847)        (4,945,836)
                                                                       -----------        -----------

                     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $10,898,703        $18,905,572
                                                                       ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
          For the Three and Nine Months Ended July 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                            For the Three Months Ended                For the Nine Months Ended
                                                     July 30,                                  July 30,
                                         ---------------------------------         ---------------------------------
                                             2002                 2001                 2002                 2001
                                         ------------         ------------         ------------         ------------
                                          (unaudited)          (unaudited)          (unaudited)         (unaudited)
Net sales                                $  8,188,296         $ 11,821,152         $ 25,516,168         $ 34,180,560
Cost of sales                               3,665,934            4,656,634           10,937,117           12,845,920
                                         ------------         ------------         ------------         ------------

Gross profit                                4,522,362            7,164,518           14,579,051           21,334,640
                                         ------------         ------------         ------------         ------------

Operating expenses
    Selling                                 2,084,221            3,180,846            6,974,833            9,297,333
    General and administrative              2,923,541            3,254,500            8,706,662            9,703,297
    Depreciation and amortization             107,091              241,749              326,988              836,805
                                         ------------         ------------         ------------         ------------

Total operating expenses                    5,114,853            6,677,095           16,008,483           19,837,435
                                         ------------         ------------         ------------         ------------

Income (loss) from
    operations                               (592,491)             487,423           (1,429,432)           1,497,205
                                         ------------         ------------         ------------         ------------

Other income (expense)
    Sundry income (expense)                   (21,906)             (35,581)              31,173               17,651
    Interest expense, net                    (161,880)            (293,204)            (549,062)          (1,022,634)
                                         ------------         ------------         ------------         ------------

Total other income (expense)                 (183,786)            (328,785)            (517,889)          (1,004,983)
                                         ------------         ------------         ------------         ------------
Income before provision for
    income taxes                             (776,277)             158,638           (1,947,321)             492,222
Provision for income taxes                        800                4,838                  690                5,568
                                         ------------         ------------         ------------         ------------

Net income (loss)                        $   (777,077)        $    153,800         $ (1,948,011)        $    486,654
                                         ============         ============         ============         ============

Basic and diluted earnings
    (loss) per share                     $      (0.14)        $       0.03         $      (0.36)        $       0.10
                                         ============         ============         ============         ============

Weighted-average common
    shares outstanding                      5,556,889            5,056,889            5,465,314            5,056,889
                                         ============         ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended July 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                          2002                2001
                                                                      -----------         -----------
                                                                      (unaudited)         (unaudited)
Cash flows from operating activities
     Net income (loss)                                                $(1,948,011)        $   486,654
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
            Depreciation and amortization                                 326,988             877,990
            Loss on disposal of property and equipment                         --              11,776
            Provision for bad debts                                            --              47,257
            (Increase) decrease in
                Accounts receivable - trade                             3,170,255             749,984
                Inventories, net of effect of sale of USA
                    Optical                                             3,228,756           3,860,032
                Income taxes refundable                                    (2,704)          1,262,154
                Promotional products and material                         108,461             796,217
                Prepaid expenses and other current assets                 (79,315)             13,405
                Deposits and other assets                                  (1,816)            239,939
            Decrease in
                Accounts payable - trade                               (3,576,442)         (5,253,906)
                Accrued expenses and other current liabilities           (836,392)         (1,240,775)
                                                                      -----------         -----------

Net cash provided by operating activities                                 389,780           1,850,727
                                                                      -----------         -----------

Cash flows from investing activities
     Purchase of property and equipment                                   (48,720)            (66,115)
     Cash received from sale of USA Optical                               500,000                  --
                                                                      -----------         -----------

Net cash provided by (used in) investing activities                       451,280             (66,115)
                                                                      -----------         -----------

Cash flows from financing activities
     Net decrease on line of credit                                      (861,297)         (1,379,820)
     Payments on long-term debt                                          (784,727)           (704,273)
                                                                      -----------         -----------

Net cash used in financing activities                                  (1,646,024)         (2,084,093)
                                                                      -----------         -----------

Net decrease in cash and cash equivalents                                (804,964)           (299,481)

Cash and cash equivalents, beginning of period                          1,443,496           1,860,451
                                                                      -----------         -----------

Cash and cash equivalents, end of period                              $   638,532         $ 1,560,970
                                                                      ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended July 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                          2002                2001
                                                                      -----------         -----------
                                                                      (unaudited)         (unaudited)
Supplemental disclosures of cash flow information

     Interest paid                                                    $   391,649         $   913,081
                                                                      ===========         ===========

     Income taxes paid                                                $     3,394         $     5,568
                                                                      ===========         ===========


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
During the nine months ended July 31, 2002, the Company entered into a Stock Issuance and Release Agreement on December 20, 2001, whereby the Company issued 500,000 shares of common stock and paid $3,000 to Springer Capital Corporation in satisfaction of the purchase price adjustment relating to the Great Western Optical acquisition. The fair value of the settlement amount of $68,000 was included in accrued expense at October 31, 2001.

During the nine months ended July 31, 2001, the Company entered into an agreement to modify an operating lease to reduce long-term debt by $674,699 by applying prepaid expenses of $126,975 and other assets of $499,068 related to the note holder against long-term debt and by increasing accrued expenses by $48,656.










   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     Signature Eyewear, Inc. and subsidiary (the "Company") designs, markets, and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.

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

     The sales price for the USA Optical product line was $500,000, plus the assumption of certain obligations and liabilities related to the USA Optical line's outstanding purchase orders amounting to $70,000. The effect of the sale on the Company's operations for the nine months ended July 31, 2002 is not significant. As such a gain or loss has not been recorded on the accompanying consolidated statement of operations. In addition, the Company agreed to supply the buyer with inventory for the existing models of eyeglass frames sold by the Company at a discount of 10% off the prices set forth by the buyer until the aggregate savings with respect to such purchases equals the total amount of Earned and Pending Premium Obligations, as defined.

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2001. The results of operations for the nine months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002.

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

     Trademark
     ---------
     The Dakota Smith trademark is recorded at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful life of the trademark of 20 years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademark may not be recoverable. When factors indicate that the value of the trademark may be impaired, the Company estimates the remaining value and reduces the trademark to that amount. Amortization expense was $0 (unaudited) and $404,210 (unaudited) for the nine months ended July 31, 2002 and 2001, respectively.

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

     Certain of the Company's liabilities were settled subsequent to July 31, 2002 for less than their carrying value at that date (see Note 9).

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings (Loss) per Share
     -------------------------

     The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any dilutive shares for the nine months ended July 31, 2002 and 2001.

     The following potential common shares have been excluded from the computations of diluted earnings (loss) per share for the nine months ended July 31, 2002 and 2001 because the effect would have been anti-dilutive:

                                                 2002           2001
                                               -------        -------
                                             (unaudited)    (unaudited)

                  Stock options                410,800        479,000
                  Warrants                     230,000        230,000
                                               -------        -------
                      TOTAL                    640,800        709,000
                                               =======        =======

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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment at October 31, 2001 and July 31, 2002 consisted of the following:

                                                                              July 31,        October 31,
                                                                                2002              2001
                                                                             ----------        ----------
                                                                             (unaudited)
            Office furniture and equipment                                   $  887,756        $  877,799
            Computer equipment                                                1,327,556         1,212,065
            Software                                                            821,288           821,288
            Machinery and equipment                                             164,414           158,817
            Machinery and equipment held under capital
                lease agreements                                                294,609           376,932
            Leasehold improvements                                            1,185,190         1,185,190
                                                                             ----------        ----------

                                                                              4,680,813         4,632,091
            Lessaccumulated depreciation and amortization (including
                accumulated depreciation and amortization of $218,543
                (unaudited) and $131,172 for equipment under capital
                lease agreement)                                              3,502,998         3,176,008
                                                                             ----------        ----------

                     TOTAL                                                   $1,177,815        $1,456,083
                                                                             ==========        ==========

     Depreciation and amortization expense was $326,988 (unaudited) and $473,780 (unaudited) for nine months ended July 31, 2002 and 2001, respectively, (including depreciation and amortization expense of $86,790 (unaudited) and $52,094 (unaudited), respectively, on machinery and equipment held under capital leases).

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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - LINE OF CREDIT (CONTINUED)

     The Company defaulted on the credit facility for various reasons, including the nonpayment of the line of credit at maturity as well as noncompliance with various covenants and conditions. Since September 30, 2000, the interest rate on the credit line has been 5% per annum in excess of the original rate. The Company entered into a forbearance agreement with the Bank in December 2000, which was extended many times. Amounts outstanding on the line of credit at October 31, 2001 and July 31, 2002 were $3,228,358 and $2,302,061 (unaudited), respectively.

     In April 2003, the credit facility was repaid (see Note 9).


NOTE 6 - LONG-TERM DEBT

     Long-term debt at October 31, 2001 and July 31, 2002 consisted of the following:

                                                                          July  31,          October 31,
                                                                            2002                2001
                                                                       --------------      --------------
                                                                         (unaudited)
     Term  note payable to the Bank in the original amount of
           $3,500,000, secured by substantially all of the
           assets of the Company, payable in monthly
           installments of $72,917, plus interest at LIBOR,
           plus 7.5% per annum, which includes the 5% default
           penalty since September 2000. In April 2003, the
           term note payable was repaid (see Notes 5 and 9).           $    2,114,606      $    2,770,857

     Obligation to a frame vendor in the original amount of
           $4,195,847, less an unamortized discount of
           $639,043, unsecured, payable in monthly
           installments of $50,000, including interest imputed
           at 7.37% per annum. This obligation was in default
           at July 31, 2002. In April 2003, the Company paid
           $2,350,000 to settle this and other obligations to
           the frame vendor (see Note 9).                                   3,207,291           3,207,291

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                          July  31,          October 31,
                                                                            2002                2001
                                                                       --------------      --------------
                                                                         (unaudited)
     Notepayable to lessor of the Company's principal offices
           and warehouse in the original amount of $240,000,
           unsecured, payable in monthly installments of
           $4,134, including interest at 10% per annum,
           maturing on May 1, 2005.                                    $      121,974      $      148,901

     Notepayable to California Design Studio, Inc. ("CDS"),
           unsecured, payable in monthly installments of
           between $8,333 and $17,042, with a final payment of
           any principal plus interest remaining in May 2007,
           including interest at 7% per annum, maturing on May
           23, 2007. In January 2003, the Company paid
           $500,000 to settle all liabilities with CDS,
           including this note and the obligation assumed in
           conjunction with the acquisition of CDS and
           extension of the consulting agreement (see Note 9).                947,234             972,422

     Obligation assumed in conjunction with acquisition of CDS
           and extension of consulting agreement, payable in
           monthly installments of $15,000, including interest
           imputed at 10% per annum, maturing on July 1, 2003.
           This obligation was settled in January 2003 (see
           Note 9).                                                           154,876             154,876

     Lumpsum liability for property and equipment associated
           with various operating lease agreements with Oliver
           Allen, secured by such property and equipment,
           payable in full in August 2004. The Company
           adjusted the liability in October 2002 in
           anticipation of the lease payoff and general
           release in February 2003 (see Note 9).                             221,855             221,855

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                          July  31,          October 31,
                                                                            2002                2001
                                                                       --------------      --------------
                                                                         (unaudited)
     Liability for machinery and equipment under various
           capital lease agreements, secured by certain
           machinery and equipment, bearing interest ranging
           from 8.19% to 11.4% per annum, maturing through
           August 2004. In March and April 2003, the Company
           paid $58,162 in full settlement of $89,550 of this
           liability (see Note 9).                                     $      174,666      $      251,027
                                                                       --------------      --------------

                                                                            6,942,502           7,727,229
     Less current portion                                                   5,564,511           6,265,773
                                                                       --------------      --------------

                  LONG-TERM PORTION                                    $    1,377,991      $    1,461,456
                                                                       ==============      ==============

     Future maturities of long-term debt at July 31, 2002 were as follows:

                   12 Months
                     Ending
                    July 31,
                  -----------
                  (unaudited)

                      2003                            $  5,564,511
                      2004                                 368,375
                      2005                                 381,258
                      2006                                 165,772
                      2007                                 462,586
                                                      ------------

                           TOTAL                      $  6,942,502
                                                      ============

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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


NOTE 9 - SUBSEQUENT EVENTS

     License Agreements
     ------------------
     In December 2002, the Company extended its license agreement with Hart Schaffner & Marx for a period of three years until December 31, 2005. The license agreement requires specified minimum net sales and royalties per annum.

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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

     Settlement Agreement and General Release with CDS
     -------------------------------------------------
     In January 2003, the Company entered into a settlement agreement with CDS and the sole shareholder of CDS, settling all remaining obligations between the parties emanating from the Company's purchase of all of the assets of CDS in 1999. The remaining obligations included those under a consulting agreement with the sole shareholder of CDS for $154,876 (unaudited) at July 31, 2002 (see Note 6) and the promissory note given as part of the purchase price for $947,234 (unaudited) at July 31, 2002 (see Note 6). In the settlement, the Company paid $500,000 to CDS and the sole shareholder of CDS, and the parties executed a mutual general release.

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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

                                                         SIGNATURE EYEWEAR, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 2001 AND JULY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

     The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 60% and 61% of the Company's net sales in fiscal 2000 and fiscal 2001, respectively.

     The Company's cost of sales consists primarily of payments to foreign contract manufacturers that produce frames and cases to the Company's specifications. The complete development cycle for a new frame design typically takes approximately twelve months from the initial design concept to the release. Generally, at least six months are required to complete the initial manufacturing process.

     Following many years of profitability, the Company incurred operating losses in each of its last three fiscal years and for the nine months ended July 31, 2002. The principal reason for these losses was the change in October 1999 by the Company in its method of distributing its products to independent optical retailers in the United States from distributors to a direct sales force. In addition, in fiscal 2001 and the first quarter of fiscal 2002, the Company's revenues were adversely affected by a general downturn in the optical frame business, the aftermath of the September 11th World Trade Center tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the discontinuation of certain product lines. The aftermath of the September 11 tragedy included reduced sales orders resulting in inventory build-up, slowed collection of accounts receivable and higher return rates due to the uncertain future retail environment.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            JULY 31                        JULY 31
                                                  --------------------------     --------------------------
                                                      2002           2001            2002           2001
                                                  --------------------------     --------------------------
Net sales.......................................       100.0%         100.0%          100.0%         100.0%
Cost of sales...................................        44.8           39.4            42.9           37.6
                                                  -----------    -----------     -----------    -----------
Gross profit....................................        55.2           60.6            57.1           62.4
                                                  -----------    -----------     -----------    -----------
Operating expenses:
    Selling.....................................        25.5           26.9            27.3           27.2
    General and administrative..................        35.7           27.5            34.1           28.4
    Depreciation and amortization...............         1.3            2.0             1.3            2.4
                                                  -----------    -----------     -----------    -----------
         Total operating expenses...............        62.5           56.4            62.7           58.0
                                                  -----------    -----------     -----------    -----------
 Income (loss) from operations..................        (7.3)           4.2            (5.6)           4.4
                                                  -----------    -----------     -----------    -----------
 Other income (expense), net....................        (2.2)          (2.8)           (2.0)          (2.9)
                                                  -----------    -----------     -----------    -----------
 Income (loss) before provision for income taxes        (9.5)           1.4            (7.6)           1.5
                                                  -----------    -----------     -----------    -----------
 Provision (benefit) for income taxes...........         0.0            0.0             0.0            0.0
                                                  -----------    -----------     -----------    -----------
 Net income (loss)..............................        (9.5)%          1.4%           (7.6)%          1.5%
                                                  ===========    ===========     ===========    ===========

     NET SALES. Net sales decreased by $3.6 million or 30.7% from the quarter ended July 31, 2001 (the "2001 Quarter") to the quarter ended July 31, 2002 (the "2002 Quarter") and $8.7 million or 25.3% from the nine months ended July 31, 2001 (the "2001 Nine Months") to the nine months ended July 31, 2002 (the "2002 Nine Months"). The following table shows certain information regarding net sales for the periods indicated:

                                  THREE MONTHS ENDED JULY 31                    NINE MONTHS ENDED JULY 31
                              ---------------------------------            -----------------------------------
                                     2002             2001        CHANGE          2002              2001         CHANGE
                              ---------------- ----------------  --------  ----------------- -----------------  --------
Laura Ashley Eyewear.......     $2,965   36.2%   $3,131   26.5%    (5.3)%     $8,765   34.4%   $10,175   29.8%   (13.9)%
Eddie Bauer Eyewear........      2,302   28.1     3,626   30.7    (36.5)%      6,960   27.3      9,917   29.0    (29.8)%
Other Sales (1)............      2,921   35.7     5,064   42.8    (42.3)%      9,791   38.4     14,089   41.2    (30.5)%
                              ---------------- ----------------            ----------------- -----------------
Total......................     $8,188  100.0%  $11,821  100.0%   (30.9)%    $25,516  100.0%   $34,181  100.0%   (25.4)%
                              ================ ================            ================= =================
---------------
(1) Includes net sales of other designer eyewear and private label frames.

     Net sales in the 2002 Nine Months were adversely affected by a general downturn in the optical frame business, the aftermath of the September 11th World Trade Center tragedy, and the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability.

     GROSS PROFIT AND GROSS MARGIN. Gross profit decreased $2.6 million or 36.9% from the 2001 Quarter to the 2002 Quarter and $6.8 million or 31.2% from the 2001 Nine Months to the 2002 Nine Months due to lower net sales. The gross margin declined from 62.4% in the 2001 Nine Months to 57.1% in the 2002 Nine Months due to write downs of obsolete inventory and close out sales representing a higher percentage of net sales.

     SELLING EXPENSES. Selling expenses decreased $1.1 million or 34.5% from the 2001 Quarter to the 2002 Quarter and $2.3 million or 25.0% from the 2001 Nine Months to the 2002 Nine Months due to lower net sales and decreases of $0.5 million and $1.0 million in salaries and commissions, $0.1 million and $0.8 million in point of purchase materials in the respective three and nine month periods, offset in part by increases in advertising expenses of $0.1 million and $0.2 million in the respective three and nine month periods.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.3 million or 10.2% from the 2001 Quarter to the 2002 Quarter and $1.0 million or 10.3% from the 2001 Nine Months to the 2002 Nine Months due to reductions in salaries, equipment leasing costs, legal and professional fees, consulting fees and temporary help costs. General and administrative expenses did not decrease as rapidly as decreases in net sales because many of the cost cutting measures implemented by the Company were effected prior to and at the beginning of fiscal 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased in the 2002 Nine Months because at the end of fiscal 2001 the Company wrote down the remaining goodwill relating to two acquisitions.

     OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense, which decreased due to declining market interest rates and principal paydowns and cessation of interest due on an obligation to a frame vendor following a standstill agreement with the vendor.

     PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's net loss in the 2002 Quarter, it had no income tax expense.

FINANCIAL CONDITION , LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable (net of allowance for doubtful accounts) decreased from $5.1 million at October 31, 2001 to $2.0 million at April 30, 2002 due to the increase in the reserve for returns and the reduction in net sales.

     The Company's inventories (net of obsolescence reserve) decreased from $10.3 million at October 31, 2001 to $6.6 million at July 31, 2002 as part of implementation of the Company's turnaround strategy to reduce inventory and improve inventory turnover by better matching frame purchases with customer orders, and the sale of the USA Optical product line. The obsolescence reserve decreased by $0.3 million because of reduced inventory due to close-out sales.

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

     In addition to the term loan included as part of its bank credit facility, long-term debt (including the current portion) at July 31, 2002 included principally a $1.0 million note payable to CDS in connection with the CDS Acquisition and an obligation to a frame vendor (present value of $3.2 million at July 31, 2002) assumed in connection with the CDS Acquisition. As discussed above, the Company settled its obligation to CDS in February 2003 and with the frame vendor in April 2003. See Notes 6 and 9 of Notes to Consolidated Financial Statements.

     Of the Company's accounts payable at July 31, 2002, $1.3 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at July 31, 2002.

     The Company's bad debt write-offs, net of recoveries, were $119,139 and $(2,146) during the 2002 Quarter and 2001 Quarter, respectively, and $106,185 and $46,223 during the 2002 Nine Months and 2001 Nine Months, respectively. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections

     In March 2002 the Company sold its USA Optical product line, including the trademark Camelot and related inventory, for $500,000 plus the assumption of certain obligations and liabilities amounting to approximately $70,000. The effect of this sale was not significant for fiscal 2002, and no material gain or loss was recorded by the Company.

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

     NEED TO INCREASE REVENUES AND TO RETURN TO PROFITABILITY; GOING CONCERN QUALIFICATION

     The Company suffered material operating losses in its last three fiscal years, causing a significant deterioration in its financial condition. At July 31, 2002, the Company's stockholders' deficit was $6.8 million. The report of the independent auditors of the Company's financial statements for fiscal year 2001 contained an explanatory paragraph describing the uncertainty of the Company's ability to continue as a going concern as of October 31, 2001. The Company's recapitalization in April 2003 significantly improved the Company's financial condition and liquidity through increasing capital, reducing liabilities and replacing current obligations and debts with long-term obligations. However, following the recapitalization the Company continues to have a stockholders' deficit, and the Company's long-term viability will depend on its ability to return to profitability on a consistent basis.

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

     SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY AND EDDIE BAUER LICENSES

     Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 60% and 61% of the Company's net sales in fiscal years 2000 and 2001, respectively. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of Nicole Miller Eyewear, Dakota Smith Eyewear, bebe eyes and its Signature line, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Laura Ashley license is automatically renewed through January 2008 so long as the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2005, but may be renewed by the Company at least through 2007 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

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

     INTERNATIONAL SALES

     International sales accounted for approximately 12.8% and 11.3% of the Company's net sales in fiscal years 2000 and 2001, respectively. These sales were primarily in England, Canada Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     PRODUCT RETURNS

     The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for fiscal years 2000 and 2001 amounted to 22% and 23% of gross sales (sales before returns). The Company anticipates that product returns may increase as a result of the downturn in the optical frame industry and general economic conditions. The Company maintains reserves for product returns which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on the Company's business, operating results and financial condition.

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

     FOREIGN CURRENCY RISKS. At any month-end during the quarter ended July 31, 2002, a maximum of $1.3 million were payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at July 31, 2002.

     International sales accounted for approximately 10% of the Company's net sales in the nine months ended April 30, 2002. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (In United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

     INTEREST RATE RISK. The Company's credit facilities existing at May 31, 2003 had fixed interest rates. See "Subsequent Events." Accordingly, the Company does not believe it is subject to material interest rate risk.

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


                                    PART II.
                                OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company was in default under its bank credit facility during the quarter ended July 31, 2002. This credit facility was paid off in April 2003 and, as of May 31, 2003, the Company was not in default under any credit facility.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 26, 2003                       SIGNATURE EYEWEAR, INC.


                                          By: /s/ Michael Prince
                                              ------------------------------
                                              Michael Prince
                                              Chief Executive Officer
                                              Chief Financial Officer

                          CERTIFICATIONS FOR FORM 10-Q

     I, Michael Prince, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarter ended July 31, 2002 of Signature Eyewear, Inc.;

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




                                               /s/ Michael Prince
Date: June 26, 2003                            ------------------------------
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