Form 10-K
period 2002-10-31
SIGNATURE EYEWEAR INC
filed 2003-08-15
CIK 1036292

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

     [_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

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


                              498 NORTH OAK STREET
                           INGLEWOOD, CALIFORNIA 90302
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices, including ZIP Code)


                                 (310) 330-2700
--------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [_]   No [X]

     On June 30, 2003, the Registrant had 5,976,889 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 2,983,732 shares of Common Stock held by non-affiliates of the Registrant as of June 30, 2003 was $895,120.
================================================================================

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

ITEM 1--BUSINESS

GENERAL

            Signature Eyewear, Inc. ("Signature" or the "Company") designs, markets and distributes prescription eyeglass frames and sunglasses, primarily under exclusive licenses for Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, Nicole Miller Eyewear, bebe eyes and Dakota Smith, as well as its proprietary Signature line. The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Frames in the Laura Ashley Eyewear line are feminine and classic, and are positioned in the medium to mid-high price range. The Eddie Bauer Eyewear collection offers men's and women's styles, and is positioned in the medium-price segment of the brand-name prescription eyewear market. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 60% and 62% of the Company's net sales in fiscal 2001 and fiscal 2002, respectively.

            The Company distributes its products (1) to independent optical retailers in the United States, primarily through its national direct sales force and independent sales representatives, (2) internationally, primarily through exclusive distributors in foreign countries and a direct sales force in Western Europe; (3) through its own account managers to major optical retail chains, including EyeCare Centers of America, Cole Vision Corp. and its subsidiary Pearle Vision, LensCrafters, U.S. Vision and Dollond & Atchitson; and
(4) through selected distributors in the United States.

RECENT RECAPITALIZATION

            The Company suffered material operating losses in its last four fiscal years, causing a significant deterioration in its financial condition. At October 31, 2002, the Company's stockholders' deficit was $9.0 million. The Company was in default under its bank credit facility since the fourth quarter of fiscal 2000 and since December 2000 had operated under a forbearance agreement from the bank. The Company also has a forbearance agreement from a frame vendor for an obligation in the amount of approximately $5.9 million. In April 2003 the Company completed a recapitalization involving a refinancing of its credit facility, an equity capital infusion and a change of management and a reconstitution of the Board of Directors. The key elements of the recapitalization included the following:

            Credit Facility with Home Loan and Investment Company. The Company obtained a $3.5 million credit facility from Home Loan and Investment Company ("HLIC"). The credit facility includes a $3,000,000 term loan and a $500,000 revolving line of credit and is secured by all of the assets of the Company. The term loan bears interest at a rate of 10% per annum, is payable interest only for the first year with payments of principal and interest on a 10-year amortization schedule commencing the second year, and is due and payable in April 2008. The revolving credit facility bears interest at a rate of 1% per month, payable monthly, with all advances subject to approval of HLIC, and is due and payable in April 2008.

            Issuance of Preferred Stock. The Company created a new series of preferred stock, designated "Series A 2% Convertible Preferred Stock" (the "Series A Preferred"), and issued 1,200,000 shares to Bluebird Finance Limited, a British Virgin Islands corporation ("Bluebird"), for $800,000, or $0.67 per share.

            Bluebird Credit Facility. The Company obtained from Bluebird a credit facility of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the amount of $2,900,000 and support for the $1,250,000 letter of credit securing the HLIC credit facility. The loan bears interest at the rate of 5% per annum, payable annually for the first two years, with payments of principal and interest on a 10-year amortization schedule commencing in the third year, and is due and payable in April 2013. Bluebird's loan commitment will be reduced by $72,000 in July 2005 and by the same amount every three months thereafter. This loan is subordinate to the HLIC credit facility.

            Retirement of Bank Credit Facility. The Company retired its bank credit facility with City National Bank which had been in default since September 30, 2000.

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

            See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the recapitalization.

BUSINESS STRATEGY

            Following the recapitalization, the Company changed its business strategy to focus its efforts primarily on increasing revenues. As part of its turnaround strategy during the prior two years, the Company had significantly reduced its general, administrative and other expenses to the extent that it does not believe further material reductions are possible. Accordingly, the ability of the Company to return to profitability will depend most importantly on its ability to increase revenues.

            The Company's efforts to increase revenues will focus principally upon increasing sales to retail optical chains. Sales to existing retail optical chain customers, most of which are based in the United States, could be increased through the chains purchasing additional eyewear lines and/or purchasing the Company's products for sales through additional market channels, such as stores outside the United States or different retail outlets. In addition, the Company will market to retail optical chains based outside of the United States.

            The Company will also attempt to increase revenues through expanding international sales, principally through engaging additional international distributors, and domestic sales through increasing its direct sales force for sales to independent optical retailers within the United States.

            To attract new customers and expand sales to existing customers, the Company intends to focus even greater efforts on frame design, quality control and quality assurance. The Company believes that the prescription eyewear frame market is a "product-driven" business, where the quality and styling, in addition to brand name recognition, are the principal factors in generating sales.

INDUSTRY OVERVIEW(1)

            THE OPTICAL MARKET. After several years of steady, albeit slowing growth in the late 1990's, optical retail sales in the United States experienced a substantial slowdown in 2001 that has only recently begun to signs of subsiding. Retail sales of all eyewear products - including contact lenses, sunglasses, clip-ons, lenses, lens treatments, and prescription frames - totaled $15.8 billion in 2001, a decrease of 4% from $16.5 billion in 2000. It was the first time since 1998 that retail sales of eyewear products was less than $16 billion. For 2002, preliminary numbers indicate a slight (2%) increase, with retail sales inching up to $16.2 billion. But while industry observers are hopeful for a sales rebound in 2003, trends set into motion in 2001 continue to make the optical industry - particularly the frame portion of the market - a challenging business.

            Perhaps the biggest single factor on the optical industry and the frame category is the move to value, led by the mass merchandiser category. Among the four channels of eyewear sales, the mass merchandiser/warehouse clubs are only growing segment, with a 13% increase in retail sales in 2001 to nearly $1 billion in sales ($976 million in sales, 6% share of market). Other channels has sales declines. The independent optical retailers (optometrists, opticians and ophthalmologists with one or two stores) had $9 billion in sales, or 57% of the market. Optical chains (including Pearle and LensCrafters), had $5.4 billion and a 34% share, with HMO/hospitals $413 million and a 3% share. Characterized by lower-priced product, the mass merchandiser/warehouse club category continues to grow: preliminary estimates show an increased share of market in 2002, with Wal-Mart and Costco optical solidly positioned among the top six optical retailers in the U.S.

            THE FRAME PORTION OF THE MARKET: A symptom of this value trend is a decrease in retail frame price points. The retail price for a pair of frames across all types of optical retailers has dropped each quarter since December 2001 from a high of $124.59 to $120.25 in September 2002. It was projected to be $120 by the end of 2002. Other industry numbers correspond with this trend:
While unit sales of frames inched up 5% to 64.8 million in 2002, the 2002 retail sales figure for frames was down 1% to $5.17 billion. Retail dollars in the other industry categories (lenses, plano sunglasses, contact lenses) remained virtually flat in 2002, with only lens treatments experiencing a slight (4%) increase. These numbers and reports from the field indicate that while consumers continue to purchase prescription eyewear, they are clearly seeking value in their frame purchase.

            Despite the drop in retail prices and the increased demand for value, the Company's product remains competitively priced in what is the heart of the business. In the U.S. market, 40% of all frame units sold and 40.4% of frame retail dollars through March 2003 were in the $100-$149 retail price range. The value portion of the frame market, priced under $100, had a 35% share of units and a 22% share of retail dollars. The overwhelming majority of the Company's frames retail in the $100-$149.

--------
            1 Unless otherwise noted, all the data in this Industry Overview section relates to the eyewear market in the United States. The source for this data is the 2002 U.S. Optical Industry Handbook published by Jobson Publishing Corporation in March 2002.

            THE OPTICAL CUSTOMER: Even in a sluggish optical market, the number of potential eyewear customers remains large. With a U.S. population of 278 million in 2001, approximately 169 million people require some type of vision correction. Out of the 169 million people requiring vision correction, 86.3 million people purchased eyewear in 2001 - or about 31% of the population.

            Typically, men and women over the age of 45 need corrective eyewear due to presbyopia, a condition that makes it difficult to focus on nearby objects such as small newspaper print. As more of the US population exceeds age 45, the Company believes more people will have vision impairment, and sales of corrective eyewear should increase. The table below demonstrates how the number of people 45 years and older will increase substantially.

                    CURRENT AGE BREAKDOWN OF U.S. POPULATION
                    AND PROJECTED GROWTH 2001-2005, 2005-2010

                               PROJECTED GROWTH
   AGE      2001 POPULATION       2001-2005       PROJECTED GROWTH 2005-2010
---------   ---------------      -----------      ---------------------------
   0-14          59,000               -3%                      3%
  15-24          39,000              5.1%                    4.9%
  25-44          81,000             -2.5%                   -2.5%
  45-64          63,000              9.5%                   14.5%
65 and up        35,000              2.9%                   11.1%
            ---------------      -----------      ---------------------------
  Total         278,000              3.2%                    3.8%
            ===============      ===========      ===========================


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

PRODUCTS

            The Company's principal products during fiscal 2002 were eyeglass frames sold under the brand names Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, Nicole Miller Eyewear, bebe eyes, Dakota Smith Eyewear, Signature and Camelot.

            The following table provides certain information about the market segments, introduction dates and approximate retail prices of the Company's products.

                                                                                       APPROXIMATE RETAIL
        BRAND NAME/SEGMENT               CUSTOMER GENDER/AGE      INTRODUCTION DATE         PRICES(1)
-----------------------------------      -------------------      -----------------    ------------------
Licensed Brands
---------------
    Laura Ashley
        Prescription...............              Women                   1992              $125 - $180
        Sunwear....................              Women                   1993              $90 - $100

    bebe eyes......................              Women                 May 2000
        Prescription...............                                                         $100-$150

    Eddie Bauer....................            Men/Women                 1998
        Prescription...............                                                         $95- $170

    Hart Schaffner & Marx..........               Men                    1996
        Prescription...............                                      1993               $95-$180

    Nicole Miller .................              Women
        Prescription...............                                      1993               $125-$156
        Sunwear....................                                      1993                $75-$95

House Brands
------------
     Dakota Smith (2)
        Prescription...............              Unisex                  1992               $90-$150
        Sunwear....................              Unisex                  1992               $75-$125

    Signature Collection
        Intuition..................              Women                   1999                $80-$90
        Lifescape..................              Women                   1999                $60-$70
-------------------

(1)  Retail prices are established by retailers, not the Company.
(2) The Company sold and licensed back the rights to this trademark in February 2003.


            LAURA ASHLEY EYEWEAR

            The Company's first major eyewear line is Laura Ashley Eyewear, which was introduced in 1992. With net sales of $11.9 million in fiscal 2002, the Laura Ashley Eyewear Collection remains one of the leading women's brand-name collections in the United States.

            Like Laura Ashley clothing and home furnishings, Laura Ashley Eyewear has been designed to be feminine and classic, and fashionable without being trendy. The hallmark of Laura Ashley Eyewear is its attention to detail, and the collection is known for its unique designs on the styles' temples, fronts and end pieces. The collection's new strategy will be to extend its product selection to reach a broader audience within the feminine eyewear niche. This is accomplished by drawing inspiration from two primary living environments consistent with the Laura Ashley lifestyle, city and country. The city-inspired collection expands the eyewear designs to a more sophisticated customer with an urban style and sensibility, while remaining true to the Laura Ashley brand. And the country-inspired collection will be identified with the more traditional and longtime Laura Ashley customer who appreciates the floral detail and ornamentation on each frame.

            Signature's in-house merchandising team has conceptualized and designed brand new Laura Ashley point of purchase display items for 2003 and 2004. The new displays feature an integrated presentation of painted wood, fabric accents and lifestyle graphics. Consistent with the broader focus of the brand, the display items will draw inspiration from city and country environments, with each reflected in specific colors, fabrics, and molding treatments. These unique displays allow the optical retailer to create unique in-store "environments" to attract the target customer to the frames. These "environments" are modular, so that a small display is an integral part of a larger one, and they can be customized for large customers. Laura Ashley Eyewear environments are covered with colorful Laura Ashley textured floral-print fabric with paint selected from Laura Ashley's paint palette, providing the retailer with, in effect, a Laura Ashley "store within a store."

            The Company has the exclusive right to market and sell Laura Ashley Eyewear through a license with Laura Ashley entered into in May 1991. The license covers a specified territory including the United States, the United Kingdom and certain other countries. The Laura Ashley license is automatically renewed annually through January 2008 so long as the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. Laura Ashley may terminate the license before its term expires under certain circumstances, including a material breach of the license agreement by the Company, if management or control of the Company passes from the present managers, shareholders or controllers to other parties whom Laura Ashley may reasonably regard as unsuitable, or if minimum sales requirements are not met in any two years. The Company did not meet the minimum sales requirement for the license year ended January 2003, but Laura Ashley waived noncompliance.

            EDDIE BAUER EYEWEAR

            The Eddie Bauer Eyewear collection includes men's and women's prescription eyewear styles that are designed to capture the Eddie Bauer casual lifestyle, offering versatility and comfort with unsurpassed quality. Eddie Bauer Eyewear's frame designs will evolve to meet the personality of today's Eddie Bauer customer, with frames that are appropriate for life's everyday experiences--not just casual weekends. The style assortment remains broad in its appeal by expressing many facets of the Eddie Bauer lifestyle and the brand's longtime outdoor heritage. It is the intent to design a product for every Eddie Bauer customer. In keeping with Eddie Bauer's commitment to value, the collection consists of medium priced frames.

            Along with its marketing, merchandising and sales promotion programs, the Company has designed point-of-sale graphic displays that are also inspired by Eddie Bauer's outdoor casual lifestyle. The new displays for 2003-2004 to bring the Eddie Bauer image into retail optical stores through beautiful outdoor imagery and on-model photography. These displays are designed to match the look and feel of displays found in Eddie Bauer retail stores, further strengthening brand recognition at the optical point of sale.

            The Company has the exclusive worldwide right to market and sell Eddie Bauer Eyewear through a license agreement with Eddie Bauer Diversified Sales LLC entered into in June 1997. Without the prior written consent of Eddie Bauer, however, the Company may market and sell Eddie Bauer Eyewear only in the United States and in the other countries specified in the license agreement, most notably Japan, the United Kingdom, Germany, France, Australia and New Zealand. The license agreement contains minimum annual net sales and minimum annual royalty requirements. The license terminates in December 2005 but the Company may renew it for one two-year term, provided the Company is not in material default. Eddie Bauer may terminate the license before the expiration of its term under certain circumstances, including if (1) a person or entity acquires more than 30% of the Company's outstanding voting securities, or (2) the Company commits a material breach of the license agreement.

            Eddie Bauer Diversified Sales LLC, and its parent Speigel, Inc and other affiliates, have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the licensor has the rights of a debtor under the Bankruptcy Code with respect to executory contracts such as the Eddie Bauer Eyewear license, including the right to assume or reject the license. The rejection of the license would have a material adverse affect on the Company. The Company has received no indication or notice from the licensor regarding the licensor's intentions with respect to the license agreement.

            HART SCHAFFNER MARX EYEWEAR

            The Hart Schaffner Marx Eyewear is the distinctively masculine collection targeted at men who seek quality, comfort and fit. Hart Schaffner Marx, a subsidiary of Hartmarx Corporation and a leading manufacturer of tailored clothing, has an image of enduring quality, and is a recognized name among men who purchase apparel in the medium to high price range. Because men are generally concerned about both function and fashion, the frames contain features that enhance their durability - the highest quality screws, nosepads and spring hinges - and come with a warranty. Select styles feature titanium, a material reknown for its strength and lightweight qualities. The collection is designed to fit a broad spectrum of men, and selected styles have longer temples and larger sizes than those generally available.

            The Company has the exclusive right to market and sell Hart Schaffner & Marx Eyewear in the United States through a license with Hart Schaffner & Marx entered into in January 1996. The license agreement gives the Company the right of first refusal to sell Hart Schaffner & Marx in any additional countries. The license agreement contains minimum annual net sales and minimum annual royalty requirements. The license expires December 31, 2005, and may be renewed for three-year terms by the Company in perpetuity provided the Company is not in default under the license agreement. Hart Schaffner & Marx may terminate its license with the Company before the expiration of its term if
(1) someone acquires more than 50% of the Company's outstanding voting securities, or (2) the Company fails to perform its material obligations under the license agreement.

            NICOLE MILLER EYEWEAR

            The Company acquired the exclusive license to design and market Nicole Miller Eyewear, a collection of women's and men's prescription eyewear frames and sunwear, in June 1999. Nicole Miller Eyewear is targeted at the sophisticated, style-conscious modern woman who creates her own fashion trends in a fun, whimsical way. Created in New York City by the designer of the same name, Nicole Miller clothing feature colorful designs with interesting shapes, without being pretentious or extreme. The Nicole Miller Eyewear collection captures the spirit of this exciting brand, with colorful designs and interesting shapes that represent a balanced blend of youthful energy and sophistication. Most styles of Nicole Miller Eyewear prescription eyewear frames are available either as prescription eyewear or as sunwear, and many are available with lenses in designer colors.

            The license agreement for Nicole Miller Eyewear expires in March 2006. The license agreement contains minimum annual net sales and minimum annual royalty requirements. The licensor may terminate the license agreement before its stated term expires upon a material breach by the Company.

            BEBE EYES

            bebe clothing is famous for its provocative clothing for women that turns heads. The bebe eyes eyewear collection captures the spirit of the bebe brand through sexy, provocative eyewear and sunwear styles with attention-getting colors and design accents. Eye-catching point of purchase displays feature distinctive on-model imagery and frame displays. The collection appeals to fashion-conscious women of all ages.

            The Company has the exclusive right to market and sell bebe eyes in the United States, Canada and a number of other countries pursuant to a license agreement the Company entered into in September 1999 with bebe stores, inc. The license expires in June 2006. The license agreement contains minimum annual net sales requirements and minimum quarterly and annual royalty requirements. bebe may terminate the license before its stated expiration under certain circumstances, including if the Company materially breaches the license agreement, if the Company is insolvent, or if, without the prior approval of bebe, 50% or more or the outstanding Common Stock of the Company is acquired by either: (A) a women's apparel company or (B) another person and the financial and operational condition of the Company is impaired or such other person makes or proposes to make material changes in the key management personnel in charge of the license. If the Company is deemed "insolvent" within the meaning of the license agreement as a result of its stockholders' deficit, and bebe stores has not waived its right to terminate, then bebe stores, inc. would have the right to terminate the agreement. bebe stores, inc. raised no objection to the renewal of the license in June 2003 based on the Company's financial condition.

            DAKOTA SMITH EYEWEAR

            Dakota Smith Eyewear targets men and women with eclectic designs that capture the American spirit. The Dakota Smith brand is a compelling blend of Santa Fe spirit, Western swagger and Route 66 style. The collection will be re-launched in late 2003, with a fall release featuring high quality titanium at an affordable price matched by few collections in the industry. Dakota Smith sunwear will be released in late fall, featuring superior lenses and exciting shapes and designs at an affordable price. The collection will be highlighted at the point of sale with unique displays created from elements and artistic styles from the American southwest. Complementing the eyewear and sunwear collections will be an ambitious marketing and merchandising program featuring Dakota Smith apparel - including jackets, shirts, skirts, and headwear - as well as an exciting on-line store to expand the reach of the brand beyond eyewear.

            The Company has the exclusive right to market and sell Dakota Smith Eyewear in the United States, Canada and a number of other countries pursuant to a license agreement entered into in February 2003 with Axwood Investments Limited, which had concurrently purchased the Dakota Smith eyewear trademark from the Company. The license expires in February 2006, but is automatically renewed for an additional two-year term unless the Company notifies the licensor in advance that it will not renew the term. The license agreement contains minimum annual royalty payments based on net sales. The licensor may terminate the license for any material breach of either the license or the supply agreement.

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

            The Company established the Signature Collections in fiscal 1999. The line comprises multiple segments, each targeting niches not otherwise filled by the Company's brand-name collections. The Company's goals related to that line are: to position Signature to compete more effectively against other optical companies that have direct sales forces; to enable the Company to offer products in segments not served by the Company's licensed collections; to allow the Company to develop products more quickly; and to reach different markets by offering good quality, low-cost styles.

DISTRIBUTION

            The Company distributes its products (1) to independent optical retailers in the United States, primarily through its national direct sales force; (2) internationally, primarily through exclusive distributors in foreign countries and through a direct sales force in Western Europe; (3) to major optical retail chains through its own account managers; and (4) through selected distributors in the United States.

            The following table sets forth the Company's net sales by distribution channel for the periods indicated:
                                                   YEAR ENDED OCTOBER 31,
                                            ------------------------------------
                                               2000         2001         2002
                                            ----------   ----------   ----------
                                                        (IN THOUSANDS)
            Direct sales ................   $  22,243    $   21,147   $   15,349
            Optical retail chains .......      17,041        12,346       11,560
            International ...............       6,634         5,029        3,468
            Telemarketing(1).............       5,098         3,230        1,532
            Domestic distributors........         916         1,640        1,212
                                            ----------   ----------   ----------
                                            $  51,932    $   43,392   $   33,121
                                            ==========   ==========   ==========
          ------------
     (1) In March 2002 the Company sold its USA Optical division which had sold frames through a form of telemarketing to optical retailers, focusing on establishing long-term, ongoing relationships. The Company no longer sells frames in this manner.

            DIRECT SALES. The Company distributes its products to independent optical retailers in the United States primarily through a national direct sales force, including company and independent sales representatives. The direct sales force, including independent sales representatives, numbered 46 at October 31, 2002.

            OPTICAL RETAIL CHAINS. Signature sells directly to optical retail chains, including EyeCare Centers of America, Cole Vision Corp. and its subsidiary Pearle Vision, LensCrafters, U.S. Vision and Dollond & Atchitson. Net sales to Eyecare Centers of America amounted to 12% and 13% of the Company's net sales for fiscal years 2001 and 2002, respectively.

            INTERNATIONAL. The Company sells certain of its products internationally through exclusive distributors and since June 1999 in Western Europe through a direct sales force including Company and independent sales representatives. The Company maintains a sales office and warehouse facility in Liege, Belgium. The Company's international distributors have exclusive agreements for defined territories. The Company sells to European optical retail chains through its Belgium office. At October 31, 2002, the Company had approximately 20 international distributors and 15 international sales representatives. Historically, the large majority of Signature's international sales through distributors have been of Laura Ashley Eyewear sold in England, Canada, Australia and New Zealand.

            DOMESTIC DISTRIBUTORS. The Company distributes its products through selected distributors in the United States in areas in which it believes it can achieve better penetration than through direct sales. The Company had three distributors in the United States at October 31, 2002.

CONTRACT MANUFACTURING

            The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process which can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. In fiscal 2002, Signature used manufacturers principally in Hong Kong/China, Japan and Italy. The Company believes that throughout the world there are a sufficient number of manufacturers of high-quality frames so that the loss of any particular frame manufacturer, or the inability to import frames from a particular country, would not materially and adversely affect the Company's business in the long-term. However, because lead times to manufacture the Company's eyeglass frames generally range from 90 to 180 days, an interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company not to meet delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

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

            The Company is not required generally to pay for any of its frames prior to shipment. Payment terms for the Company's products currently range from cash upon shipment to terms ranging between 60 and 90 days on open account. For frames imported other than from Hong Kong/China manufacturers, the Company is obligated to pay in the currency of the country in which the manufacturer is located. In the case of frames purchased from manufacturers located in Hong Kong/China, the currency is United States dollars. For almost all of the Company's other frame purchases, its costs vary based on currency fluctuations, and it generally cannot recover increased frame costs (in United States dollars) in the selling price of the frames.

COMPETITION

            The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., Marchon Eyewear, Inc., Marcolin S.p.A. and De Rigo S.p.A. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed far longer, and are significantly larger than the Company's. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains. De Rigo S.p.A. is also vertically integrated, in that it manufactures frames, distributes them throughout the world, and owns Dollond and Atchitson, one of the largest retail optical chains in the world.

            The Company competes in its target markets through the quality of the brand names it licenses, its marketing and merchandising, the popularity of its frame designs, the reputation of its styles for quality, and its pricing policies.

BACKLOG

            The Company generally ships eyeglass frames upon receipt of orders, and does not operate with a material backlog.

EMPLOYEES

            At October 31, 2002, the Company had 152 full-time employees, including 52 in sales and marketing, 24 in customer service and support, 31 in warehouse operations and shipping and 45 in general administration and finance. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2--PROPERTIES

            The Company leases approximately 109,000 square feet of a building located in Inglewood, California, where it maintains its principal offices and warehouse. The Company's lease for this facility expires in May 2005, and the Company has an option to renew the lease for an additional five years.

            As of November 1, 2001, the Company subleased approximately 26,000 square feet of this space to an unaffiliated party through May 2005.

            The Company's international division also leases approximately 2,500 square feet of warehouse and office space in Liege, Belgium, which supports the Company's sales in Europe.

            See Note 7 of Notes to Consolidated Financial Statements.

ITEM 3--LEGAL PROCEEDINGS

            As of June 30, 2003, the Company was not involved in any material legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

            None.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

            Since March 15, 2001, the Company's Common Stock has been traded in the over-the-counter market. During fiscal 2001 prior to March 15, the Common Stock was traded on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, high and low last reported sales prices for the Common Stock on the Nasdaq SmallCap Market through March 15, 2001 and in the over-the-counter market, in each case as reported by Nasdaq.

                                                       HIGH            LOW
                                                    ----------      ---------

   FISCAL YEAR ENDED OCTOBER 31, 2001
         First Quarter .......................      $     0.97      $    0.38
         Second Quarter.......................      $     0.75      $    0.06
         Third Quarter........................      $     0.80      $    0.19
         Fourth Quarter.......................      $     0.65      $    0.10

   FISCAL YEAR ENDED OCTOBER 31, 2002
         First Quarter .......................      $     0.30      $    0.07
         Second Quarter ......................      $     0.20      $    0.07
         Third Quarter........................      $     0.25      $    0.11
         Fourth Quarter ......................      $     0.45      $    0.20

            On June 30, 2003, the last reported sales price of the Common Stock as reported by Nasdaq, was $0.30 per share. At June 30, 2003, there were 33 holders of record of the Common Stock.

DIVIDENDS

            As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2002, the Company had an accumulated deficit of $23.4 million. As a result, the Company will not be able to pay dividends for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

EQUITY COMPENSATION PLANS

            The following table sets forth certain information regarding the Company's equity compensation plans as of October 31, 2002.

--------------------------------- ------------------------------- --------------------- -------------------------
                                  (a)                             (b)                   (c)
--------------------------------- ------------------------------- --------------------- -------------------------
Plan category                     Number of securities to be      Weighted-average      Number of securities
                                  issued upon exercise of         exercise price of     remaining available for
                                  outstanding options, warrants   outstanding options,  future issuance under
                                  and rights.                     warrants and rights.  equity compensation
                                                                                        plans (excluding
                                                                                        securities reflected in
                                                                                        column (a))

--------------------------------- ------------------------------- --------------------- -------------------------
Equity compensation plans                    367,300                      $8.10                  432,700
approved by security holders
--------------------------------- ------------------------------- --------------------- -------------------------
Equity compensation plans not                    --                         --                       --
approved by security holders
--------------------------------- ------------------------------- --------------------- -------------------------
Total                                        367,300                      $8.10                  432,700
--------------------------------- ------------------------------- --------------------- -------------------------

ITEM 6--SELECTED FINANCIAL DATA

            The following data should be read in conjunction with the Consolidated Financial Statements and related notes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Form 10-K.

                                                                              YEAR ENDED OCTOBER 31,
                                                      --------------------------------------------------------------------
                                                          1998          1999          2000          2001          2002
                                                      ------------  ------------  ------------  ------------  ------------
                                                            (dollars in thousands, except per-share data)
STATEMENT OF OPERATIONS DATA:
Net sales ......................................      $    40,892   $    44,056   $    51,932   $    43,392   $    33,121
Gross profit ...................................           23,247        25,316        30,507        21,920        17,653
Total operating expenses .......................           19,041        27,461        39,754        33,942        21,092
Income (Loss) from operations ..................            4,206        (2,145)       (9,247)     (12,022)        (3,439)
Net income (loss) ..............................            2,750        (1,309)       (9,484)     (13,387)        (4,116)
Net income (loss) per share ....................             0.52         (0.26)        (1.87)       (2.65)         (0.75)
Weighted average common shares outstanding .....        5,254,156     5,095,259     5,058,915     5,056,889     5,488,396

                                                          1998          1999          2000          2001          2002
                                                      ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
Current assets .................................      $    23,548   $    27,474   $    33,006   $    17,184   $     9,876
Total assets ...................................           25,151        35,474        41,435        18,906        11,944
Current liabilities ............................            5,498        12,334        28,142        22,390        19,226
Long-term debt and capitalized lease
  obligations, net of current portion...........              238         5,137         4,806         1,461         1,715
Total liabilities ..............................            5,736        17,471        32,948        23,851        20,941
Stockholders' equity (deficit) .................           19,415        18,003         8,487        (4,945)       (8,996)

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

OVERVIEW

            The Company derives revenues primarily through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, bebe eyes, Nicole Miller Eyewear, Dakota Smith Eyewear and under its proprietary Signature brand.

            The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 60% and 62% of the Company's net sales in fiscal 2001 and fiscal 2002, respectively.

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

            Following many years of profitability, the Company incurred operating losses in each of its last four fiscal years. The principal reason for these losses was the change in October 1999 by the Company in its method of distributing its products to independent optical retailers in the United States from distributors to a direct sales force. In addition, in fiscal 2001 and the first quarter of fiscal 2002, the Company's revenues were adversely affected by a general downturn in the optical frame business, the aftermath of the September 11th World Trade Center tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the discontinuation of certain product lines. The aftermath of the September 11 tragedy included reduced sales orders resulting in inventory build-up, slowed collection of accounts receivable and higher return rates due to the uncertain future retail environment.

SUBSEQUENT EVENTS

            This Form 10-K has been filed after a recapitalization completed by the Company in April 2003 which materially impacted its financial condition. The key elements of the recapitalization and certain other material transactions subsequent to the period covered by this Form 10-K were as follows.

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

            We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

            o  revenue recognition; and

            o  inventory valuation.

            REVENUE RECOGNITION. The Company's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. In general, revenue is recognized when merchandise is shipped.

            The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company establishes an allowance for estimated product returns based upon actual returns subsequent to year-end and estimated future returns. The Company applies the historical ratio of sales returns to sales to estimate future returns in addition to known information about actual returns in the period subsequent to the balance sheet date.

            INVENTORIES. Inventories (consisting of finished goods) are valued at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost on a first-in, first-out basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. Its inventories include designer prescription eye glass frames and sunglasses, which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than the Company estimates it may be required to take additional inventory write-downs in the future. Similarly, if the Company's inventory is determined to be undervalued due to write-downs below market value, it would be required to recognize such additional operating income at the time of sale. Significant unanticipated changes in demand could have a material and significant impact on the future value of our inventory and reported operating results.

RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                                          YEAR ENDED OCTOBER 31,
                                               --------------------------------------------------------------------------
                                                      2000                        2001                       2002
                                               -------------------         -------------------        -------------------
   Net sales..............................             100.0%                     100.0%                     100.0%
   Cost of sales .........................              41.3                       49.5                       46.7
                                               -------------------         -------------------        -------------------
   Gross profit...........................              58.7                       50.5                       53.3
                                               -------------------         -------------------        -------------------
   Operating expenses:
        Selling...........................              41.7                       33.1                       28.5
        General and administrative .......              34.9                       33.9                       35.2
        Asset impairment charges .........              --                         11.3                       --
                                               -------------------         -------------------        -------------------
            Total operating expenses .....              76.6                       78.2                       63.7
                                               -------------------         -------------------        -------------------
   Income (Loss) from operations .........             (17.9)                     (27.7)                     (10.4)
                                               -------------------         -------------------        -------------------
   Other income (expense), net ...........              (1.9)                      (3.1)                      (2.0)
                                               -------------------         -------------------        -------------------
   Income (Loss) before income taxes .....             (19.8)                     (30.8)                     (12.4)
   Benefit (Provision) for income taxes ..               1.5                       (0.1)                       0.0
                                               -------------------         -------------------        -------------------
   Net income (loss)......................             (18.3)%                    (30.9)%                    (12.4)%
                                               ===================         ===================        ===================

            COMPARISON OF FISCAL YEARS 2000, 2001 AND 2002

            NET SALES. Net sales were $33.1 million in fiscal 2002 compared to $43.4 million in fiscal 2001 and $51.9 million in fiscal 2000. The following table shows certain information regarding net sales for the periods indicated:

                                           YEAR ENDED OCTOBER 31,
                          ------------------------------------------------------
                                2000               2001               2002
                          ----------------   ----------------   ----------------
                                              (in thousands)
Laura Ashley Eyewear .... $16,079    31.0%   $13,968    32.2%   $11,430    34.5%
Eddie Bauer Eyewear .....  15,136    29.1     11,889    27.4      9,147    27.6
Nicole Miller Eyewear ...   4,447     8.6      5,273    12.2      4,950    14.9
Other ...................  16,270    31.3     12,262    28.2      7,594    22.9
                          ----------------   ----------------   ----------------
                          $51,932   100.0%   $43,392   100.0%   $33,121   100.0%
                          ================   ================   ================

            Net sales declined 23.7% in fiscal 2002 and 16.4% in fiscal 2001 due primarily to the general decline in the optical frame industry, the effects of the September 11, 2001 World Trade Center tragedy (as discussed above) and the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability. In addition, net sales were adversely affected by the termination of the Coach Eyewear line in fiscal 2001 and the sale of the USA Optical product line in fiscal 2002.

            Net sales reflect gross sales less a reserve for product returns established by the Company. The Company's product returns for fiscal years 2000, 2001 and 2002 amounted to 22%, 23% and 22% of gross sales, respectively. Historically, returns have been higher from independent optical retailers in the United States and lower from optical retail chains and international customers.

            GROSS PROFIT AND GROSS MARGIN. Gross profit was $17.7 million in fiscal 2002 compared to $21.9 million in fiscal 2001 and $30.5 million in fiscal 2000. These decreases were due to lower net sales and increased inventory write-downs.

            The gross margin was 53.3% in fiscal 2002 compared to 50.5% in fiscal 2001 and 58.7% in fiscal 2000. The decrease in fiscal 2001 was due to inventory write downs, which are included in cost of goods sold, and the sale of close-out frames, which are sold at substantially lower margins than other frames. The increase in fiscal 2002 reflects fewer close-out sales.

            SELLING EXPENSES. Selling expenses were $9.4 million in fiscal 2002 compared to $14.3 million in fiscal 2001 and $21.6 million in fiscal 2000. The 34.2% decrease in fiscal 2002 was due primarily to lower net sales and decreases of $2.1 million in salaries due to fewer personnel, $1.9 million in point of purchase display expenses and $0.7 million in shipping costs. The 33.7% decrease in fiscal 2001 was due primarily to decreases of $2.9 million in salaries for sales personnel due to a reduction in staffing, $2.3 million of advertising expenses and $1.4 million of compensation expenses.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $11.2 million in fiscal 2002 compared to $14.7 million in fiscal 2001 and $16.8 million in fiscal 2000. The 17.8% decrease in fiscal 2002 was due principally to decreases of $0.8 million in consulting, legal and accounting fees, $0.7 million in employee benefit and related expenses, and $0.4 million in operating lease expenses. The 18.8% decrease in fiscal 2001 was due principally to decreases of $3.1 million in compensation expense and related employee benefits due to a reduction in full-time employees and $1.0 million in temporary help. During fiscal 2001, legal and accounting expenses increased $0.7 million and collection and bad debt expenses increased $0.4 million.

            ASSET IMPAIRMENT CHARGES. In fiscal 2001, the Company wrote down $4.9 million of goodwill upon determining that there was no remaining value of the goodwill relating to the CDS acquisition and the acquisition of a distributor.

            OTHER INCOME (EXPENSE), NET. Other expense, net consists principally of interest expense on bank debt. The decrease in fiscal 2002 was due to lower interest rates as market rates declined and to reductions in the current debt. The increase in fiscal 2001 was due to increased bank debt and a higher interest rate, as the Company paid interest at default interest rates commencing October 2001.

            PROVISION (BENEFIT) FOR INCOME TAXES. The Company had income tax benefits of $0.8 million in fiscal 2000, paid income taxes of $27,000 in fiscal 2001 and had a small tax benefit in fiscal 2002. As of October 31, 2002 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $14.7 million and $8.5 million, respectively, which expire through 2022. The Company believes that the recapitalization in April 2003 may have resulted in "ownership change" under the Internal Revenue Code, in which event the Company's utilization of the net operating loss carryforwards would be significantly limited.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            The Company's accounts receivable (net of allowance for doubtful accounts) decreased from $5.1 million at October 31, 2001 to $3.1 million at October 31, 2002 due to lower net sales.

            The Company's inventories (net of obsolescence reserve) decreased from $10.3 million at October 31, 2001 to $5.5 million at October 31, 2002 as a part of the Company's turnaround strategy to reduce inventory and improve inventory turnover by better matching frame purchases with customer orders, an increase of $0.7 million in the reserve for obsolescent inventory, and the sale of the USA Optical product line.

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

            In addition to the term loan included as part of its bank credit facility, long-term debt (including the current portion) at October 31, 2002 included principally a $1.0 million note payable to CDS in connection with the CDS acquisition and an obligation to a frame vendor (present value of $3.2 million at October 31, 2002) assumed in connection with the CDS acquisition. As discussed above, the Company settled its obligation to CDS in February 2003 and with the frame vendor in April 2003. See Notes 6 and 14 of Notes to Consolidated Financial Statements.

            Of the Company's accounts payable at October 31, 2001 and October 31, 2002, $1.8 million and $1.2 million, respectively, were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at October 31, 2002. See Note 3 of Notes to Consolidated Financial Statements.

            The Company's bad debt write-offs, net of recoveries, were $148,000, $175,000 and $403,000 in fiscal years 2000, 2001 and 2002, respectively. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

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

QUARTERLY AND SEASONAL FLUCTUATIONS

            The Company's results of operations have fluctuated from quarter to quarter and the Company expects these fluctuations to continue in the future. Sales were lower in the fourth quarter of fiscal 2001 and subsequent periods as a result of the September 11th World Trade Center tragedy. A factor which may significantly influence results of operations in a particular quarter is the introduction of a new brand-name collection, which results in disproportionate levels of selling expenses due to additional advertising, promotions, catalogs and in-store displays. Introduction of a new brand may also generate a temporary increase in sales due to initial stocking by retailers.

            Other factors which can influence the Company's results of operations include customer demand, the mix of distribution channels through which the eyeglass frames are sold, the mix of eyeglass frames sold, product returns, delays in shipment and general economic conditions.

            The following table sets forth certain unaudited results of operations for the twelve fiscal quarters ended October 31, 2002. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.

                                    2000                                   2001                                 2002
                       JAN.     APR.     JULY     OCT.        JAN.     APR.     JULY    OCT.       JAN.     APR.    JULY    OCT.
                        31       30       31       31          31       30       31      31         31       30      31      31
Net sales........... $12,003  $12,390  $17,442  $10,097     $10,889  $11,470  $11,822  $9,211     $8,522   $8,806  $8,188  $7,605
Cost of sales.......   4,807    5,058    7,076    4,281       3,761    4,428    4,657   8,626      3,334    3,937   3,666   4,531
Gross profit........   7,196    7,332   10,366    5,818       7,128    7,042    7,165     585      5,187    4,869   4,522   3,074
Operating expenses:
 Selling............   3,587    6,066    6,858    5,171       3,291    3,343    2,664   5,045      2,391    2,450   2,084   2,460
 General and
  administrative....   3,845    4,708    5,014    4,554       3,381    3,146    4,013   4,166      3,000    2,892   3,031   2,623
 Asset impairment...      --       --       --       --          --       --       --   4,892         --       --      --      --
Total operating
 expenses...........   7,432   10,774   11,872    9.725       6,672    6,488    6,677  14,105      5,392    5,502   5,115   5,083
Income (loss) from
  operations........    (236)  (3,442)  (1,506)  (3,907)        456      554      488 (13,520)      (205)    (632)   (592) (2,009)
Other expense, net..    (184)    (265)    (320)    (136)       (352)    (325)    (329)   (332)      (186)    (148)   (184)   (160)
Income (loss) before
 pro forma provision
 for income taxes...    (420)  (3,707)  (1,826)  (4,043)        104      229      159 (13,852)      (390)    (780)   (776) (2,169)

INFLATION

            The Company does not believe its business and operations have been materially affected by inflation.

NEW ACCOUNTING PRONOUNCEMENTS

            In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Management does not expect adoption of SFAS No. 144 to have a material impact on the Company's statements of earnings, financial position or cash flows

            In April 2002, the FASB approved SFAS No. 145, rescission of FASB Statements Nos. 4, 44 and 64, amendment of SFAS No. 13 and technical corrections. SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under FAS No. 145, classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management believes that the Company is in compliance with the provisions of SFAS 145.

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect adoption of SFAS No. 144 to have a material impact on the Company's statements of earnings, financial position or cash flows.

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

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position or cash flows.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            NEED TO INCREASE REVENUES AND TO RETURN TO PROFITABILITY; GOING CONCERN QUALIFICATION

            The Company suffered material operating losses in its last four fiscal years, causing a significant deterioration in its financial condition. At October 31, 2002, the Company's stockholders' deficit was $9.0 million. The report of the independent auditors of the Company's financial statements for fiscal year 2001 contained an explanatory paragraph describing the uncertainty of the Company's ability to continue as a going concern as of October 31, 2001. The Company's recapitalization in April 2003 significantly improved the Company's financial condition and liquidity through increasing capital, reducing liabilities and replacing current obligations and debts with long-term obligations. However, following the recapitalization the Company continues to have a stockholders' deficit, and the Company's long-term viability will depend on its ability to return to profitability on a consistent basis.

            During the past several years, the Company has significantly reduced its general, administrative and other expenses to the extent that it does not believe further material reductions are possible. Accordingly, the ability of the Company to return to profitability will depend most significantly on its ability to increase its revenues. The Company's revenues during the past several years have been adversely affected by the significant downturn in the optical frame industry and its inability to hire a direct sales force sufficient to replace its distributor network following its conversion to direct sales in 2000. This problem has been exacerbated by the Company's impaired financial condition. In addition, since the fourth quarter of fiscal 2001, the Company's revenues were adversely impacted by the September 11, 2001 tragedy and the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability. While the Company is hopeful that the recapitalization will generate greater customer confidence and increase its ability to hire qualified sales personnel, no assurance can be given that this will occur or that the Company will be able to generate materially greater revenues or to return to consistent profitability.

            SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY AND EDDIE BAUER LICENSES

            Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 60% and 62% of the Company's net sales in fiscal years 2001 and 2002, respectively. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of Nicole Miller Eyewear, Dakota Smith Eyewear, bebe eyes and its Signature line, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Laura Ashley license is automatically renewed through January 2008 so long as the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. Laura Ashley may also terminate the license agreement if minimum sales requirements are not met in any two years. The Company did not meet the minimum sales requirement for the license year ended January 2003, but Laura Ashley waived noncompliance. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2005, but may be renewed by the Company at least through 2007 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

            BANKRUPTCY OF EDDIE BAUER

            Eddie Bauer Diversified Sales LLC, the licensor on the Eddie Bauer Eyewear license, and its parent Speigel, Inc and other affiliates, have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the licensor has the rights of a debtor under the Bankruptcy Code with respect to executory contracts such as the Eddie Bauer Eyewear license, including the right to assume or reject the license. The rejection of the license would have a material adverse affect on the Company. The Company has received no indication or notice from the licensor regarding the licensor's intentions with respect to the license agreement.

            DEPENDENCE UPON SALES TO RETAIL OPTICAL CHAINS

            Net sales to major optical retail chains amounted to 29% and 35% of net sales in fiscal years 2001 and 2002, respectively. Net sales to Eyecare Centers of America in fiscal 2002 amounted to 12% and 13% of the Company's net sales for such fiscal years. The loss of one or more major optical retail chains as a customer would have a material adverse affect on the Company's business.

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

            In addition, the purchase of goods manufactured in foreign countries is subject to a number of risks, including foreign exchange rate fluctuations, economic disruptions, transportation delays and interruptions, increases in tariffs and duties, changes in import and export controls and other changes in governmental policies. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin and results of operations. In fiscal 2002, Signature used manufacturers principally in Hong Kong/China, Japan and Italy.

            INTERNATIONAL SALES

            International sales accounted for approximately 11.3% and 10.5% of the Company's net sales in fiscal years 2001 and 2002, respectively. These sales were primarily in England, Canada Australia, New Zealand, Holland and Belgium. The Company's international business is subject to numerous risks, including the need to comply with export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the greater difficulty of administering business overseas and general economic conditions. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

            PRODUCT RETURNS

            The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for fiscal years 2001 and 2002 amounted to 23% and 22% of gross sales (sales before returns), respectively. The Company anticipates that product returns may increase as a result of the downturn in the optical frame industry and general economic conditions. The Company maintains reserves for product returns which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on the Company's business, operating results and financial condition.

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

            COMPETITION

            The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., Marchon Eyewear, Inc., Marcolin S.p.A. and De Rigo S.p.A. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed far longer, and are significantly larger than the Company's. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains. De Rigo S.p.A. is also vertically integrated, in that it manufactures frames, distributes them throughout the world, and owns Dollond & Atchitson, one of the largest retail optical chains in the world.

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

            CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

            As of June 30, 2003, the directors and executive officers of the Company owned beneficially approximately 52% of the Company's outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

            NO DIVIDENDS ALLOWED

            As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2002, the Company had an accumulated deficit of $23.4 million. As a result, the Company will not be able to pay dividends for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

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

            FOREIGN CURRENCY RISKS. During fiscal 2002, at any month-end a maximum of $1.8 million and a minimum of $1.0 million of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese yen and euros. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at October 31, 2002.

            International sales accounted for approximately 11% of the Company's net sales in fiscal 2002. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin.

            INTEREST RATE RISK. The Company's credit facilities existing at June 30, 2003 had fixed interest rates. See "Subsequent Events." Accordingly, the Company does not believe it is subject to material interest rate risk.

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                             FOR THE YEARS ENDED
                                                OCTOBER 31, 2002, 2001, AND 2000

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                                OCTOBER 31, 2002
================================================================================



                                                                          Page
                                                                          ----

INDEPENDENT AUDITOR'S REPORTS ........................................    29-30


CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets .......................................    31-32

   Consolidated Statements of Operations .............................    33

   Consolidated Statements of Shareholders' Equity (Deficit) .........    34

   Consolidated Statements of Cash Flows .............................    35-36

   Notes to Consolidated Financial Statements ........................    37-67


SUPPLEMENTAL INFORMATION

   Independent Auditor's Report on Financial Statement Schedule

   Valuation and Qualifying Accounts - Schedule II

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Signature Eyewear, Inc. and subsidiary


We have audited the accompanying consolidated balance sheet of Signature Eyewear, Inc. and subsidiary as of October 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signature Eyewear, Inc. and subsidiary as of October 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Singer Lewak Greenbaum & Goldstein LLP
-----------------------------------------------

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 15, 2003, except for
   Notes 2, 5, 6, and 14,
   as to which the date is
   April 21, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Signature Eyewear, Inc.

We have audited the accompanying consolidated balance sheets of Signature Eyewear, Inc. and Subsidiary as of October 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signature Eyewear, Inc. and Subsidiary as of October 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


/s/ Altschuler, Melvoin and Glasser LLP
-----------------------------------------------

ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
April 5, 2002 (except for
Note 7, which is as of July 30, 2002)

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                                     OCTOBER 31,
================================================================================


                                     ASSETS

                                                                    2002              2001
                                                                ------------      ------------
CURRENT ASSETS
   Cash and cash equivalents, including restricted cash
       of $127,946 and $202,824                                 $  1,077,388      $  1,443,496
   Accounts receivable - trade, net of allowance for
       doubtful accounts of $543,884 and $574,096                  3,142,949         5,129,460
   Inventories, net of reserves for obsolete inventories
       of $2,799,940 and $2,450,000                                5,514,702        10,328,364
   Income taxes refundable                                             2,704           110,000
   Promotional products and materials                                 87,912           164,548
   Prepaid expenses and other current assets                          49,862             8,952
                                                                ------------      ------------

       Total current assets                                        9,875,517        17,184,820

PROPERTY AND EQUIPMENT, net                                        1,825,085         1,456,083
TRADEMARK, net of accumulated amortization of $16,882
   and $16,882                                                       130,897           130,897
DEPOSITS AND OTHER ASSETS                                            112,706           133,772
                                                                ------------      ------------

             TOTAL ASSETS                                       $ 11,944,205      $ 18,905,572
                                                                ============      ============




   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                                     OCTOBER 31,
================================================================================





                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                    2002              2001
                                                                ------------      ------------
CURRENT LIABILITIES
   Accounts payable - trade                                     $  7,108,449      $ 10,143,540
   Accrued expenses and other current liabilities                  1,980,003         2,637,701
   Reserve for customer returns                                    2,286,934           114,580
   Line of credit                                                  2,317,134         3,228,358
   Current portion of long-term debt                               5,533,149         6,265,773
                                                                ------------      ------------

       Total current liabilities                                  19,225,669        22,389,952

LONG-TERM DEBT, net of current portion                             1,714,981         1,461,456
                                                                ------------      ------------

       Total liabilities                                          20,940,650        23,851,408
                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock, $0.001 par value
       5,000,000 shares authorized
       0 and 0 shares issued and outstanding                              --                --
   Common stock, $0.001 par value
       30,000,000 shares authorized
       5,556,889 and 5,056,889 shares issued
          and outstanding                                              5,557             5,057
   Additional paid-in capital                                     14,432,621        14,368,121
   Accumulated deficit                                           (23,434,623)      (19,319,014)
                                                                ------------      ------------

       Total shareholders' deficit                                (8,996,445)       (4,945,836)
                                                                ------------      ------------

             TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $ 11,944,205      $ 18,905,572
                                                                ============      ============




   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================


                                                   2002              2001              2000
                                               ------------      ------------      ------------
NET SALES                                      $ 33,121,431      $ 43,392,022      $ 51,932,066

COST OF SALES                                    15,468,265        21,472,353        21,424,878
                                               ------------      ------------      ------------

GROSS PROFIT                                     17,653,166        21,919,669        30,507,188
                                               ------------      ------------      ------------

OPERATING EXPENSES
   Selling                                        9,435,084        14,344,093        21,648,965
   General and administrative                    11,220,753        13,651,522        16,823,177
   Depreciation and amortization                    435,984         1,054,867         1,282,236
   Impairment of assets                                  --         4,891,459                --
                                               ------------      ------------      ------------

       Total operating expenses                  21,091,821        33,941,941        39,754,378
                                               ------------      ------------      ------------

LOSS FROM OPERATIONS                             (3,438,655)      (12,022,272)       (9,247,190)
                                               ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Sundry income (expense)                           18,514           (53,932)           81,906
   Interest expense, net                           (696,455)       (1,284,202)       (1,090,434)
                                               ------------      ------------      ------------

       Total other income (expense)                (677,941)       (1,338,134)       (1,008,528)
                                               ------------      ------------      ------------

LOSS BEFORE PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                  (4,116,596)      (13,360,406)      (10,255,718)

PROVISION FOR (BENEFIT FROM) INCOME TAXES              (987)           26,902          (771,997)
                                               ------------      ------------      ------------

NET LOSS                                       $ (4,115,609)     $(13,387,308)     $ (9,483,721)
                                               ============      ============      ============

BASIC AND DILUTED LOSS PER SHARE               $      (0.75)     $      (2.65)     $      (1.87)
                                               ============      ============      ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING        5,488,396         5,056,889         5,058,915
                                               ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================

                                COMMON STOCK                ADDITIONAL
                       ------------------------------         PAID-IN         ACCUMULATED
                          SHARES            AMOUNT            CAPITAL           DEFICIT            TOTAL
                       ------------      ------------      ------------      ------------      ------------
BALANCE,
  OCTOBER 31, 1999        5,082,389      $      5,082      $ 14,446,128      $  3,552,015      $ 18,003,225

REPURCHASE OF
  COMMON STOCK              (25,500)              (25)          (78,007)                            (78,032)

NET LOSS                                                                       (9,483,721)       (9,483,721)
                       ------------      ------------      ------------      ------------      ------------
BALANCE,
  OCTOBER 31, 2000        5,056,889             5,057        14,368,121        (5,931,706)        8,441,472

NET LOSS                                                                      (13,387,308)      (13,387,308)
                       ------------      ------------      ------------      ------------      ------------
BALANCE,
  OCTOBER 31, 2001        5,056,889             5,057        14,368,121       (19,319,014)       (4,945,836)

ISSUANCE OF COMMON
  STOCK IN
  SATISFACTION OF
  THE PURCHASE
  PRICE ADJUSTMENT
  RELATED TO THE
  GWO ACQUISITION           500,000               500            64,500                              65,000

NET LOSS                                                                       (4,115,609)       (4,115,609)
                       ------------      ------------      ------------      ------------      ------------
BALANCE,
  OCTOBER 31, 2002        5,556,889      $      5,557      $ 14,432,621      $(23,434,623)     $ (8,996,445)
                       ============      ============      ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================

                                                                   2002              2001              2000
                                                               ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $ (4,115,609)     $(13,387,308)     $ (9,483,721)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                 435,986         1,068,117         1,282,236
      Provision for bad debts                                       432,224           434,090           264,835
      Provision for inventory write down                          2,066,213         2,973,202           437,636
      Loss on disposal of property and equipment                         --            61,922             2,284
      Impairment of assets                                               --         4,891,459                --
      Deferred income tax expense                                        --                --           428,000
      (Increase) decrease in Accounts receivable - trade          1,554,287         3,180,704        (2,459,032)
         Inventories, net of effect of sale of USA Optical        2,247,449         5,440,611        (2,543,339)
         Income taxes refundable                                    107,296         1,152,154          (262,334)
         Promotional products and materials                          76,636         1,917,686          (784,142)
         Prepaid expenses and other current assets                  (40,910)          178,374           963,184
         Deposits and other assets                                   21,066           219,616          (117,899)
      Increase (decrease) in Accounts payable - trade            (3,256,946)       (4,608,004)        8,466,054
         Accrued expenses and other current liabilities            (592,698)         (709,974)          407,263
         Reserve for customer returns                             2,172,354          (210,420)               --
                                                               ------------      ------------      ------------

  Net cash provided by (used in) operating activities             1,107,348         2,602,229        (3,398,975)
                                                               ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                (54,988)          (73,081)         (784,225)
  Proceeds from sale of property and equipment                           --                --            12,974
  Cash received from sale of USA Optical                            500,000                --                --
                                                               ------------      ------------      ------------

Net cash provided by (used in) investing activities                 445,012           (73,081)         (771,251)
                                                               ------------      ------------      ------------





   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================


                                                                   2002              2001              2000
                                                               ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on line of credit                  $   (911,224)     $ (1,771,642)     $  3,250,000
  Payments on long-term debt                                     (1,093,480)       (1,174,461)       (1,104,314)
  Borrowings on long-term debt                                       86,236                --         3,500,000
  Repurchases of common stock                                            --                --           (78,032)
                                                               ------------      ------------      ------------

Net cash provided by (used in) financing activities              (1,918,468)       (2,946,103)        5,567,654
                                                               ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents               (366,108)         (416,955)        1,397,428

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      1,443,496         1,860,451           463,023
                                                               ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $  1,077,388      $  1,443,496      $  1,860,451
                                                               ============      ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      INTEREST PAID                                            $    541,173      $  1,139,766      $  1,042,586
                                                               ============      ============      ============

      INCOME TAXES PAID (REFUNDED)                             $   (108,283)     $     56,160      $    201,350
                                                               ============      ============      ============








   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================


SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
During the year ended October 31, 2002, the Company:

o entered into a Stock Issuance and Release Agreement on December 20, 2001, whereby the Company issued 500,000 shares of common stock and paid $3,000 to Springer Capital Corporation in satisfaction of the purchase price adjustment relating to the Great Western Optical acquisition. The fair value of the settlement amount of $68,000 was included in accrued expenses and other current liabilities at October 31, 2001.

o entered into an operating lease payoff with the lessor of the warehouse upgrades and computer system for $750,000. This amount was financed by a promissory note (see Notes 6 and 7).

During the year ended October 31, 2001, the Company:

o entered into an agreement to modify an operating lease, which reduced long-term debt by $674,699 by applying prepaid expenses of $126,975 and deposits and other assets of $499,068 related to the note holder and by increasing accrued expenses and other current liabilities by $48,656.

o agreed to convert $207,915 of consulting payments, which were included in accrued expenses and other current liabilities at October 31, 2001, into a $166,731 note payable. The discount of $41,184 was offset against a $60,000 covenant not to complete.

During the year ended October 31, 2000, the Company:

o purchased $229,958 of property and equipment via a capital lease obligation.

o entered into a covenant not to compete for $60,000 in connection with the acquisition of Great Western Optical. This transaction was funded by a note payable.

o entered into an agreement with a consultant, whereby the Company recorded $142,662 of prepaid expenses, $53,499 of property and equipment, and $517,155 of deposits and other assets in exchange for a note payable of $713,316.









   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     General
     -------
     Signature Eyewear, Inc. and subsidiary (collectively, the "Company") design, market, and distribute eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.

     During the year ended October 31, 2000, the subsidiary was dissolved.

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

     The GWO Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated based upon the following approximate fair values on the date of the acquisition:

           Current assets                                   $   565,000
           Property and equipment                                 4,500
           Goodwill                                             384,000
           Liabilities                                         (434,000)
                                                            -----------
               TOTAL PURCHASE PRICE                         $   519,500
                                                            ===========

     The $384,000 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which was impaired as of October 31, 2001 and written off. In connection with the GWO Acquisition, the Company entered into a covenant not to compete agreement as well as a consulting agreement with the sole shareholder of the seller corporation during the year ended October 31, 2000.

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

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (CONTINUED)

     Business Acquisition (Continued)
     --------------------
     In order to increase efficiencies and create economies of scale, during the year ended October 31, 2000, GWO was dissolved and liquidated with all assets, liabilities, and operations absorbed into the Company.

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

     The sales price for the USA Optical product line was $500,000, plus the assumption of certain obligations and liabilities related to the USA Optical line's outstanding purchase orders amounting to $70,000. The effect of the sale on the Company's operations for the year ended October 31, 2002 is not significant. As such a gain or loss has not been recorded on the accompanying consolidated statement of operations. In addition, the Company agreed to supply the buyer with inventory for the existing models of eyeglass frames sold by the Company at a discount of 10% off the prices set forth by the buyer until the aggregate savings with respect to such purchases equals the total amount of Earned and Pending Premium Obligations, as defined.

     In connection with the sale of the USA Optical product line, the Company's former Chairman of the Board/Chief Executive Officer entered into a three-year consulting agreement with the buyer for a monthly consulting fee of $4,667. The monthly consulting fee was offset against the former officer's salary until his resignation in April 2003 (see Note 14).


NOTE 2 - RESTRUCTURING OF DEBT

     In April 2003, the Company entered into various agreements with certain of its creditors and commercial banks, which resulted in the restructuring of its current capital structure (see Notes 5, 6, and 14).

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 2 - RESTRUCTURING OF DEBT (CONTINUED)

     The unaudited, pro forma effects of this restructuring as if it had occurred as of October 31, 2002 on the Company's consolidated balance sheet would have been as follows:

                                       AS REPORTED       ADJUSTMENTS        PRO FORMA
                                      ------------      ------------      ------------
                                       (unaudited)       (unaudited)       (unaudited)
     Cash and cash equivalents        $  1,077,388      $  1,373,000      $  2,450,388
     Accounts receivable - trade           856,015                --           856,015
     Inventories                         5,114,702                --         5,114,702
     Other assets                        2,209,166                --         2,209,166
                                      ------------      ------------      ------------
         TOTAL ASSETS                 $  9,257,271      $  1,373,000      $ 10,630,271
                                      ============      ============      ============

     Liabilities
       Accounts payable - trade       $  7,108,449      $ (3,099,090)     $  4,009,359
       Accrued expenses and other
         current liabilities             1,980,003            (9,699)        1,970,304
       Line of credit                    2,317,134        (2,317,134)               --
       Long-term debt                    7,248,130           253,719         7,501,849
                                      ------------      ------------      ------------
     Total liabilities                  18,653,716        (5,172,204)       13,481,512
                                      ------------      ------------      ------------

     Shareholders' deficit
       Preferred stock                          --           800,000           800,000
       Common stock                          5,557                --             5,557
       Additional paid-in capital       14,432,621                --        14,432,621
       Accumulated deficit             (23,834,623)        5,745,204       (18,089,419)
                                      ------------      ------------      ------------
     Total shareholders' deficit        (9,396,445)        6,545,204        (2,851,241)
                                      ------------      ------------      ------------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIT        $  9,257,271      $  1,373,000      $ 10,630,271
                                      ============      ============      ============


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of Signature Eyewear, Inc. and its wholly owned subsidiary, Signature Eyewear Canada Corporation, which was dissolved during the year ended October 31, 2000. All significant inter-company accounts and transactions are eliminated in consolidation.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition
     -------------------
     For transactions satisfying the conditions for revenue recognition under Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," and Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48 and SAB No. 101, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. For the years ended October 31, 2002, 2001, and 2000, the Company had sales returns totaling $9,326,467, $12,277,661, and $15,312,636, respectively.

     The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

     Comprehensive Income
     --------------------
     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the years ended October 31, 2002, 2001, and 2000, comprehensive income is not presented in the Company's financial statements since the Company did not have any material translation adjustments or any of the other items of comprehensive income in any period presented.

     Cash and Cash Equivalents
     -------------------------
     For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Accounts Receivable
     -------------------
     Customer credit balances, which result due to customer returns, are reclassified as a liability on the balance sheet as a reserve for customer returns.

     Inventories
     -----------
     Inventories at October 31, 2002 and 2001 consisted solely of finished goods and are valued at the lower of cost or market. Cost is computed using the weighted-average cost, which approximates actual cost on a first-in, first-out basis.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Inventories (Continued)
     -----------
     The Company regularly and periodically evaluates its inventories for obsolescence based on current market trends, product history, and turnover. As of October 31, 2002 and 2001, the Company has recorded a reserve for obsolete inventory of $2,799,940 and $2,450,000, respectively. Writedown of inventories for the years ended October 31, 2002, 2001 and 2000 was $349,940, $2,973,202 and $437,636, respectively.

     Property and Equipment
     ----------------------
     Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

         Office furniture and equipment                                 7 years
         Computer equipment                                             3 years
         Software                                                       3 years
         Machinery and equipment                                        5 years
         Machinery and equipment held under
           capital lease agreements                                   3-5 years
         Leasehold improvements                               term of the lease

     Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets.

     Trademark
     ---------
     The Dakota Smith trademark is recorded at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful life of the trademark of 20 years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademark may not be recoverable. When factors indicate that the value of the trademark may be impaired, the Company estimates the remaining value and reduces the trademark to that amount. Amortization of goodwill was $0, $435,811, and $595,839 for the years ended October 31, 2002, 2001, and 2000, respectively. Amortization expense in each of the next five years is estimated to be $7,389 per year.

     Impairment of Assets
     --------------------
     The Company recognizes impairment losses when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property and equipment and the trademark in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than the book value.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Impairment of Assets (Continued)
     --------------------
     During the year ended October 31, 2001, the Company conducted a review of certain brands and distribution channels within its business. The review triggered an impairment review of goodwill related to certain acquisitions to determine the fair value of those assets. Management determined those acquisitions did not have any remaining value of goodwill. Accordingly, the Company recorded a write down of goodwill of $4,891,459.

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

     Certain of the Company's liabilities were settled subsequent to October 31, 2002 for less than their carrying value at that date (see Note 14).

     Stock-Based Compensation
     ------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

     Loss per Share
     --------------
     The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company had net losses for the years ended October 31, 2002, 2001, and 2000, basic and diluted loss per share are the same.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Loss per Share (Continued)
     --------------
     The following potential common shares have been excluded from the computations of diluted loss per share for the years ended October 31, 2002, 2001, and 2000 because the effect would have been anti-dilutive:

                                  2002           2001           2000
                                --------       --------       --------
            Stock options        367,300        457,500        529,400
            Warrants              50,000        230,000        330,000
                                --------       --------       --------
              TOTAL              417,300        687,500        859,400
                                ========       ========       ========

     Advertising Expense
     -------------------
     The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended October 31, 2002, 2001, and 2000 amounted to $1,072,213, $886,890, and $2,611,209, respectively.

     Income Taxes
     ------------
     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for (benefit from) income taxes represents the tax payable (refundable) for the period and the change during the period in deferred tax assets and liabilities.

     Foreign Currency Translation
     ----------------------------
     Substantially all of the Company's international operations used the United States dollar as their functional currency for the years ended October 31, 2002 and 2001. Monetary assets and liabilities are re-measured at exchange rates in effect at the balance sheet date while other assets and equities are re-measured at historical rates. Income and expense accounts are re-measured at historical rates. The Company did not have any significant re-measurement adjustments.

     The Company's international operations used their local currency as their functional currency for the year ended October 31, 2000. Assets, liabilities, income, and expense accounts were translated at exchange rates in effect at the balance sheet date and equities translated at historical rates. The Company did not have any significant translation adjustments. The effect of such adjustments was immaterial.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Concentrations of Credit Risk
     -----------------------------
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents deposited at a particular institution exceed the Federal Deposit Insurance Corporation's $100,000 insurance limit. With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

     Major Customers
     ---------------
     The Company had sales to one customer which represented 12%, 12%, and 12% of net sales during the years ended October 31, 2002, 2001, and 2000, respectively.

     Reclassifications
     -----------------
     Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year presentation. Such reclassifications did not have any effect on reported net loss and are immaterial to the financial statements as a whole.

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

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recently Issued Accounting Pronouncements (Continued)
     -----------------------------------------
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment at October 31, 2002 and 2001 consisted of the following:
                                                      2002           2001
                                                   ----------     ----------
     Office furniture and equipment                $  912,756     $  877,799
     Computer equipment                             1,472,556      1,212,065
     Software                                       1,121,288        821,288
     Machinery and equipment                          440,680        158,817
     Machinery and equipment held under
       capital lease agreements                       294,609        376,932
     Leasehold improvements                         1,195,190      1,185,190
                                                   ----------     ----------
                                                    5,437,079      4,632,091
     Less accumulated depreciation and
       amortization (including accumulated
       depreciation and amortization of
       $231,022 in 2002 and $131,172 in
       2001 for equipment under capital
       lease agreement)                             3,611,994      3,176,008
                                                   ----------     ----------
              TOTAL                                $1,825,085     $1,456,083
                                                   ==========     ==========

     Depreciation and amortization expense was $435,986, $632,306, and $682,131 for the years ended October 31, 2002, 2001, and 2000, respectively, (including depreciation and amortization expense of $98,850, $106,047, and $54,946, respectively, on machinery and equipment held under capital leases).


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

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 5 - LINE OF CREDIT (CONTINUED)

     The Company defaulted on the credit facility for various reasons, including the nonpayment of the line of credit at maturity as well as noncompliance with various covenants and conditions. Since September 30, 2000, the interest rate on the credit line has been 5% per annum in excess of the original rate. The Company entered into a forbearance agreement with the Bank in December 2000, which was extended many times. Amounts outstanding on the line of credit at October 31, 2002 and 2001 were $2,317,134 and $3,228,358, respectively.

     In April 2003, the credit facility was repaid from the proceeds of the Home Loan Investment Company ("HLIC") credit facility (see Note 14).


NOTE 6 - LONG-TERM DEBT

     Long-term debt at October 31, 2002 and 2001 consisted of the following:

                                                                         2002               2001
                                                                   ---------------    ---------------
     Term note payable to the Bank in the original amount of
         $3,500,000, secured by substantially all of the assets of
         the Company, payable in monthly installments of $72,917,
         plus interest at LIBOR, plus 7.5% per annum, which
         includes the 5% default penalty since September 2000. In
         April 2003, the term note payable was repaid
         (see Notes 5 and 14).                                     $     1,895,856    $     2,770,857

     Obligation to a frame vendor in the original amount of
         $4,195,847, less an unamortized discount of $639,043,
         unsecured, payable in monthly installments of $50,000,
         including interest imputed at 7.37% per annum. This
         obligation was in default at October 31, 2002. In April
         2003, the Company paid $2,350,000 to settle this and other
         obligations to the frame vendor  (see Note 14).                 3,207,291          3,207,291

     Note payable to lessor of the Company's principal offices and warehouse in the original amount of $240,000, unsecured,
         payable in monthly installments of $4,134, including
         interest at 10% per annum, maturing on May 1, 2005.               112,541            148,901

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                         2002               2001
                                                                   ---------------    ---------------
     Note payable to lessor of the Company's principal offices and warehouse, unsecured, payable in monthly installments of
         $3,757, including interest at 8% per annum, maturing on
         May 1, 2005  (see Note 14).                               $        89,405    $            --

     Note payable to California Design Studio, Inc. ("CDS"),
         unsecured, payable in monthly installments of between
         $8,333 and $17,042, with a final payment of any principal
         plus interest remaining in May 2007, including interest at
         7% per annum, maturing on May 23, 2007. In February 2003,
         the Company paid $500,000 to settle all liabilities with
         CDS, including this note and the obligation assumed in
         conjunction with the acquisition of CDS and extension of
         the consulting agreement (see Note 14).                           938,258            972,422

     Obligation assumed in conjunction with acquisition of CDS and extension of consulting agreement, payable in monthly
         installments of $15,000, including interest imputed at 10%
         per annum, maturing on July 1, 2003. This obligation was
         settled in January 2003 (see Note 14).                            104,876            154,876

     Lump sum liability for property and equipment associated with various operating lease agreements with Oliver Allen,
         secured by such property and equipment, payable in full in
         August 2004. The Company adjusted the liability in October
         2002 in anticipation of the lease payoff and general
         release in February 2003 (see Note 7).                                 --            221,855

     Note payable to commercial bank, secured by certain property and equipment (see Note 7), bearing interest at 4% per
         annum, payable in 39 monthly installments of $13,812,
         commencing March 31, 2003, with the remaining principal
         and accrued interest due and payable in full on February
         28, 2008.                                                         750,000                 --

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                         2002              2001
                                                                   ---------------    ---------------
     Liability for machinery and equipment under various capital lease agreements, secured by certain machinery and
         equipment, bearing interest ranging from 8.19% to 11.4%
         per annum, maturing through August 2004. In March and
         April 2003, the Company paid $58,162 in full settlement
         of $89,550 of this liability (see Note 14).               $       149,903    $       251,027
                                                                   ---------------    ---------------

                                                                         7,248,130          7,727,229
     Less current portion                                                5,533,149          6,265,773
                                                                   ---------------    ---------------
              LONG-TERM PORTION                                    $     1,714,981    $     1,461,456
                                                                   ===============    ===============


     Future maturities of long-term debt at October 31, 2002 were as follows:

         YEAR ENDING
         OCTOBER 31,
         -----------
             2003                                                                     $     5,533,149
             2004                                                                             390,851
             2005                                                                             353,633
             2006                                                                             318,712
             2007                                                                             577,186
             Thereafter                                                                        74,599
                                                                                      ---------------
                  TOTAL                                                               $     7,248,130
                                                                                      ===============


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------
     The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California under an operating lease that expires in May 2005. The lease provides for minimum monthly rental payments of $76,614. The Company is also responsible for the payment of 50.76% of the common area operating expenses, as defined, utilities, and insurance. The Company has the option to extend the term of the lease for five additional years.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Leases (Continued)
     ------
     Effective November 1, 2001, the Company subleased a portion of its warehouse to an unrelated third party. The Company received $196,560 in rental income during the year ended October 31, 2002 and is scheduled to receive rental income of $212,160 during the year ended October 31, 2003. The rent scheduled to be received has been reflected as a reduction in future minimum lease payments. The sublessee is responsible for 29.8% of the common area operating expenses. The sublessee has the option to extend the term of the sublease from November 1, 2003 through May 31, 2005 at a base rent of $18,200 per month, provided the sublessee delivers to the Company written notice of its exercise of the option to extend no later than July 31, 2003.

     Future minimum lease payments under this non-cancelable operating lease obligation at October 31, 2002 were as follows:

              YEAR ENDING
              OCTOBER 31,
              -----------
                  2003                                         $    727,028
                  2004                                              941,688
                  2005                                              549,318
                                                               ------------
                       TOTAL                                   $  2,218,034
                                                               ============

     The Company had various operating leases for warehouse upgrades and computer system with Oliver Allen, which required minimum monthly rental payments of $82,908 through January 2004. In August 2002, the Company defaulted on the lease payments and commenced negotiations for a lease payoff. In February 2003, the Company purchased the warehouse upgrades and computer system for $750,000, which was financed by a new bank loan (see
     Note 6). This transaction has been recorded by the Company as of October 31, 2002, and accordingly, an operating lease commitment did not exist with Oliver Allen at that date.

     Total facilities-related rent expense was $741,488, $708,226, and $677,636 for the years ended October 31, 2002, 2001, and 2000, respectively. Lease expense with respect to the warehouse upgrades and computer system was $829,084, $1,221,861, and $1,409,337 for the years ended October 31, 2002,
     2001, and 2000, respectively.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Frame Purchase Agreement
     ------------------------
     In conjunction with the asset acquisition of CDS, the Company entered into a purchase agreement with one of CDS' frame vendors, whereby the Company agreed to purchase the following amounts of eyeglass frames during the periods indicated: (i) $2,400,000 from the closing of the acquisition through July 31, 2000; (ii) $3,000,000 during the 12 months ending July 31, 2001; and (iii) $3,000,000 during the 12 months ending July 31, 2002. The Company did not meet the minimum purchase requirement for the year ended July 31, 2002. In April 2003, the Company paid $2,350,000 to retire all obligations with this frame vendor and terminate this frame purchase agreement (see Note 14).

     Consulting Agreement
     --------------------
     The Company entered into a consulting agreement on June 2, 2000 with a consultant to provide advice and assistance to senior management of the Company. Pursuant to the second amendment dated May 31, 2001, the unsecured consulting obligation is payable in monthly installments of $5,000 through February 2002, $6,000 from March 2002 to February 2003, $7,500 from March 2003 to February 2004, $12,500 from March 2004 to February 2005, $20,000 from March 2005 through March 2007, and the remaining balance of $8,000 in April 2007.

     Total minimum payments under this consulting obligation at October 31, 2002 were as follows:

              YEAR ENDING
              OCTOBER 31,
              -----------
                  2003                                         $     84,000
                  2004                                              130,000
                  2005                                              210,000
                  2006                                              240,000
                  2007                                              108,000
                                                               ------------
                       TOTAL                                   $    772,000
                                                               ============

     Total fees paid for this consulting obligation for the years ended October 31, 2002, 2001, and 2000 amounted to $66,000, $63,000, and $83,000, respectively.

     License Agreements
     ------------------
     The Company has a license agreement with Laura Ashley Limited, which grants the Company certain rights to use the "Laura Ashley" trademarks in connection with the distribution, marketing, and sale of Laura Ashley eyewear products. The license, as amended, automatically renews annually through 2008, so long as the Company is not in breach of the license and generates the required amount of minimum net sales.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     License Agreements (Continued)
     ------------------
     The Company has a license agreement with Hart Schaffner & Marx, which grants the Company certain rights to use the "Hart Schaffner & Marx" trademarks in connection with the distribution, marketing, and sale of Hart Schaffner & Marx eyewear products. The license period extends through December 31, 2002 and may be renewed for three-year terms in perpetuity provided that specified minimum sales are achieved and the Company is not in default under the license agreement. In December 2002, the Company extended its license agreement until December 31, 2005 (see Note 14).

     In July 2002, the Company extended its license agreement with Eddie Bauer, Inc. through December 31, 2005. The license can be renewed for a two-year term provided that specified minimum sales are achieved and the Company is not in material default under the license agreement.

     The Company has a license agreement with Kobra International, which grants the Company rights to use the "Nicole Miller" trademark in connection with the distribution, marketing, and sale of eyewear products. The license period extends until March 31, 2003, provided that specified minimum sales are achieved and the Company is not in material default under the agreement. In December 2002, the Company extended its license agreement until March 31, 2006 (see Note 14).

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

     The Company has a license agreement with bebe stores, inc., which grants the Company certain rights to use the "bebe" trademark in connection with the distribution, marketing, and sale of bebe prescription eyewear products. The license period extends through June 30, 2003, and can be renewed for a three-year term, as defined, provided that specified minimum sales are achieved and the Company is not in material default under the license agreement.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     License Agreements (Continued)
     ------------------
     The Company's license for bebe eyes provides that bebe may terminate the license if the Company is insolvent. Because the Company has a shareholders' deficit, it may be deemed to be insolvent, which would permit bebe to terminate the license. As of April 2003, bebe has not determined the Company to be insolvent.

     Total minimum royalties payable under all of the Company's license agreements at October 31, 2002 were follows:

              YEAR ENDING
              OCTOBER 31,
              -----------
                  2003                                         $  2,132,267
                  2004                                            2,138,121
                  2005                                            2,356,667
                  2006                                            1,143,750
                  2007                                              837,500
                  Thereafter                                        212,500
                                                               ------------
                       TOTAL                                   $  8,820,805
                                                               ============

     Total royalty expense charged to operations for the years ended October 31, 2002, 2001, and 2000 amounted to $2,160,725, $2,286,267, and $3,114,807, respectively.

     In addition to the above minimum royalties payable, the Company is required under certain license agreements to advertise and market license trademark brands as specified in the respective agreements. The Company was in compliance with these minimum advertising and related expense requirements for the years ended October 31, 2002, 2001, and 2000.

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

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Litigation (Continued)
     ----------------------
     In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.


NOTE 8 - SHAREHOLDERS' DEFICIT

     Preferred and Common Stock
     --------------------------
     The Company's Articles of Incorporation authorize 5,000,000 shares of preferred stock, par value $0.001 per share, and 30,000,000 shares of common stock, par value $0.001 per share. The Board of Directors has the authority to issue the authorized and unissued preferred stock in one or more series with such designations, rights, and preferences as may be determined from time to time by the Board of Directors without shareholder approval.

     In September 1998, the Board of Directors authorized the repurchase of up to $1,000,000 of the Company's common stock in the open market. During the year ended October 31, 2000, the Company repurchased 25,500 shares of the Company's common stock at an average price of $3.06 per share for an aggregate amount of $78,032. The Company did not repurchase any shares of the Company's stock during the years ended October 31, 2002 and 2001.

     In December 2001, the Company issued 500,000 shares of its common stock and paid $3,000 to Springer Capital Corporation in satisfaction of the purchase price adjustment relating to the GWO Acquisition. The fair value of the settlement amount, $68,000, had been accrued as a liability at October 31, 2001.

     Stock Options
     -------------
     The Company maintains a stock option plan, whereby a maximum of 800,000 shares of common stock may be issued from time to time to directors, officers, employees, and consultants pursuant to awards such as stock options and restricted stock sales. The plan terminates in 2007. Compensation expense has not been recorded over the respective service periods required of the optionees for existing options because the exercise price was not less than the fair market value of the common stock on the grant dates. Through October 31, 2002, the Company has issued only stock options under the stock option plan.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 8 - SHAREHOLDERS' DEFICIT (CONTINUED)

     Stock Options (Continued)
     -------------
     The following is a summary of stock option activity under the plan:

                                                               WEIGHTED-
                                                               AVERAGE
                                               NUMBER          EXERCISE
                                             OF SHARES          PRICE
                                             ---------         --------
     Outstanding, October 31, 1999             635,500         $   7.92
         Granted                                 1,300         $   4.00
         Canceled                             (107,400)        $   7.46
                                             ---------

     Outstanding, October 31, 2000             529,400         $   8.01
         Canceled                              (71,900)        $   7.63
                                             ---------

     Outstanding, October 31, 2001             457,500         $   8.07
         Canceled                              (90,200)        $   7.92
                                             ---------

         OUTSTANDING, OCTOBER 31, 2002         367,300         $   8.10
                                             =========

         EXERCISABLE, OCTOBER 31, 2002         367,300         $   8.10
                                             =========

     The options have a remaining contractual life of five years at October 31, 2002.

     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be unchanged for the years ended October 31, 2002, 2001, and 2000 as the pro forma amounts would be immaterial.

     Warrants
     --------
     The Company issued to its managing underwriters of its initial public offering in 1997 warrants to purchase 180,000 shares of common stock for $12 per share. The warrants expired on September 16, 2002.

     In connection with the GWO Acquisition, the Company issued warrants to purchase 50,000 shares of common stock for $7.50 per share. The warrants expire on September 10, 2004.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 8 - SHAREHOLDERS' DEFICIT (CONTINUED)

     Warrants (Continued)
     --------
     In January 2002, warrants to purchase 100,000 shares of the Company's common stock held by Coach, a division of Sara Lee Corporation, were canceled 30 days following the termination of the Company's eyewear license with Coach.

     The following is a summary of warrants outstanding:

                                                               WEIGHTED-
                                                               AVERAGE
                                               NUMBER          EXERCISE
                                             OF SHARES          PRICE
                                             ---------         --------
     Outstanding, October 31, 1999             230,000         $  11.02
         Granted                               100,000         $   8.00
                                             ---------

     Outstanding, October 31, 2000             330,000         $  10.11
         Canceled                             (100,000)        $   8.00
                                             ---------

     Outstanding, October 31, 2001             230,000         $  11.02
         Canceled                             (180,000)        $  12.00
                                             ---------

         OUTSTANDING, OCTOBER 31, 2002          50,000         $   7.50
                                             =========

         EXERCISABLE, OCTOBER 31, 2002          50,000         $   7.50
                                             =========

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 9 - INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of October 31, 2002 and 2001 consisted of the following:

                                                    2002              2001
                                                ------------      ------------
     Deferred tax assets
         Allowance for doubtful accounts        $    229,000      $    230,000
         Capitalization of inventory costs           125,000           203,000
         Inventory reserve                         1,199,000           980,000
         Sales returns reserve                       479,000           123,000
         Excess of tax basis of property
           and equipment over book basis           2,408,000         2,388,000
         Net operating loss carryforward           5,842,000         4,229,000
         Other                                       107,000           131,000
         Valuation allowance                      (9,802,000)       (7,294,000)
                                                ------------      ------------
              Total deferred tax assets              587,000           990,000

     Deferred tax liability
         State taxes                                (587,000)         (990,000)
                                                ------------      ------------
                  NET DEFERRED TAXES            $         --      $         --
                                                ============      ============

     The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended October 31, 2002, 2001, and 2000:

                                  2002              2001              2000
                              ------------      ------------      ------------
     Current
       Federal                $     (4,256)     $   (110,000)     $ (1,200,797)
       State                         3,269           136,902               800
                              ------------      ------------      ------------

                                      (987)           26,902        (1,199,997)
                              ------------      ------------      ------------
     Deferred
       Federal                          --                --           428,000
       State                            --                --                --
                              ------------      ------------      ------------

                                        --                --           428,000
                              ------------      ------------      ------------
         TOTAL                $       (987)     $     26,902      $   (771,997)
                              ============      ============      ============

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 9 - INCOME TAXES (CONTINUED)

     A reconciliation of the provision for (benefit from) income taxes and the amount computed by applying the federal statutory rate to loss before benefit for income taxes is as follows:

                                         2002           2001           2000
                                     ------------   ------------   ------------
     Computed income tax benefit
       at federal statutory rate     $ (1,399,643)  $ (4,542,538)  $ (3,486,944)
     Increase (decrease) resulting
       from State income taxes           (149,282)      (529,072)           800
       Permanent items                      3,877         40,664        119,700
       Change in valuation allowance    1,516,000      5,037,000      2,528,000
       Other, net                          28,061         20,848         66,447
                                     ------------   ------------   ------------
         TOTAL                       $       (987)  $     26,902   $   (771,997)
                                     ============   ============   ============

     As of October 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $14,500,000 and $8,500,000, respectively. The net operating loss carryforwards expire through 2022. The utilization of net operating loss carryforwards may be limited due to the ownership change, which occurred in April 2003, under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE 10 - EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, and may elect to separately contribute up to 100% of their annual bonus, if any, to the plan. The Company may also elect to make discretionary contributions. For the years ended October 31, 2002, 2001, and 2000, the Company made matching contributions to the plan in the amounts of $9,799, $157,996, and $282,589, respectively.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 11 - FOREIGN OPERATIONS

     The Company operates a branch in Belgium. The following is a summary of the Company's foreign operations:

                                         2002           2001
                                     ------------   ------------
     Balance Sheet
       Identifiable assets           $  1,376,455   $  2,034,302


                                         2002           2001           2000
                                     ------------   ------------   ------------
     Statement of operations
       Net sales                     $  2,046,195   $  2,441,946   $  1,675,531
       Net income (loss)             $   (506,083)  $     53,559   $    (62,850)


     In addition, the Company's United States' operations conducted business with foreign countries. During the years ended October 31, 2002, 2001, and 2000, such net sales amounted to $1,291,565, $2,168,744, and $3,499,680, respectively.


NOTE 12 - QUARTERLY INFORMATION (UNAUDITED)

     The following tables represent the Company's quarterly data for the years ended October 31, 2002, 2001, and 2000:

                                                                2002
                        ------------------------------------------------------------------------------------
                            FIRST            SECOND             THIRD            FOURTH
                           QUARTER           QUARTER           QUARTER           QUARTER            TOTAL
                        ------------      ------------      ------------      ------------      ------------
     Net sales          $  8,521,661      $  8,806,211      $  8,188,296      $  7,605,263      $ 33,121,431
     Gross profit       $  5,187,248      $  4,869,441      $  4,522,362      $  3,074,115      $ 17,653,166
     Net loss           $   (390,643)     $   (780,291)     $   (777,077)     $ (2,167,598)     $ (4,115,609)
     Loss per share     $      (0.07)     $      (0.14)     $      (0.14)     $      (0.40)     $      (0.75)


                                                                2001
                        ------------------------------------------------------------------------------------
                            FIRST            SECOND             THIRD            FOURTH
                           QUARTER           QUARTER           QUARTER           QUARTER            TOTAL
                        ------------      ------------      ------------      ------------      ------------
     Net sales          $ 10,889,044      $ 11,470,364      $ 11,821,152      $  9,211,462      $ 43,392,022
     Gross profit       $  7,128,081      $  7,042,041      $  7,164,518      $    585,029      $ 21,919,669
     Net income (loss)  $    103,823      $    229,031      $    153,800      $(13,873,962)     $(13,387,308)
     Earnings (loss)
       per share        $       0.02      $       0.04      $       0.03      $      (2.74)     $      (2.65)


                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 12 - QUARTERLY INFORMATION (UNAUDITED) (CONTINUED)



                                                                2000
                        ------------------------------------------------------------------------------------
                            FIRST            SECOND             THIRD            FOURTH
                           QUARTER           QUARTER           QUARTER           QUARTER            TOTAL
                        ------------      ------------      ------------      ------------      ------------
     Net sales          $ 12,003,409      $ 12,389,749      $ 17,441,961      $ 10,096,947      $ 51,932,066
     Gross profit       $  7,195,961      $  7,331,313      $ 10,366,029      $  5,613,885      $ 30,507,188
     Net loss           $   (252,258)     $ (2,468,978)     $ (1,017,567)     $ (5,744,918)     $ (9,483,721)
     Loss per
       share            $      (0.05)     $      (0.49)     $      (0.20)     $      (1.13)     $      (1.87)



NOTE 13 - FOURTH QUARTER ADJUSTMENTS

     2002
     ----
     During the fourth quarter of the fiscal year ended October 31, 2002, the
     Company:

     o increased its allowance for doubtful accounts by $285,018 after re-evaluating the recoverability of accounts receivable from its international and 365-day credit period customers

     o increased its reserve for obsolete inventory by $659,161 after re-evaluating the net realizable value of slow moving inventory held at the Company's main warehouse and in Belgium

     o wrote down inventory held at October 31, 2002 that had been returned by customers by $840,965 to $754,569

     o    entered into the lease payoff with Oliver Allen (see Note 7)

     The effects of the adjustments were significant factors for the fourth quarter loss.

     2001
     ----
     Signature's turnaround strategy for fiscal 2001 was in the final implementation stages and the Company was profitable through August 2001. The tragic events of September 2001 caused the Company to lose 10 days of sales due to the suspension of all outgoing and incoming shipments. That loss in sales resulted in the Company losing over $4 million in gross sales while creating a higher return rate due to the uncertain future retail environment. The speed in which the decline in sales occurred did not permit the Company any time to respond. The high level of retailer returns coupled with the seasonally slow winter months and the lack of ability to sell down slow moving frames during this period caused the Company to experience an unexpected shock loss.

     In addition, noncash transactions to write down inventory and increase the reserve for obsolescence for $3,277,000, write down point of purchase inventory for $661,000 and asset impairment charges of $4,891,000 were also significant factors for the fourth quarter loss.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 14 - SUBSEQUENT EVENTS

     Note Payable to Lessor of the Company's Principal Offices and Warehouse
     -----------------------------------------------------------------------
     In November 2002, the Company executed an unsecured promissory note for $89,405 with the lessor of the Company's principal offices and warehouse. This amount consisted of amounts related to the base rent and common area operating expenses payable per the operating lease due October 1, 2002 and the October payment of principal and interest with respect to the $240,000 unsecured promissory note dated June 23, 1998. Late charges and other penalties totaling $12,761 owed by the Company with respect to the October rent were forgiven. The promissory note bears interest at 8% per annum and is repayable in 26 equal monthly installments of $3,757 each beginning April 1, 2003 and ending May 1, 2005. This promissory note was recorded as of October 31, 2002 in long-term debt (see Note 6).

     Settlement Agreement and General Release with CDS
     -------------------------------------------------
     In January 2003, the Company entered into a settlement agreement with CDS and the sole shareholder of CDS, settling all remaining obligations between the parties emanating from the Company's purchase of all of the assets of CDS in 1999. The remaining obligations included those under a consulting agreement with the sole shareholder of CDS for $104,876 at October 31, 2002 (see Note 6) and the promissory note given as part of the purchase price for $938,258 at October 31, 2002 (see Note 6). In the settlement, the Company paid $500,000 to CDS and the sole shareholder of CDS, and the parties executed a mutual general release. This transaction will result in the Company recording a gain of $543,134 in the statement of operations for the year ended October 31, 2003.

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

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

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

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

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

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

     Retirement of Obligations to Frame Vendor (Continued)
     -----------------------------------------
     The amounts retired, which at October 31, 2002 amounted to $2,324,090, $3,207,291, and $409,699 and were included in accounts payable - trade, long-term debt, and accrued interest, which is included in accrued expenses and other current liabilities, respectively, were partly assumed in connection with the Company's acquisition of CDS in 1999. This transaction will result in the Company recording a gain of approximately $3,500,000 in the statement of operations for the year ended October 31, 2003.

     Reduction in Trade Payables
     ---------------------------
     In April 2003, the Company used a portion of the proceeds from the Bluebird credit facility to retire approximately $775,000 of trade payables for an aggregate payment of approximately $327,000. At October 31, 2002, the amount included in accounts payable - trade for these trade payables was approximately $840,000.

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

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

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

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2002
================================================================================


NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

     License Agreements (Continued)
     ------------------
     In December 2002, the Company extended its license agreement with Nicole Miller until March 31, 2006. Under the terms of the extension agreement, the Company will have the option to renew the license agreement for an additional term of three years, if and only if (i) the Company is in compliance with the terms and conditions of the license agreement at the time of this extension and on March 31, 2006 and (ii) the Company pays the guaranteed minimum royalty for each of the three years ended March 31, 2006.

                          INDEPENDENT AUDITOR'S REPORT
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Signature Eyewear, Inc. and subsidiary


Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ Singer Lewak Greenbaum & Goldstein LLP
-----------------------------------------------

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 15, 2003

INDEPENDENT AUDITORS' REPORT ON SCHEDULE



Board of Directors
Signature Eyewear, Inc. and Subsidiary

In connection with our audit of the consolidated financial statements of Signature Eyewear, Inc. and Subsidiary referred to in our report dated April 5, 2002 (except for Note 7, which is as of July 30, 2002), which is included in this Form 10-K, we have also audited Schedule II as of and for the years ended October 31, 2001 and 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Altschuler, Melvoin and Glasser LLP
-----------------------------------------------

ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
April 5, 2002

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================

                                                           ADDITIONS       ADDITIONS
                                            BALANCE,      (DEDUCTIONS)    (DEDUCTIONS)      BALANCE,
                                           BEGINNING        CHARGE TO         FROM            END
                                            OF YEAR        OPERATIONS        RESERVE        OF YEAR
                                          ------------    ------------    ------------    ------------
     ALLOWANCE FOR DOUBTFUL ACCOUNTS

           October 31, 2002               $   574,096     $   432,224     $  (462,436)     $   543,884
                                          ===========     ===========     ===========      ===========
           October 31, 2001               $   314,839     $   434,090     $  (174,833)     $   574,096
                                          ===========     ===========     ===========      ===========
           October 31, 2000               $   198,363     $   264,835     $  (148,359)     $   314,839
                                          ===========     ===========     ===========      ===========

     RESERVES FOR OBSOLETE INVENTORIES

           October 31, 2002               $ 2,450,000     $ 2,066,213     $(1,716,273)     $ 2,799,940
                                          ===========     ===========     ===========      ===========
           October 31, 2001               $   511,004     $ 2,973,202     $(1,034,206)     $ 2,450,000
                                          ===========     ===========     ===========      ===========
           October 31, 2000               $    73,368     $   437,636     $      --        $   511,004
                                          ===========     ===========     ===========      ===========

     VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

           October 31, 2002               $ 8,284,000     $ 1,516,000     $      --        $ 9,800,000
                                          ===========     ===========     ===========      ===========
           October 31, 2001               $ 3,247,000     $ 5,037,000     $      --        $ 8,284,000
                                          ===========     ===========     ===========      ===========
           October 31, 2000               $      --       $ 3,247,000     $      --        $ 3,247,000
                                          ===========     ===========     ===========      ===========

     RESERVES FOR CUSTOMER RETURNS

           October 31, 2002               $   307,500     $ 1,978,500     $      --        $ 2,286,000
                                          ===========     ===========     ===========      ===========
           October 31, 2001               $   285,000     $    22,500     $      --        $   307,500
                                          ===========     ===========     ===========      ===========
           October 31, 2000               $      --       $   285,000     $      --        $   285,000
                                          ===========     ===========     ===========      ===========

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Altschuler, Melvoin and Glasser LLP of California ("AM&G of California") resigned as the Company's independent auditors as of October 18, 2002 (the date the audit for fiscal 2001 was completed), due to the fact that it has determined that it would no longer audit public companies through its Los Angeles office because of the departure of the firm's partner in charge of audits of companies required to file periodic reports with the Securities and Exchange Commission. As a result of that partner's departure, AM&G of California will no longer be acting as independent auditors for reporting companies.

            During the Company's fiscal years ended October 31, 2000 and 2001, and the period commencing November 1, 2001 through October 18, 2002: (i) the Company had no disagreements with AM&G of California, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of AM&G of California, would have caused it to make reference to the subject matter of the disagreement in connection with its report; and (ii) AM&G of California did not advise the Company of any of the events requiring reporting under Item 304(a)(iv)(B) of Regulation S-K.

            AM&G of California's report on the financial statements of the Company for the year ended October 31, 2000 did not contain an adverse opinion or disclaimer of opinion and was not modified as to audit scope or accounting principles. AM&G of California's report on the financial statements of the Company for the fiscal year ended October 31, 2001 contained a going concern modification.

            On October 16, 2002, the Company engaged Singer, Lewak, Greenbaum & Goldstein, LLP ("SLGG") to audit its financial statements for the year ended October 31, 2002. This decision was approved by the Company's Board of Directors. Prior to such engagement, the Company did not consult with SLGG regarding the application of accounting principles to a specific, completed or contemplated transaction, or the type of audit opinion that might be rendered on its financial statements.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth certain information with respect to the directors and executive officers of the Company as of June 30, 2003:

       NAME             AGE            POSITION                             PRINCIPAL OCCUPATION
------------------------------------------------------------------------------------------------------------------------
Richard M. Torre         57      Chairman of the Board     Mr. Torre has served as Chairman of the Board since April
                                                           2003. For more than the past 19 years he has owned and
                                                           operated Dartmouth Associates, a merchant and investment
                                                           bank. From January 2001 through June 2002, he was Chairman of Global Vantage Securities, Inc., a broker-dealer, and for the two years prior to that he was Chairman of its affiliate investment bank Global Vantage Ltd. From 1995 through 1998 he was Chairman of Global Capital Markets, Inc., an
                                                           investment banking firm. Mr. Torre currently is also
                                                           Chairman of Exceed Capital Holdings Ltd.

Edward Meltzer           68             Director           Mr. Meltzer joined the Board in April 2003. He has been the
                                                           President of Elanday Equities, Inc., an exporter of various products, since 1987.

Drew Miller              44             Director           Mr. Miller joined the Board in May 2003. He has been the
                                                           President of Heartland Consulting Group since 1994, and has been the President of Global Vantage Securities and its
                                                           successor H. Roark Securities Corporation since 2001.

Ted Pasternack           61             Director           Mr. Pasternack joined the Board in April 2002. He is a
                                                           certified public accountant who for more than the past five years has been a financial consultant through Betafam, Inc., a corporation wholly owned by him, for the legal profession.

Michael Prince           54             Director           Mr. Prince joined the Company in 1993 and has served as the
                                Chief Executive Officer    Chief Financial Officer and as a Director of the Company
                                Chief Financial Officer    since March 1994, and as Chief Executive Officer since April
                                                           2003. For more than 14 years before joining the Company, Mr.
                                                           Prince's primary occupation was as a principal with Prince &
                                                           Co., a business consulting firm that he owned.

Robert M. Fried          58     Senior Vice President-     Mr. Fried has served as the Company's chief marketing
                                      Marketing            executive since joining the Company in 1990. In 1995, he was appointed the Company's Senior Vice President of Marketing.
                                                           Before joining the Company in 1990, Mr. Fried served in
                                                           various executive marketing positions at Motorola, Quasar
                                                           Electronics, Rockwell International, Starcraft Leisure
                                                           Products, Marantz Stereo Company, Nautilus Fitness, Inc. and
                                                           Hansen Foods.

       NAME             AGE            POSITION                             PRINCIPAL OCCUPATION
------------------------------------------------------------------------------------------------------------------------
Robert A. Zeichick       52          Senior Vice           Mr. Zeichick has served as the Company's chief advertising
                                President-Advertising      and promotion executive since joining the Company in
                                                           November 1990. In 1995, he was appointed the Company's Vice
                                                           President of Advertising and Sales Promotion, and in 2003
                                                           was promoted to Senior Vice President--Advertising. From
                                                           1988 until joining the Company in 1990, Mr. Zeichick served as Vice President of Advertising and Sales Promotion at
                                                           Nautilus Fitness, Inc. and Hansen Foods. Mr. Zeichick worked as an independent advertising consultant from 1984 until
                                                           1988 and worked on such brand names as Applause, Walt Disney
                                                           Home Video and Marantz.

Kevin D. Seifert         40    Vice President-Operations   Mr. Seifert joined the Company in 1998 and has served as
                                                           Vice President of Operations since 1999. He was appointed to the Management Executive Committee of the Company in April
                                                           2003.

Marie Welsch             44    Vice President-Corporate    Ms. Welsch joined the Company in 1998 and has served as Vice
                                       Accounts            President of Corporate Accounts since 2000. She was
                                                           appointed to the Management Executive Committee of the
                                                           Company in April 2003.

Sheptanya Page           39       Director of Human        Ms. Page joined the Company as Manager of Human Resources in
                                      Resources            1999 and was promoted to Director of Human Resources in
                                                           2000. She was appointed to the Management Executive
                                                           Committee of the Company in April 2003. From 1992 to 1999
                                                           she was Corporate Human Resources Manager for Authentic
                                                           Fitness Corporation.

ITEM 11--EXECUTIVE COMPENSATION

            The following table sets forth, as to the Chief Executive Officer and as to each of the other persons serving as executive officers as of October 31, 2002 whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 LONG TERM
                                                                                                COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
                                            FISCAL YEAR
                                               ENDED           ANNUAL COMPENSATION          NUMBER OF SECURITIES        ALL OTHER
     NAME AND PRINCIPAL POSITION            OCTOBER 31,       SALARY           BONUS         UNDERLYING OPTIONS      COMPENSATION(1)
------------------------------------------------------------------------------------------------------------------------------------
Bernard L. Weiss (2)                           2002          $ 48,000            --                   --                  $23,273
 Chief Executive Officer                       2001           230,000            --                   --                   29,445
                                               2000           230,000            --                   --                    4,932
------------------------------------------------------------------------------------------------------------------------------------
Michael Prince                                 2002          $215,500            --                   --                  $25,825
 Chief Financial Officer                       2001           215,000            --                   --                   25,987
                                               2000           215,000         $25,000               $9,000                  4,939
------------------------------------------------------------------------------------------------------------------------------------
Robert M. Fried                                2002          $215,000            --                   --                  $27,486
 Senior Vice President-Marketing               2001           215,000            --                   --                   25,825
                                               2000           215,000         $25,000               $9,000                  5,100
------------------------------------------------------------------------------------------------------------------------------------
Robert A. Zeichick                             2002          $215,000            --                   --                  $27,478
 Vice President-Advertising and Sales          2001           215,000            --                   --                   26,180
 Promotion                                     2000           215,000         $25,000               $9,000                  4,745
------------------------------------------------------------------------------------------------------------------------------------
Seth Weiss(2)                                  2002          $150,000            --                   --                   $4,350
 Executive Vice President                      2001           130,000            --                   --                    4,089
------------------------------------------------------------------------------------------------------------------------------------

     (1) Includes: (i) Company contribution to 401(k) Plan; and (ii) cash-out of a portion of unused vacation at approximately 60% of accrued amount due to Company's request to limit vacation during the period.
     (2)   Resigned in April 2003.

OPTION GRANTS IN LAST FISCAL YEAR

            There were no option grants to Named Executive Officers in fiscal 2002.

STOCK OPTIONS HELD AT FISCAL YEAR END

            The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at October 31, 2002 and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock as reported by Nasdaq on October 31, 2002 ($0.35 per share). No Named Executive Officer exercised any stock options during fiscal 2002.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                          NUMBER OF SECURITIES
                          UNDERLYING UNEXECUTED          VALUE OF UNEXERCISED
                               OPTIONS AT                IN-THE-MONEY OPTIONS
                            OCTOBER 31, 2002             AT OCTOBER 31, 2002
NAME                  EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----
Bernard L. Weiss         12,000           0             $ 0             $ 0
Michael Prince           44,000           0               0               0
Robert M. Fried          44,000           0               0               0
Robert A. Zeichick       44,000           0               0               0
Seth Weiss               31,700           0               0               0


EMPLOYMENT AGREEMENTS

            Michael Prince, Robert Fried and Robert Zeichick have each entered into an employment agreement with Signature. Mr. Prince's employment agreement was revised and restated when he was appointed Chief Executive Officer in April 2003. Under the revised employment agreement, he receives salary of $240,000 per year, subject to annual review for increase. He also received 420,000 shares of Common Stock, of which he must forfeit 210,00 shares if Signature has not achieved positive net income from ordinary operations in at least one fiscal year in the period 2003 to 2006, and must forfeit an additional 210,000 shares if Signature does not have net income from ordinary operations of at least $250,000 in at least one of the three fiscal years following the fiscal year it achieves positive net income. If prior to March 31, 2008 Mr. Prince's employment is terminated without cause or he terminates his employment for "good reason":
(i) he will be entitled to a lump sum payment of all salary to which he would have been entitled under the employment agreement from the date of termination through March 31, 2008; and (ii) any of the 420,000 shares which have not vested will vest and be free of the risk of forfeiture.

            Under their employment agreements, Messrs. Fried and Zeichick presently have salaries of $215,000. If Mr. Fried's or Mr. Zeichick's employment is terminated without cause or he terminates his employment following an adverse event, he will continue to receive salary and benefits for one year following termination. The employment agreements define an "adverse event" to include the occurrence of any of the following, without the prior written consent of the executive officer: (i) the executive's demotion as evidenced by the loss of the executive officer's title, (ii) a significant diminution of the executive's on-going duties and responsibilities, (iii) the relocation of the Company's principal executive offices outside the Los Angeles metropolitan area, or (iv) the Company requiring the executive to relocate to an office outside the Los Angeles metropolitan area for a period exceeding three months in any calendar year.

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

COMPENSATION OF DIRECTORS

            In fiscal 2002, the Company compensated paid its sole outside director a retainer of $8,000.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table provides information as of the record date regarding the Common Stock and Series A Convertible 2% Preferred Stock ("Series A Preferred") owned by: (i) each person the Company knows to beneficially own more than 5% of the outstanding Common Stock or Series A Preferred; (ii) each of the Company's directors; (iii) each of the Company's executive officers named in the Summary Compensation Table included in this Proxy Statement; and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, to our knowledge each person identified in the table has sole voting and investment power with respect to the shares shown as beneficially owned.

                                     NUMBER OF SHARES OF
       NAME AND ADDRESS OF              COMMON STOCK                            NUMBER OF SHARES OF    PERCENT OF
       BENEFICIAL OWNER(1)           BENEFICIALLY OWNED     PERCENT OF CLASS    SERIES A PREFERRED       CLASS
---------------------------------    -------------------    ----------------    -------------------    ----------
Edward Meltzer                                  --                 --                    --                 --

Drew Miller                                     --                 --                    --                 --

Ted Pasternack                               7,400                 0.1                   --                 --

Michael Prince                           1,039,878(2)             17.3                   --                 --

Richard M. Torre                         1,600,000                26.6                   --                 --

Robert M. Fried                            222,599(3)              3.7                   --                 --

Robert A. Zeichick                         223,689(4)              3.7                   --                 --

Kevin D. Seifert                            37,844(5)              0.6                   --                 --

Marie Welsch                                34,200(6)              0.6                   --                 --

Sheptanya Page                               2,000(7)              --                    --                 --

Craig Springer                             700,000(8)             11.4                   --                 --

Bluebird Finance Limited                        --                 --               1,200,000               100%
Box 957, Road Town, Tortola
British Virgin Islands

All directors and executive              3,145,997(9)             51.7                   --                 --
officers as a group (10 persons)

-----------------------
(1) The business address of each director and executive officer (each person identified in the table other than Bluebird Finance Limited) is c/o Signature Eyewear, Inc., 498 North Oak Street, Inglewood, CA 90302.
(2)    Includes 44,000 shares which may be acquired upon exercise of options.

(3)    Includes 44,000 shares which may be acquired upon exercise of options.

(4)    Includes 44,000 shares which may be acquired upon exercise of options.

(5)    Includes 9,500 shares which may be acquired upon exercise of options.

(6)    Includes 9,300 shares which may be acquired upon exercise of options.

(7)    Includes 2,000 shares which may be acquired upon exercise of options.

(8) Includes (i) 550,000 shares owned by Springer Capital Corporation, a corporation owned by Mr. Springer; (ii) 50,000 shares issuable upon exercise of warrants owned by Springer Capital Corporation; and (iii) 100,000 shares issuable upon exercise of warrants owned by Home Loan and Investment Company; Mr. Springer may be deemed to share voting and investment power with respect to these shares by virtue of being a director, officer and shareholder of that corporation.

(9) Includes 152,800 shares which may be acquired upon exercise of options and warrants as described in footnotes (2) through (7).

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and 10% shareholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of Common Stock and to provide us with copies of the reports. The Company believes that all of these persons filed all required reports on a timely basis in 2002.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In April 2003, as part of its recapitalization, the Company paid $2,475,000 to Dartmouth Commerce of Manhattan, Inc. ("Dartmouth") to retire its obligations to a frame vendor in the aggregate amount of approximately $5.8 million (some of which obligations were assumed in connection with the Company's acquisition of California Design Studio, Inc. in 1999). Dartmouth had purchased this obligation from the frame vendor for $2,350,000. Dartmouth is owned by Richard M. Torre, who became the Chairman of the Board and largest shareholder of the Company in the recapitalization.

            In April 2003, as part of its recapitalization, the Company obtained a credit facility from Home Loan and Investment Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events." Craig Springer, a director, officer and shareholder of Home Loan and Investment Company, owns, through his wholly owned corporation, Springer Capital Corporation, in excess of 5% of the Common Stock of the Company.

ITEM 14--CONTROLS AND PROCEDURES

            The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer believes that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this annual report has been made known to them in a timely manner.

            During the year ended October 31, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                                    PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of Report:

1. Financial Statements:

   Independent Auditor's Reports

   Consolidated Balance Sheets at October 31, 2001 and 2002

   Consolidated Statements of Operations for the years ended October 31, 2000, 2001 and 2002

   Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 2000, 2001 and 2002

   Consolidated Statements of Cash Flows for the years ended October 31, 2000, 2001 and 2002

2. Financial Statement Schedules:

   Schedule II--Valuation and Qualifying Accounts

3. Exhibits:

   See attached Exhibit List

(b) Reports on Form 8-K:

   8-K dated October 16, 2002 (Item 4)

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

       Signature                        Title                        Date

/s/ Michael Prince             Chief Executive Officer,          August 11, 2003
-------------------------      Chief Financial Officer and
Michael Prince                 Director (Principal Financial
                               and Accounting Officer)

/s/ Edward Meltzer             Director                          August 11, 2003
-------------------------
Edward Meltzer

/s/ Drew Miller                Director                          August 11, 2003
-------------------------
Drew Miller

/s/ Ted Pasternack             Director                          August 11, 2003
-------------------------
Ted Pasternack

/s/ Richard M. Torre           Chairman of the Board             August 11, 2003
-------------------------
Richard M. Torre

                                  EXHIBIT INDEX

Exhibit
Number              Exhibit Description
-------             -------------------

3.1 Restated Articles of Incorporation of Signature Eyewear, Inc. ("Signature"). Incorporated by reference to Exhibit 3.1 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended. Certificate of Determination of Series A 2% Convertible Preferred Stock of Signature Eyewear, Inc., filed April 21, 2003 with the California Secretary of State.(1)

3.2       Amended and Restated Bylaws of Signature. Incorporated by reference to
          Exhibit 3.2 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

4.1 Specimen Stock Certificate for Common Stock. Incorporated by reference to Exhibit 4.1 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

4.2       Specimen Stock Certificate for Series A 2% Convertible Preferred
          Stock. (1)

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

10.5 License Agreement, dated May 28, 1991, between Laura Ashley Manufacturing B.V. and Signature, as amended August 2, 1993, May 31, 1994, January 30, 1995, August 21, 1995, October 4, 2000. Incorporated by reference to Exhibit 10.5 of Signature's Annual Report on Form 10-K for the year ended October 31, 2001. Further Amending Agreement dated December 18, 2002. Letter Amendment dated as of April 14, 2003. (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment and an additional request for Confidential Treatment.)

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

10.7 Accounts Receivable and Inventory Loan Agreement dated June 26, 2000 between Signature and City National Bank; Forbearance Agreement dated December 18, 2000; Amendment to Forbearance Agreement dated February 28, 2001; and Second Amendment to Forbearance Agreement dated May 1, 2001. Third Amendment to Forbearance Agreement dated June 8, 2001; Fourth Amendment to Forbearance Agreement dated August 22, 2001; Fifth Amendment to Forbearance Agreement dated October 22, 2001; Sixth Amendment to Forbearance Agreement dated December 14, 2001; Superseding Sixth Amendment to Forbearance Agreement dated January 28, 2002; Seventh Amendment to Forbearance Agreement dated March 15, 2002; Eighth Amendment to Forbearance Agreement dated March 26, 2002; Ninth Amendment to Forbearance Agreement dated April 12, 2002; Tenth Amendment to Forbearance Agreement dated May 31, 2002; and Eleventh Amendment to Forbearance Agreement dated July 8, 2002. Incorporated by reference to Exhibit 10.7 of Signature's Annual Report on Form 10-K for the year ended October 31, 2001.

10.8 Employment Agreement dated April 23, 2003 between the Signature and Michael Prince.

10.9 Employment Agreement between the Signature and Robert Fried. Incorporated by reference to Exhibit 10.11 of Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

10.10 Employment Agreement between the Signature and Robert Zeichick. Incorporated by reference to Exhibit 10.12 of Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

10.11 License Agreement, dated June 24, 1997, between Eddie Bauer, Inc. and the Signature and First Addendum to License Agreement. Incorporated by reference to Exhibit 10.15 to Signature's Form S-1 (SEC Registration No. 333-30017 and Exhibit 10.2 to Signature's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999. Second Addendum to License Agreement dated July 30, 2002. Acknowledgement of Assignment dated as of January 1, 2003. (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment and an additional request for Confidential Treatment.)

10.12 Master Lease dated as of March 1, 1999 between Oliver-Allen Corporation and Signature; 9/6/01 Restructure Agreement dated September 6, 2001 by and among Oliver-Allen Corporation, Wells Fargo Equipment Finance Company Inc. and Signature; and First Amended and Restated Lease Payment Restructure Agreement dated as of September 17, 2002 by and among Wells Fargo Equipment Finance Company, Oliver-Allen Corporation and Signature. Incorporated by reference to Exhibit 10.14 of Signature's Annual Report on Form 10-K for the year ended October 31, 2001.

10.13 Third Amended Revised and Restated Secured Promissory Note dated as of June 23, 1999 issued by Signature in favor of California Design Studio, Inc. in the original principal amount of $1,250,000. Incorporated by reference to Exhibit 10.15 of Signature's Annual Report on Form 10-K for the year ended October 31, 2001.

10.14 Agreement dated April 21, 2003: US $4,150,000 Credit Facility for Signature Eyewear, Inc. provided by Bluebird Finance Limited; Security Agreement dated April 21, 2003 between Signature Eyewear, Inc. as Debtor and Bluebird Finance Limited as Secured Party.(1)

10.15 Stock Purchase Agreement dated April 21, 2003 between Bluebird Finance Limited and Signature Eyewear, Inc.(1)

10.16 Loan and Security Agreement, dated April 21, 2003, between Signature Eyewear, Inc. and Home Loan and Investment Company; Revolving Credit Promissory Note, dated April 21, 2003, in the principal amount of $500,000; Promissory Note, dated April 21, 2003, in the principal amount of $3,000,000.(1)

10.17 Subordination Agreement, dated April 21, 2003, among Bluebird Finance Limited, Signature Eyewear, Inc. and Home Loan and Investment Company. (1)

10.18 100,000 Warrants, dated April 21, 2003, issued to Home Loan and Investment Company. (1)

10.19 Consulting Agreement dated as of April 1, 2003 between Signature Eyewear, Inc. and Dartmouth Commerce of Manhattan, Inc.

23.1      Consent of Altschuler, Melvoin and Glasser LLP

23.2      Consent of Singer Lewak Greenbaum & Goldstein LLP

31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------
(1) Incorporated by reference from Form 8-K dated April 28, 2003.