Form 10-Q
period 2003-01-31
SIGNATURE EYEWEAR INC
filed 2003-08-28
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended January 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.


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

                                 Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,976,889 shares issued and outstanding as of June 30, 2003.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION                                            PAGE
                                                                           ----
Item 1    Financial Statements                                               3

          Consolidated Balance Sheets                                       3-4

          Consolidated Statements of Operations                              5

          Consolidated Statements of Cash Flows                             6-7

          Notes to the Consolidated Financial Statements                     8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               20

Item 3    Quantitative and Qualitative Disclosures about Market Risk        28

PART II   OTHER INFORMATION

Item 3    Defaults Upon Senior Securities                                   29

Item 6    Exhibits and Reports on Form 8-K                                  29

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                         SIGNATURE EYEWEAR, INC.
                                                                 BALANCE SHEETS
                              January 31, 2003 (unaudited) and October 31, 2002
--------------------------------------------------------------------------------

                                     ASSETS

                                                      January 31,   October 31,
                                                          2003          2002
                                                      -----------   -----------
                                                      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents, including restricted
    cash of $127,946 (unaudited) and $127,946         $   328,696   $ 1,077,388
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $547,691 (unaudited)
    and $543,884                                        3,672,598     3,142,949
  Inventories, net of reserves for obsolete
    inventories of $2,598,374 (unaudited) and
    $2,799,940                                          4,602,632     5,514,702
  Income taxes refundable                                   2,704         2,704
  Promotional products and materials                       65,282        87,912
  Prepaid expenses and other current assets                 8,448        49,862
                                                      -----------   -----------
         Total current assets                           8,680,360     9,875,517

PROPERTY AND EQUIPMENT, net                             1,664,855     1,825,085
TRADEMARK, net of accumulated amortization of
  $16,882 (unaudited) and $16,882                         130,897       130,897
DEPOSITS AND OTHER ASSETS                                 113,837       112,706
                                                      -----------   -----------

         TOTAL ASSETS                                 $10,589,949   $11,944,205
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements

                                                         SIGNATURE EYEWEAR, INC.
                                                                 BALANCE SHEETS
                              January 31, 2003 (unaudited) and October 31, 2002
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                      January 31,   October 31,
                                                          2003          2002
                                                      -----------   -----------
                                                      (unaudited)
CURRENT LIABILITIES
  Accounts payable - trade                            $ 6,595,990   $ 7,108,449
  Accrued expenses and other current liabilities        1,562,166     1,980,003
  Reserve for customer returns                          2,497,273     2,286,934
  Line of credit                                        2,147,895     2,317,134
  Current portion of long-term debt                     5,376,421     5,533,149
                                                      -----------   -----------

     Total current liabilities                         18,179,745    19,225,669

LONG-TERM DEBT, net of current portion                  1,620,013     1,714,981
                                                      -----------   -----------

         Total liabilities                             19,799,758    20,940,650
                                                      -----------   -----------

COMMITMENTS

SHAREHOLDERS' DEFICIT
  Preferred stock, $0.001 par value
    5,000,000 shares authorized
    0 (unaudited) and 0 shares issued and
    outstanding                                               --            --
  Common stock, $0.001 par value
    30,000,000 shares authorized
    5,556,889 (unaudited) and 5,556,889 shares
      issued and outstanding                                5,557         5,557
  Additional paid-in capital                           14,432,621    14,432,621
  Accumulated deficit                                 (23,647,987)  (23,434,623)
                                                      -----------   -----------

     Total shareholders' deficit                       (9,209,809)   (8,996,445)
                                                      -----------   -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $10,589,949   $11,944,205
                                                      ===========   ===========

    The accompanying notes are an integral part of these financial statements

                                                         SIGNATURE EYEWEAR, INC.
                                                       STATEMENTS OF OPERATIONS
               For the Three Months Ended January 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


                                                          2003          2002
                                                      -----------   -----------
                                                      (unaudited)   (unaudited)

NET SALES                                             $ 7,243,119   $ 8,521,661

COST OF SALES                                           2,910,502     3,334,413
                                                      -----------   -----------

GROSS PROFIT                                            4,332,617     5,187,248
                                                      -----------   -----------

OPERATING EXPENSES
      Selling                                           1,960,894     2,391,001
      General and administrative                        2,330,867     2,891,198
      Depreciation and amortization                       157,979       109,750
                                                      -----------   -----------

         Total operating expenses                       4,449,740     5,391,949
                                                      -----------   -----------

LOSS FROM OPERATIONS                                     (117,123)     (204,701)
                                                      -----------   -----------

OTHER INCOME (expense)
      Sundry income                                         2,869        29,867
      Interest expense, net                               (99,165)     (215,919)
                                                      -----------   -----------

         Total other income (expense)                     (96,296)     (186,052)
                                                      -----------   -----------

LOSS BEFORE BENEFIT FROM INCOME TAXES                    (213,419)     (390,753)

BENEFIT FROM INCOME TAXES                                     (56)         (110)
                                                      -----------   -----------

NET LOSS                                              $  (213,363)  $  (390,643)
                                                      ===========   ===========

BASIC AND DILUTED LOSS PER SHARE                      $     (0.04)  $     (0.07)
                                                      ===========   ===========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING              5,556,889     5,285,150
                                                      ===========   ===========

    The accompanying notes are an integral part of these financial statements

                                                         SIGNATURE EYEWEAR, INC.
                                                       STATEMENTS OF CASH FLOWS
               For the Three Months Ended January 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                          2003          2002
                                                      -----------   -----------
                                                      (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $  (213,363)  $  (390,643)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                       160,230       109,750
      Provision for bad debts                              28,962           --
      Change in estimate in reserve for obsolete
        inventories                                      (201,566)          --
      (Increase) decrease in
        Accounts receivable - trade                      (558,611)      366,153
        Inventories                                     1,113,636     1,504,407
        Income taxes refundable                               --        (2,704)
        Promotional products and materials                 22,630        91,533
        Prepaid expenses and other current assets          41,414       (20,562)
        Deposits and other assets                          (1,131)          --
      Increase (decrease) in
        Accounts payable - trade                         (512,460)   (1,093,706)
        Accrued expenses and other current
          liabilities                                    (417,837)     (430,872)
        Reserve for customer returns                      210,339           --
                                                      -----------   -----------

Net cash provided by (used in) operating activities      (327,757)      133,356
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                     --        (13,393)
                                                      -----------   -----------

Net cash used in investing activities                         --        (13,393)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net borrowings (payments) on line of credit       (169,239)       85,960
       Payments on long-term debt                        (251,696)     (258,796)
                                                      -----------   -----------

Net cash used in financing activities                    (420,935)     (172,836)
                                                      -----------   -----------

Net decrease in cash and cash equivalents                (748,692)      (52,873)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,077,388     1,443,496
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   328,696   $ 1,390,623
                                                      ===========   ===========

    The accompanying notes are an integral part of these financial statements

                                                         SIGNATURE EYEWEAR, INC.
                                                       STATEMENTS OF CASH FLOWS
               For the Three Months Ended January 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                          2003          2002
                                                      -----------   -----------
                                                      (unaudited)   (unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       INTEREST PAID                                  $   102,034   $    71,888

       INCOME TAXES PAID (refunded)                   $       (56)  $     2,594


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















    The accompanying notes are an integral part of these financial statements

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         Signature Eyewear, Inc. (the "Company") designs, markets, and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2002. The results of operations for the three months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31, 2003.

         Debt Refinancing and Settlements
         --------------------------------
         Certain of the Company's liabilities were settled subsequent to January 31, 2003 for less than their carrying value at that date (see Note 7).

         Property and Equipment
         ----------------------
         Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

              Office furniture and equipment                           7 years
              Computer equipment                                       3 years
              Software                                                 3 years
              Machinery and equipment                                  5 years
              Machinery and equipment held under
               capital lease agreements                           3 to 5 years
              Leasehold improvements                         term of the lease

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Trademark
         ---------
         The Dakota Smith trademark is recorded at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful life of the trademark of 20 years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademark may not be recoverable. When factors indicate that the value of the trademark may be impaired, the Company estimates the remaining value and reduces the trademark to that amount. Amortization expense was $0 (unaudited) and $0 (unaudited) for the three months ended January 31, 2003 and 2002, respectively.

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

         Loss per Share
         --------------
         The Company calculates loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any dilutive shares for the three months ended January 31, 2003 and 2002.

         The following potential common shares have been excluded from the computations of diluted loss per share for the three months ended January 31, 2003 and 2002 because the effect would have been anti-dilutive:

                                                  2003          2002
                                               ----------    ----------
                                               (unaudited)   (unaudited)

         Stock options                            346,700       445,700
         Warrants                                  50,000       230,000
                                               ----------    ----------

            TOTAL                                 396,700       675,700
                                               ==========    ==========

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at October 31, 2002 and January 31, 2003 consisted of the following:

                                                       January 31,   October 31,
                                                           2003          2002
                                                       -----------   -----------
                                                       (unaudited)

         Office furniture and equipment                $   912,756   $   912,756
         Computer equipment                              1,472,556     1,472,556
         Software                                        1,121,288     1,121,288
         Machinery and equipment                           438,427       440,680
         Machinery and equipment held under capital
           lease agreements                                294,609       294,609
         Leasehold improvements                          1,195,190     1,195,190
                                                       -----------   -----------
                                                         5,434,826     5,437,079

         Less accumulated depreciation and
           amortization (including accumulated
           depreciation and amortization of
           $241,178 (unaudited) and $231,022
           for equipment under capital lease
           agreement)                                    3,769,971     3,611,994
                                                       -----------   -----------
              TOTAL                                    $ 1,664,855   $ 1,825,085
                                                       ===========   ===========

         Depreciation and amortization expense was $160,230 (unaudited) and $109,750 (unaudited) for three months ended January 31, 2003 and 2002, respectively, (including depreciation and amortization expense of $10,156 (unaudited) and $37,945 (unaudited), respectively, on machinery and equipment held under capital leases).

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - LINE OF CREDIT

         The Company had a credit facility with a commercial bank (the "Bank"), consisting of an accounts receivable and inventory revolving credit line and a term note payable (see Note 5), which were secured by substantially all of the assets of the Company. Under the credit line, the Company could obtain advances up to an amount equal to 60% of eligible accounts receivable and 30% of eligible inventories up to a maximum of $4,500,000. The advances on the line of credit bore interest at the Company's option at either the Bank's prime rate or 2.5% in excess of the London Inter-Bank Offering Rate ("LIBOR"). The credit facility matured on September 30, 2000.

         The Company defaulted on the credit facility for various reasons, including the nonpayment of the line of credit at maturity as well as noncompliance with various covenants and conditions. Since September 30, 2000, the interest rate on the credit line has been 5% per annum in excess of the original rate. The Company entered into a forbearance agreement with the Bank in December 2000, which was extended many times. Amounts outstanding on the line of credit at October 31, 2002 and January 31, 2003 were $2,317,134 and $2,147,895 (unaudited), respectively.

         In April 2003, the credit facility was repaid (see Note 7).


NOTE 5 - LONG-TERM DEBT

         Long-term debt at October 31, 2002 and January 31, 2003 consisted of the following:

                                                        January 31,  October 31,
                                                            2003         2002
                                                        -----------  -----------
                                                        (unaudited)
         Term note payable to a commercial bank in
          the original amount of $3,500,000, secured
          by substantially all of the assets of the
          Company, payable in monthly installments
          of $72,917, plus interest at LIBOR, plus
          7.5% per annum, which includes the 5% default
          penalty since September 2000. In April 2003,
          the term note payable was repaid (see Notes
          4 and 7).                                     $ 1,677,106  $ 1,895,856

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT (CONTINUED)
                                                        January 31,  October 31,
                                                            2003        2002
                                                        -----------  -----------
                                                        (unaudited)

         Obligation to a frame vendor in the original
          amount of $4,195,847, less an unamortized
          discount of $639,043, unsecured, payable in
          monthly installments of $50,000, including
          interest imputed at 7.37% per annum. This
          obligation was in default at January 31,
          2003. In April 2003, the Company paid
          $2,350,000 to settle this and other
          obligations to the frame vendor
          (see Note 7).                                 $ 3,207,291  $ 3,207,291

         Note payable to lessor of the Company's
          principal offices and warehouse in the
          original amount of $240,000, unsecured,
          payable in monthly installments of $4,134,
          including interest at 10% per annum,
          maturing on May 1, 2005.                          102,872      112,541

         Note payable to lessor of the Company's
          principal offices and warehouse, unsecured,
          payable in monthly installments of $3,757,
          including interest at 8% per annum, maturing
          on May 1, 2005 (see Note 7).                       89,405       89,405

         Note payable to California Design Studio, Inc.
          ("CDS"), unsecured, payable in monthly
          installments of between $8,333 and $17,042,
          with a final payment of any principal plus
          interest remaining in May 2007, including
          interest at 7% per annum, maturing on May 23,
          2007. In February 2003, the Company paid
          $500,000 to settle all liabilities with CDS,
          including this note and the obligation assumed
          in conjunction with the acquisition of CDS and
          extension of the consulting agreement (see
          Note 7).                                          938,258      938,258

         Obligation assumed in conjunction with
          acquisition of CDS and extension of consulting
          agreement, payable in monthly installments
          of $15,000, including interest imputed at
          10% per annum, maturing on July 1, 2003. This
          obligation was settled in February 2003
          (see Note 7).                                      88,209      104,876

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT (CONTINUED)
                                                        January 31,  October 31,
                                                            2003         2002
                                                        -----------  -----------
                                                        (unaudited)
         Note payable to commercial bank, secured by
          the property and equipment acquired in the
          Oliver Allen lease payoff, bearing interest
          at 4% per annum, payable in 39 monthly
          installments of $13,812, commencing March
          31, 2003, with the remaining principal and
          accrued interest due and payable in full
          on February 28, 2008.                         $   750,000  $   750,000

         Liability for machinery and equipment under
          various capital lease agreements, secured
          by certain machinery and equipment, bearing
          interest ranging from 8.19% to 11.4% per
          annum, maturing through August 2004. In
          March and April 2003, the Company paid
          $58,162 in full settlement of $89,550 of
          this liability (see Note 7).                      143,293      149,903
                                                        -----------  -----------

                                                          6,996,434    7,248,130
         Less current portion                             5,376,421    5,533,149
                                                        -----------  -----------

              LONG-TERM PORTION                         $ 1,620,013  $ 1,714,981
                                                        ===========  ===========

         Future maturities of long-term debt at January 31, 2003 were as follows:

               12 Months
                 Ending
              January 31,
              -----------
              (unaudited)

                 2004                               $  5,376,421
                 2005                                    391,945
                 2006                                    335,581
                 2007                                    323,584
                 2008                                    534,971
                 Thereafter                               33,932
                                                    ------------
                   TOTAL                            $  6,996,434
                                                    ============

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Frame Purchase Agreement
         ------------------------
         In conjunction with the asset acquisition of CDS, the Company entered into a purchase agreement with one of CDS' frame vendors, whereby the Company agreed to purchase the following amounts of eyeglass frames during the periods indicated: (i) $2,400,000 from the closing of the acquisition through July 31, 2000; (ii) $3,000,000 during the 12 months ending July 31, 2001; and (iii) $3,000,000 during the 12 months ending January 31, 2003. The Company did not meet the minimum purchase requirement for the year ended July 31, 2002, or for the period through January 31, 2003. In April 2003, the Company paid $2,350,000 to retire all obligations with this frame vendor and terminate this frame purchase agreement (see Note 7).

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

         Litigation
         ----------
         The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.


NOTE 7 - SUBSEQUENT EVENTS

         Settlement Agreement and General Release with CDS
         -------------------------------------------------
         In January 2003, the Company entered into a settlement agreement with CDS and the sole shareholder of CDS, settling all remaining obligations between the parties emanating from the Company's purchase of all of the assets of CDS in 1999. The remaining obligations included those under a consulting agreement with the sole shareholder of CDS for $104,876 (unaudited) at January 31, 2003 (see Note 5) and the promissory note given as part of the purchase price for $938,258 (unaudited) at January 31, 2003 (see Note 5). In the settlement, the Company paid $500,000 to CDS and the sole shareholder of CDS, and the parties executed a mutual general release.

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

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

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

         Credit Facilities (Continued)
         -----------------

         HLIC CREDIT FACILITY (Continued)
         As further consideration for the credit facility, the Company also granted HLIC warrants to purchase 100,000 shares of common stock. The warrants vest immediately, expire on April 30, 2008, and have an exercise price of $0.67 per share.

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

         Bluebird's loan commitment will be reduced by $72,500 in July 2005 and by the same amount every three months thereafter. This loan is subordinate to the HLIC credit facility. The Company must comply with certain financial and non-financial covenants, which include that without the consent of Bluebird it may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business or enter into any merger or similar reorganization.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

         Designation and Issuance of Series A 2% Convertible Preferred Stock
         -------------------------------------------------------------------
         (Continued)

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

         Retirement of Obligations to Frame Vendor
         -----------------------------------------
         In April 2003, the Company used a portion of the proceeds from the Bluebird credit facility to retire its obligations to a frame vendor in the aggregate amount of approximately $5,800,000 for a payment of $2,475,000 to Dartmouth Commerce of Manhattan, Inc. ("Dartmouth Commerce"), a related party. Dartmouth Commerce had purchased this obligation from the frame vendor for $2,350,000. The payment also terminated the purchase agreement (see Note 6).

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

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

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

         Employment Agreement
         --------------------
         In April 2003, the Company entered into a new five-year employment agreement with Michael Prince, the Company's President/Chief Executive Officer/Chief Financial Officer, which superseded his existing employment agreement. Under the new employment agreement, he receives a salary of $240,000 per year, subject to annual review for increase. He also received 420,000 shares of common stock, which he must forfeit if certain conditions are not met as follows:

         (i) 210,000 shares must be forfeited if the Company has not achieved positive net income from ordinary operations in at least one fiscal year in the period 2003 to 2006 and

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                              OCTOBER 31, 2002 AND JANUARY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

         Employment Agreement (Continued)
         --------------------

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

     Bluebird Credit Facility. As part of the recapitalization in April 2003, the Company obtained from Bluebird a credit facility of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the amount of $2,900,000 and support for the $1,250,000 letter of credit securing the HLIC credit facility. The loan bears interest at the rate of 5% per annum, payable annually for the first two years, with payments of principal and interest on a 10-year amortization schedule commencing in the third year, and is due and payable in April 2013. Bluebird's loan commitment will be reduced by $72,500 in July 2005 and by the same amount every three months thereafter. This loan is subordinate to the HLIC credit facility. The Company must comply with certain covenants including among others that without the consent of Bluebird it may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business, or enter into any merger or similar reorganization.

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

     Reduction in Trade Payables and Restructuring of Equipment Lease. As part of the recapitalization in April 2003, the Company retired $775,000 of trade payables for approximately $372,000, resulting in a gain of approximately $400,000. In addition, the Company purchased its leased computer system for $750,000, note bearing interest at 4% per annum payable $13,000 per month with a balloon payment upon maturity, thereby terminating the lease with aggregate future obligations of approximately $1.7 million. To fund this payment, the Company obtained a $750,000 loan from a commercial bank secured by the purchased assets and bearing interest at 4% per annum payable in monthly installments of approximately $14,000 with the balance due in February 2008

     Sale of Stock by Weiss Family Trust. As part of the recapitalization in April 2003, the Weiss Family Trust, the principal shareholder of the Company, sold all of the shares of the Common Stock of the Company which it held (2,075,337 shares, representing approximately 37% of the outstanding Common Stock of the Company) for $0.012 per share. Dartmouth purchased 1,600,000 shares and Michael Prince purchased 475,337 shares. Dartmouth, which is wholly owned by Richard M. Torre, is now the largest shareholder of the Company holding approximately 28.7% of the outstanding Common Stock of the Company. Dartmouth has agreed with Bluebird that until April 2008 it will not sell or transfer any of these shares without the prior consent of Bluebird.

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

                                                        THREE MONTHS ENDED
                                                             JANUARY 31,
                                                     -------------------------
                                                         2003          2002
                                                     -------------------------
Net sales..........................................        100.0%        100.0%
Cost of sales......................................         40.2          39.1
                                                     -----------   -----------
Gross profit.......................................         59.8          60.9
                                                     -----------   -----------
Operating expenses:
     Selling.......................................         27.1          28.1
     General and administrative....................         32.2          33.9
     Depreciation and amortization.................          2.1           1.3
                                                     -----------   -----------
             Total operating expenses..............         61.4          63.3
                                                     -----------   -----------
 Income (loss) from operations.....................         (1.6)         (2.4)
                                                     -----------   -----------
 Other income (expense), net.......................         (1.3)         (2.2)
                                                     -----------   -----------
 Income (loss) before provision for income taxes...         (2.9)         (4.6)
                                                     -----------   -----------
 Provision (benefit) for income taxes..............            0             0
                                                     -----------   -----------
 Net income (loss).................................         (2.9)%        (4.6)%
                                                     ===========   ===========


     NET SALES. Net sales decreased by 15.0% or $1.3 million from the quarter ended January 31, 2002 (the "2002 Quarter") to the quarter ended January 31, 2003 (the "2003 Quarter"). The following table shows certain information regarding net sales for the periods indicated:

                                 THREE MONTHS ENDED JANUARY 31,
                           -----------------------------------------
                                   2003                  2002            CHANGE
                           -------------------    ------------------    --------

Laura Ashley Eyewear.....     2,594       35.8%     $3,240      38.0%    (19.9)%
Eddie Bauer Eyewear......     2,022       27.9       2,499      29.3     (19.1)%
Nicole Miller                   936       12.9       1,073      12.6     (12.8)%
Other Sales (1)..........     1,691       23.3       1,710      20.1      (1.1)%
                           --------   --------    --------  --------
Total....................     7,243      100.0%     $8,522     100.0%    (15.0)%
                           ========   ========    ========  ========
---------------
(1) Includes net sales of other designer eyewear and private label frames.

     Net sales in the 2003 quarter were adversely affected by a general downturn in the optical frame business, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the sale of the USA Optical product line in March 2002

     Net sales reflect gross sales less a reserve for product returns established by the Company. The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for the 2002 Quarter and the 2003 Quarter amounted to 25.7% and 17.7% of gross sales, respectively. Historically, returns have been higher from independent optical retailers in the United States and lower from optical retail chains and international customers.

     GROSS PROFIT AND GROSS MARGIN. Gross profit decreased $0.9 million or 16.5% from the 2002 Quarter to the 2003 Quarter due to lower net sales and increased inventory write-downs.

     The gross margin was 59.8% in the 2003 Quarter compared to 60.9% in the 2002 Quarter. The decrease in 2003 was due to inventory write downs, which are included in cost of goods sold, and the sale of close-out frames, which are sold at substantially lower margins than other frames.

     SELLING EXPENSES. Selling expenses decreased $0.4 million or 18.0% from the 2002 Quarter to the 2003 Quarter due to lower net sales, decreased salary expense of $0.3 million and decreased point of purchase expense of $0.1 million.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.6 million or 19.4% from the 2002 Quarter to the 2003 Quarter due to decreased salary expense of $0.3 million and decreased operating lease expense of $0.2 million.

     OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense, which decreased due to declining market interest rates, principal paydowns and the cessation of interest on an obligation due a frame vendor following a standstill agreement with the vendor.

     PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's net loss in the 2003 Quarter, it had no income tax expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable (net of allowance for doubtful accounts) increased from $3.1 million at October 31, 2002 to $3.7 million at January 31, 2003 due to a $0.3 million increase in accounts receivable and a $0.3 million decrease in the allowance for returns.

     The Company's inventories (net of obsolescence reserve) decreased from $5.5 million at October 31, 2002 to $4.6 million at January 31, 2003 as part of implementation of the Company's turnaround strategy to reduce inventory and improve inventory turnover by better matching frame purchases with customer orders and notwithstanding a decrease of $0.2 million in the reserve for obsolescent inventory as a result of inventory reductions.

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

     In addition to the term loan included as part of its bank credit facility, long-term debt (including the current portion) at January 31, 2003 included principally a $1.0 million note payable to CDS in connection with the CDS Acquisition and an obligation to a frame vendor (present value of $3.2 million at January 31, 2003) assumed in connection with the CDS Acquisition. As discussed above, the Company settled its obligation to CDS in February 2003 and with the frame vendor in April 2003. See Notes 5 and 7 of Notes to Consolidated Financial Statements.

     Of the Company's accounts payable at January 31, 2003, $0.9 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at January 31, 2003.

     The Company's bad debt write-offs and recoveries were $28,932 and ($2,916) during the 2003 Quarter and 2002 Quarter, respectively. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

     As part of the Company's recapitalization in April 2003, the Company obtained two long-term credit facilities. See "Subsequent Events."

     Historically, the Company has generated cash primarily through product sales in the ordinary course of business, its bank credit facility and the sales of equity securities. Following the default on its bank credit facility in September 2000, and as a condition to numerous forbearances extended by its bank, the Company had to regularly reduce its aggregate borrowings under its bank credit facility, from $ 6.0 million at October 31, 2001 to $3.1 million when the facility was repaid in April 2003. This, coupled with declining sales and corresponding inability to raise equity capital, materially adversely affected the Company's liquidity and working capital. To address this problem, the Company reduced operating expenses through reduction in personnel and subletting office space, negotiated vendor discounts and deferred payments of trade payables, sold obsolete inventory at a deep discount, sold its USA Optical product line and completed a sale/license back of its Dakota Smith trademark and inventory.

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

     NEED TO INCREASE REVENUES AND TO RETURN TO PROFITABILITY; GOING CONCERN QUALIFICATION

     The Company suffered material operating losses in its last four fiscal years, causing a significant deterioration in its financial condition. At January 31, 2003, the Company's stockholders' deficit was $9.2 million. The report of the independent auditors of the Company's financial statements for fiscal year 2001 contained an explanatory paragraph describing the uncertainty of the Company's ability to continue as a going concern as of October 31, 2001. The Company's recapitalization in April 2003 significantly improved the Company's financial condition and liquidity through increasing capital, reducing liabilities and replacing current obligations and debts with long-term obligations. However, following the recapitalization the Company continues to have a stockholders' deficit, and the Company's long-term viability will depend on its ability to return to profitability on a consistent basis.

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

     BANKRUPTCY OF EDDIE BAUER

     Eddie Bauer Diversified Sales LLC, the licensor or the Eddie Bauer Eyewear license, and its parent Speigel, Inc and other affiliates, have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the licensor has the rights of a debtor under the Bankruptcy Code with respect to executory contracts such as the Eddie Bauer Eyewear license, including the right to reject the contract. The rejection of the license would have a material adverse affect on the Company. The Company has received no indication or notice from the licensor that it intends to reject the license agreement.

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

     In addition, the purchase of goods manufactured in foreign countries is subject to a number of risks, including foreign exchange rate fluctuations, economic disruptions, transportation delays and interruptions, increases in tariffs and duties, changes in import and export controls and other changes in governmental policies. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin and results of operations. [In fiscal 2002, Signature used manufacturers principally in Hong Kong/China, Japan and Italy.]

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

     FOREIGN CURRENCY RISKS. At any month-end during the quarter ended January 31, 2003, a maximum of $1.3 million were payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at January 31, 2003.

     International sales accounted for approximately 11% of the Company's net sales in the quarter ended January 31, 2003. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

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

ITEM 14--CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer believes that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

     During the quarter ended January 31, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                                    PART II.
                                OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     The Company was in default under its bank credit facility during the quarter ended January 31, 2003. This credit facility was paid off in April 2003 and, as of June 30, 2003, the Company was not in default under any credit facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        See Attached Exhibit List

        Reports on Form 8-K

             Form 8-K dated November 8, 2002 (Item 5)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 27, 2003                          SIGNATURE EYEWEAR, INC.


                                               By: /s/ Michael Prince
                                                       -------------------------
                                                       Michael Prince
                                                       Chief Executive Officer
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Exhibit Description
------      -------------------

 31.1 Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer


 32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002