Form 10-Q
period 2003-04-30
SIGNATURE EYEWEAR INC
filed 2003-09-05
CIK 1036292

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended April 30, 2003


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

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q






PART I      FINANCIAL INFORMATION                                          PAGE
                                                                           ----
Item 1      Financial Statements

            Consolidated Balance Sheets                                   3 - 4

            Consolidated Statements of Operations                         5 - 6

            Consolidated Statements of Cash Flows                         7 - 8

            Notes to the Consolidated Financial Statements               9 - 20

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              20

Item 3      Quantitative and Qualitative Disclosures about Market Risk       29






PART II     OTHER INFORMATION

Item 2      Changes in Securities and Use of Proceeds                         30

Item 3      Defaults Upon Senior Securities                                   30

Item 6      Exhibits and Reports on Form 8-K                                  30

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                         SIGNATURE EYEWEAR, INC.
                                                                 BALANCE SHEETS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                     April 30,     October 31,
                                                                       2003           2002
                                                                   ------------   ------------
                                                                    (unaudited)
CURRENT ASSETS
       Cash and cash equivalents, including restricted
            cash of $377,946 (unaudited) and $127,946              $  1,456,878   $  1,077,388
       Accounts receivable - trade, net of allowance for
            doubtful accounts of $549,667 (unaudited) and
            $543,884                                                  2,712,078      3,142,949
       Inventories, net of reserves for obsolete inventories
            of $2,423,739 (unaudited) and $2,799,940                  4,488,617      5,514,702
       Income taxes refundable                                            2,704          2,704
       Promotional products and materials                                56,087         87,912
       Prepaid expenses and other current assets                         87,301         49,862
                                                                   ------------   ------------

                 Total current assets                                 8,803,665      9,875,517

PROPERTY AND EQUIPMENT, net                                           1,500,002      1,825,085
TRADEMARK, net of accumulated amortization of
       $0 (unaudited) and $16,882                                           --         130,897
DEPOSITS AND OTHER ASSETS                                               121,833        112,706
                                                                   ------------   ------------
                      TOTAL ASSETS                                 $ 10,425,500   $ 11,944,205
                                                                   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                 BALANCE SHEETS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                     April 30,     October 31,
                                                                       2003           2002
                                                                   ------------   ------------
                                                                    (unaudited)
CURRENT LIABILITIES
       Accounts payable - trade                                    $  3,375,355   $  7,108,449
       Accrued expenses and other current liabilities                 1,440,681      1,980,003
       Reserve for customer returns                                   2,394,757      2,286,934
       Line of credit                                                       --       2,317,134
       Current portion of long-term debt                                606,163      5,533,149
                                                                   ------------   ------------

            Total current liabilities                                 7,816,956     19,225,669

LONG-TERM DEBT, net of current portion                                6,599,867      1,714,981
                                                                   ------------   ------------

                 Total liabilities                                   14,416,823     20,940,650
                                                                   ------------   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
       Preferred stock, $0.001 par value
            5,000,000 shares authorized
                 Series A 2% convertible preferred stock
                      1,360,000 shares authorized
                      1,200,000 (unaudited) and 0 shares issued
                      and outstanding                                     1,200            --
       Common stock, $0.001 par value
            30,000,000 shares authorized
            5,556,889 (unaudited) and 5,556,889 shares
                 issued and outstanding                                   5,557          5,557
       Additional paid-in capital                                    15,231,421     14,432,621
       Accumulated deficit                                          (19,229,501)   (23,434,623)
                                                                   ------------   ------------

                 Total shareholders' deficit                         (3,991,323)    (8,996,445)
                                                                   ------------   ------------

                   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $ 10,425,500   $ 11,944,205
                                                                   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                           STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                     For the Three Months Ended     For the Six Months Ended
                                              April 30,                     April 30,
                                     ---------------------------   ---------------------------
                                         2003           2002           2003           2002
                                     ------------   ------------   ------------   ------------
                                      (unaudited)    (unaudited)    (unaudited)    (unaudited)

NET SALES                            $  5,775,576   $  8,806,211   $ 13,018,695   $ 17,327,872

COST OF SALES                           1,836,133      3,936,770      4,746,635      7,271,183
                                     ------------   ------------   ------------   ------------

GROSS PROFIT                            3,939,443      4,869,441      8,272,060     10,056,689
                                     ------------   ------------   ------------   ------------

OPERATING EXPENSES
     Selling                            1,837,726      2,499,611      3,798,620      4,890,612
     General and administrative         2,282,176      2,891,923      4,613,043      5,783,121
     Depreciation and amortization        161,115        110,147        319,094        219,897
                                     ------------   ------------   ------------   ------------

Total operating expenses                4,281,017      5,501,681      8,730,757     10,893,630
                                     ------------   ------------   ------------   ------------

INCOME (LOSS) FROM
     OPERATIONS                          (341,574)      (632,240)      (458,697)      (836,941)
                                     ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
     Sundry income                        199,457         23,212        202,326         53,079
     Interest expense, net                (51,691)      (171,263)      (150,856)      (387,182)
     Gain on sale of asset                469,103            --         469,103              -
                                     ------------   ------------   ------------   ------------

Total other income (expense)              616,869       (148,051)       520,573       (334,103)
                                     ------------   ------------   ------------   ------------

INCOME BEFORE PROVISION FOR
     (BENEFIT FROM) INCOME TAXES          275,295       (780,291)        61,876     (1,171,044)

PROVISION FOR (BENEFIT FROM)
      INCOME TAXES                            548            --             604           (110)
                                     ------------   ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                           STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                     For the Three Months Ended     For the Six Months Ended
                                              April 30,                     April 30,
                                     ---------------------------   ---------------------------
                                         2003           2002           2003           2002
                                     ------------   ------------   ------------   ------------
                                      (unaudited)    (unaudited)    (unaudited)    (unaudited)

INCOME BEFORE EXTRAORDINARY
     ITEM                            $    274,747   $   (780,291)  $     61,272   $ (1,170,934)

EXTRAORDINARY ITEM
     Gain on extinguishment of debt     4,143,851            --       4,143,851            --
                                     ------------   ------------   ------------   ------------

NET INCOME (LOSS)                    $  4,418,598   $   (780,291)  $  4,205,123   $ (1,170,934)
                                     ============   ============   ============   ============

BASIC AND DILUTED EARNINGS
     PER SHARE
        Before extraordinary item    $       0.05   $      (0.14)  $       0.01   $      (0.22)
        Extraordinary item                   0.75            --            0.75            --
                                     ------------   ------------   ------------   ------------

           TOTAL BASIC AND DILUTED
              EARNINGS PER SHARE     $       0.80   $      (0.14)  $       0.76   $      (0.22)
                                     ============   ============   ============   ============

WEIGHTED-AVERAGE COMMON
     SHARES OUTSTANDING                 5,556,889      5,556,889      5,556,889      5,418,767
                                     ============   ============   ============   ============










   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                       STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       2003           2002
                                                                   ------------   ------------
                                                                    (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                               $  4,205,123   $ (1,170,934)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities
         Depreciation and amortization                                  325,083        219,899
         Provision for bad debts                                          5,783            --
         Provision for inventory write-down                            (376,201)           --
         Gain on sale of assets                                        (469,103)           --
         Gain on extinguishment of debt                              (4,332,536)           --
         (Increase) decrease in
              Accounts receivable - trade                               425,088      2,201,905
              Inventories                                             1,402,286      2,298,763
              Income taxes refundable                                       --          (2,704)
              Promotional products and materials                         31,825        108,461
              Prepaid expenses and other current assets                 (37,439)       (47,838)
              Deposits and other assets                                  (9,127)           --
         Increase (decrease) in
              Accounts payable - trade                               (1,435,095)    (2,849,895)
              Accrued expenses and other current liabilities           (128,323)      (848,948)
              Reserve for customer returns                              107,823            --
                                                                   ------------   ------------

Net cash used in operating activities                                  (284,813)       (91,291)
                                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                    --         (17,176)
      Proceeds from sale of USA Optical                                     --         500,000
      Proceeds from sale of trademark                                   600,000            --
                                                                   ------------   ------------

Net cash provided by investing activities                               600,000        482,824
                                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net (payments) on line of credit                               (1,846,977)      (295,575)
      Net borrowings (payments) on long-term debt                     1,299,965       (521,825)
      Payments on debt financing fees                                  (188,685)           --
      Issuance of preferred stock                                         1,200            --
                                                                   ------------   ------------

Net cash provided by (used in) financing activities                    (734,497)      (817,400)
                                                                   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                       STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       2003           2002
                                                                   ------------   ------------
                                                                    (unaudited)    (unaudited)
Net increase (decrease) in cash and cash equivalents               $   (419,310)  $   (425,867)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,077,388      1,443,496
                                                                   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    658,078   $  1,017,629
                                                                   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      INTEREST PAID                                                $    150,856   $    229,668
                                                                   ============   ============

      INCOME TAXES PAID                                            $        --    $      2,594
                                                                   ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the six months ended April 30, 2003, cash from operations and financing activities exclude the effect of a gain on extinguishment of debt, accounts payable, and accrued expenses for $4,332,536.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

            General
            -------
            Signature Eyewear, Inc. (the "Company") designs, markets, and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.

            Sale of Stock by Principal Shareholder
            --------------------------------------
            In April 2003, the Weiss Family Trust, the principal shareholder of the Company, sold its entire shareholding in the Company of 2,075,337 shares of common stock, representing approximately 37% of the outstanding common stock of the Company, for $0.012 per share. Dartmouth Commerce purchased 1,600,000 shares, and Michael Prince, the Company's Chief Executive Officer/Chief Financial Officer, purchased 475,337 shares. Dartmouth Commerce, which is wholly owned by the Company's new Chairman of the Board, is now the largest shareholder of the Company, holding approximately 28.7% of the outstanding common stock of the Company as of April 2003. Dartmouth Commerce has agreed with Bluebird (see Note 5) that until April 2008, it will not sell or transfer any of these shares without Bluebird's prior consent.

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


NOTE 2 - RESTRUCTURING OF DEBT

            In April 2003, the Company entered into various agreements with certain of its creditors and commercial banks, which resulted in the restructuring of its capital structure. As a result, the Company recognized a gain on extinguishment of debt of $4,143,851, net of related expense of $188,685. This gain has been recorded as an extraordinary item in the financial statements. Income taxes are not allocable to this gain as the Company has net operating losses to offset this gain.

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis of Presentation
            ---------------------
            The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2002. The results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31, 2003.

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

            Trademark
            ---------
            The Dakota Smith trademark is recorded at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful life of the trademark of 20 years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the trademark may not be recoverable. When factors indicate that the value of the trademark may be impaired, the Company estimates the remaining value and reduces the trademark to that amount. The trademark was sold and licensed back in February 2003 (see Note 7).

            Fair Value of Financial Instruments
            -----------------------------------
            For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable - trade, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Earnings per Share
            ------------------
            The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any dilutive shares for the three or six months ended April 30, 2003 and 2002.

            The following potential common shares have been excluded from the computations of diluted loss per share for the three and six months ended April 30, 2003 and 2002 because the effect would have been anti-dilutive:

                          FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                   APRIL 30,                   APRIL 30,
                           -------------------------   -------------------------
                               2003          2002          2002          2002
                           -----------   -----------   -----------   -----------
                           (unaudited)   (unaudited)   (unaudited)   (unaudited)

            Stock options      346,700       445,700       275,600       413,000
            Warrants            50,000       230,000       150,000       230,000
                           -----------   -----------   -----------   -----------
               TOTAL           396,700       675,700       425,600       643,000
                           ===========   ===========   ===========   ===========

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

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

            Property and equipment at October 31, 2002 and April 30, 2003 consisted of the following:

                                                                      April 30,      October 31,
                                                                        2003            2002
                                                                     ----------      ----------
                                                                     (unaudited)
                 Office furniture and equipment                      $  912,756      $  912,756
                 Computer equipment                                   1,472,556       1,472,556
                 Software                                             1,121,288       1,121,288
                 Machinery and equipment                                434,690         440,680
                 Machinery and equipment held under capital
                   lease agreements                                     294,609         294,609
                 Leasehold improvements                               1,195,190       1,195,190
                                                                     ----------      ----------
                                                                      5,431,089       5,437,079

                 Less accumulated depreciation and amortization
                   (including accumulated depreciation and
                   amortization of $254,724 (unaudited) and
                   $231,022 for equipment under capital
                   lease agreement)                                   3,931,087       3,611,994
                                                                     ----------      ----------

                         TOTAL                                       $1,500,002      $1,825,085
                                                                     ==========      ==========

            Depreciation and amortization expense was $325,083 (unaudited) and $219,899 (unaudited) for six months ended April 30, 2003 and 2002, respectively, (including depreciation and amortization expense of $23,702 (unaudited) and $74,729 (unaudited), respectively, on machinery and equipment held under capital leases).


NOTE 5 - CREDIT FACILITIES

            Lines of Credit
            ---------------
            The Company had a credit facility with a commercial bank (the "Bank"), consisting of an accounts receivable and inventory revolving credit line and a term note payable, which were secured by substantially all of the assets of the Company. Under the credit line, the Company could obtain advances up to an amount equal to 60% of eligible accounts receivable and 30% of eligible inventories up to a maximum of $4,500,000. The advances on the line of credit bore interest at the Company's option at either the Bank's prime rate or 2.5% in excess of the London Inter-Bank Offering Rate ("LIBOR"). The credit facility matured on September 30, 2000.

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - CREDIT FACILITIES (CONTINUED)

            Lines of Credit (Continued)
            ---------------
            The Company defaulted on the credit facility for various reasons, including the nonpayment of the line of credit at maturity as well as noncompliance with various covenants and conditions. Since September 30, 2000, the interest rate on the credit line has been 5% per annum in excess of the original rate. The Company entered into a forbearance agreement with the Bank in December 2000, which was extended many times. In April 2003, the Company settled its obligations under the line of credit (see Note 2).

            Home Loan Investment Company Credit Facility
            --------------------------------------------
            In April 2003, the Company obtained a $3,500,000 credit facility from the Home Loan Investment Company ("HLIC"). The credit facility is secured by all of the assets of the Company and includes a $3,000,000 term loan and a $500,000 revolving line of credit.

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

            As additional security for the credit facility, an irrevocable letter of credit was issued in favor of HLIC by a commercial bank in the amount of $1,250,000, subject to reduction if the credit facility is less than $1,250,000. The letter of credit delivered to obtain the credit facility was secured by a related party. Furthermore, the Company purchased a $250,000 debenture from HLIC as additional security. This debenture will earn interest at 3% per annum, adjusted annually to the one-year debenture rate offered by HLIC, and will remain as collateral until the credit facility is paid in full.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - CREDIT FACILITIES (CONTINUED)

            Bluebird Credit Facility
            ------------------------
            In April 2003, the Company obtained from Bluebird Finance Limited ("Bluebird") a credit facility of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the amount of $2,900,000 and support for the $1,250,000 letter of credit securing the HLIC credit facility. The loan bears interest at 5% per annum, payable annually for the first two years, with payments of principal and interest on a 10-year amortization schedule commencing in the third year, and is due and payable in April 2015 (see Note 6).

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


NOTE 6 - LONG-TERM DEBT

            Long-term debt at October 31, 2002 and April 30, 2003 consisted of the following:

                                                                                  April 30,     October 31,
                                                                                    2003           2002
                                                                                ------------   ------------
                                                                                 (unaudited)
                 Term note payable to a commercial bank in the original
                  amount of $3,500,000, secured by substantially all
                  of the assets of the Company, payable in monthly
                  installments of $72,917, plus interest at LIBOR,
                  plus 7.5% per annum, which includes the 5% default
                  penalty since September 2000. In April 2003, the
                  term note payable was repaid.                                 $        --    $  1,895,856

                 Obligation to a frame vendor in the original amount of
                  $4,195,847, less an unamortized discount of
                  $639,043, unsecured, payable in monthly
                  installments of $50,000, including interest
                  imputed at 7.37% per annum. This obligation was in
                  default at January 31, 2003. In April 2003, the
                  Company paid $2,350,000 to settle this and other
                  obligations to the frame vendor
                  (see Note 7).                                                          --       3,207,291

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                                  April 30,     October 31,
                                                                                    2003           2002
                                                                                ------------   ------------
                                                                                 (unaudited)
                 Note payable to lessor of the Company's principal
                  offices and warehouse in the original amount of
                  $240,000, unsecured, payable in monthly
                  installments of $4,134, including interest at 10%
                  per annum, maturing on May 1, 2005.                           $     95,487   $    112,541

                 Note payable to lessor of the Company's principal
                  offices and warehouse, unsecured, payable in
                  monthly installments of $3,757, including interest
                  at 8% per annum, maturing on May 1, 2005.                           86,244         89,405

                 Note payable to California Design Studio, Inc. ("CDS"),
                  unsecured, payable in monthly installments of
                  between $8,333 and $17,042, with a final payment
                  of any principal plus interest remaining in May
                  2007, including interest at 7% per annum, maturing
                  on May 23, 2007. In February 2003, the Company
                  paid $500,000 to settle all liabilities with CDS,
                  including this note and the obligation assumed in
                  conjunction with the acquisition of CDS and
                  extension of the consulting agreement.                                 --         938,258

                 Obligation assumed in conjunction with acquisition of
                  CDS and extension of consulting agreement, payable
                  in monthly installments of $15,000, including
                  interest imputed at 10% per annum, maturing on
                  July 1, 2003. This obligation was
                  settled in February 2003.                                              --         104,876

                 Note payable to commercial bank, secured by certain
                  property and equipment, bearing interest at 4% per
                  annum, payable in 39 monthly installments of
                  $13,812, commencing March 31, 2003, with the
                  remaining principal and accrued interest
                  due and payable in full on February 28, 2008.                      725,923        750,000

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                                  April 30,     October 31,
                                                                                    2003           2002
                                                                                ------------   ------------
                                                                                 (unaudited)
                 Liability for machinery and equipment under various
                  capital lease agreements, secured by certain
                  machinery and equipment, bearing interest ranging
                  from 8.19% to 11.4% per annum, maturing through
                  August 2004. In March and April 2003, the Company
                  paid $58,162 in full settlement of $89,550 of
                  this liability.                                               $     58,376   $    149,903

                 Term note payable to Home Loan credit facility in the
                  original amount of $3,000,000, secured by
                  substantially all of the assets of the Company,
                  bearing interest at 10% per annum, payable in
                  full in April 2008.                                              3,000,000            --

                 Credit facility from Bluebird of up to $4,150,000, which
                  includes a $2,900,000 revolving credit line,
                  secured by all of the assets of the Company,
                  bearing interest at 5% per annum, payable annually
                  for the first two years, with payments of
                  principal and interest of $72,500 every three
                  months on a 10-year period
                  commencing July 1, 2005.                                         2,900,000            --

                 Non interest-bearing note payable to a licensor in the
                  original amount of $400,000, secured by the
                  related inventory, payable in 11 payments of
                  $30,000 and one payment of $70,000,
                  maturing in March 2004.                                            340,000            --
                                                                                ------------   ------------

                                                                                   7,206,030      7,248,130
                 Less current portion                                                606,163      5,533,149
                                                                                ------------   ------------

                             LONG-TERM PORTION                                  $  6,599,867   $  1,714,981
                                                                                ============   ============

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (CONTINUED)

            Future maturities of long-term debt at April 30, 2003 were as follows:

                  12 Months
                   Ending
                  April 30,
                 -----------
                 (unaudited)

                     2004                             $    606,163
                     2005                                  598,577
                     2006                                  755,594
                     2007                                  743,787
                     2008                                  744,409
                     Thereafter                          3,757,500
                                                      ------------
                           TOTAL                      $  7,206,030
                                                      ============


NOTE 7 - COMMITMENTS AND CONTINGENCIES

            Frame Purchase Agreement
            ------------------------
            In conjunction with the asset acquisition of CDS, the Company entered into a purchase agreement with one of CDS' frame vendors, whereby the Company agreed to purchase the following amounts of eyeglass frames during the periods indicated: (i) $2,400,000 from the closing of the acquisition through July 31, 2000; (ii) $3,000,000 during the 12 months ending July 31, 2001; and (iii) $3,000,000 during the 12 months ending April 30, 2003. The Company did not meet the minimum purchase requirement for the year ended July 31, 2002, or for the period through April 30, 2003. In April 2003, the Company paid $2,350,000 to retire all obligations with this frame vendor and terminate this frame purchase agreement.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

            Reduction in Capital Lease Obligations
            In April 2003, the Company used a portion of the proceeds from the Bluebird credit facility to settle $89,550 of a liability for machinery and equipment under various capital leases for a payment of $58,162.

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

            Employment Agreement
            --------------------
            In April 2003, the Company entered into a new five-year employment agreement with Michael Prince, the Company's President/Chief Executive Officer/Chief Financial Officer, which superseded his existing employment agreement. Under the new employment agreement, he receives a salary of $240,000 per year, subject to annual review for increase. He also received 420,000 shares of common stock, which he must forfeit if certain conditions are not met as follows:

            (i) 210,000 shares must be forfeited if the Company has not achieved positive net income from ordinary operations in at least one fiscal year in the period 2003 to 2006 and

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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


NOTE 8 - SERIES A 2% CONVERTIBLE PREFERRED STOCK

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

                                                         SIGNATURE EYEWEAR, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2002 AND APRIL 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - SERIES A 2% CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

RECENT RECAPITALIZATION

         In April 2003 the Company completed a recapitalization which materially impacted its financial condition. The key elements of the recapitalization and certain other material transactions in the quarter ended April 30, 2003 were:

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

         The recapitalization significantly improved the Company's financial condition and liquidity through decreasing the shareholders' deficit by approximately $5.7 million, increasing capital, reducing liabilities and replacing current obligations with long-term obligations. Although the Company continues to have a stockholders' deficit, the Company believes that for at least the following 12 months, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, it will be able pay its debts and obligations as they mature. However, the Company's long-term viability will depend on its ability to return to profitability on a consistent basis, which will depend in part on its ability to increase revenues.

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

         Following many years of profitability, the Company incurred operating losses in each of its last four fiscal years. and for the six months ended April 30, 2003. The principal reason for these losses was the change in October 1999 by the Company in its method of distributing its products to independent optical retailers in the United States from distributors to a direct sales force. In addition, in fiscal 2001 and the first quarter of fiscal 2002, the Company's revenues were adversely affected by a general downturn in the optical frame business, the aftermath of the September 11th World Trade Center tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the discontinuation of certain product lines. The aftermath of the September 11 tragedy included reduced sales orders resulting in inventory build-up, slowed collection of accounts receivable and higher return rates due to the uncertain future retail environment.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           APRIL 30                      APRIL 30
                                                  --------------------------    --------------------------
                                                      2003           2002           2003           2002
                                                  -----------    -----------    -----------    -----------
Net sales.......................................        100.0%         100.0%         100.0%         100.0%
Cost of sales...................................         31.8           44.7           36.5           42.0
                                                  -----------    -----------    -----------    -----------
Gross profit....................................         68.2           55.3           63.5           58.0
                                                  -----------    -----------    -----------    -----------
Operating expenses:
   Selling......................................         31.8           28.4           29.2           28.2
   General and administrative...................         39.5           32.8           35.4           33.4
   Depreciation and amortization................          2.8            1.3            2.5            1.3
                                                  -----------    -----------    -----------    -----------
        Total operating expenses................         74.1           62.5           67.1           62.9
                                                  -----------    -----------    -----------    -----------
Income (loss) from operations...................         (5.9)          (7.2)          (3.5)          (4.8)
                                                  -----------    -----------    -----------    -----------
Other income (expense), net.....................         10.7           (1.7)           4.0           (1.9)
                                                  -----------    -----------    -----------    -----------
Income (loss) before provision for income taxes.          4.8           (8.9)           0.5           (6.8)
                                                  -----------    -----------    -----------    -----------
Provision (benefit) for income taxes............          0              0              0              0
Gain on extinguishment of debt .................         71.7            0             31.8            0
                                                  ===========    ===========    ===========    ===========
Net income (loss)...............................         76.5%          (8.9)%         32.3%          (6.8)%
                                                  ===========    ===========    ===========    ===========

         NET SALES. Net sales decreased by $3.0 million or 34.4% from the quarter ended April 30, 2002 (the "2002 Quarter") to the quarter ended April 30, 2003 (the "2003 Quarter") and $4.3 million or 24.9% from the six months ended April 30, 2002 (the "2002 Six Months") to the six months ended April 30, 2003 (the "2003 Six Months"). The following table shows certain information regarding net sales for the periods indicated:

                                THREE MONTHS ENDED APRIL 30                        SIX MONTHS ENDED APRIL 30
                             ---------------------------------                 ---------------------------------
                                  2003              2002           CHANGE           2003               2002           CHANGE
                             ---------------   ---------------   -----------   ---------------   ---------------   -----------
Laura Ashley Eyewear.......  $ 1,816    31.4%  $ 2,560    29.1%    (29.1)%     $ 4,307    33.1%  $ 5,800    33.5%    (25.7)%
Eddie Bauer Eyewear........    1,230    21.3     2,159    24.5     (24.5)%       3,248    24.9     4,658    26.9     (30.3)%
Nicole Miller..............    1,036    17.9     1,431    16.3     (16.3)%       1,949    15.0     2,481    14.3     (21.4)%
Other Sales (1)............    1,694    29.3     2,656    30.2     (36.2)%       3,515    27.0     4,389    25.3     (19.9)%
                             ---------------   ---------------                 ---------------   ---------------
Total......................  $ 5,776   100.0%  $ 8,806   100.0%    (34.4)%     $13,019   100.0%  $17,328   100.0%    (24.9)%
                             ===============   ===============                 ===============   ===============

---------------
(1) Includes net sales of other designer eyewear and private label frames.

         Net sales in the 2003 Six Months were adversely affected by a general downturn in the optical frame business and the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability.

         Net sales reflect gross sales less a reserve for product returns established by the Company. The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for the 2002 Six Months and the 2003 Six Months amounted to 23% and 21% of gross sales, respectively. Historically, returns have been higher from independent optical retailers in the United States and lower from optical retail chains and international customers.

         GROSS PROFIT AND GROSS MARGIN. Gross profit decreased $0.9 million or 19.0% from the 2002 Quarter to the 2003 Quarter and $1.8 million or 17.8% from the 2002 Six Months to the 2003 Six Months due to lower unit sales and write-down of obsolete inventory. The gross margin increased from 58.0% in the 2002 Six Months to 63.5% in the 2003 Six Months due principally to adjustments to the reserve of obsolete inventory.

         SELLING EXPENSES. Selling expenses decreased $0.7 million or 26.5% from the 2002 Quarter to the 2003 Quarter and $1.1 million or 22.2% from the 2002 Six Months to the 2003 Six Months. The change in the second quarter was due primarily to decreases in premiums expense of $0.3 million and salaries of $0.2 million. The change in the six month periods was due primarily to decreases in salaries of $0.5 million, point of purchase expenses of $0.2 million and advertising expenses of $0.1, offset in part by a $0.2 million increase in promotions expense.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.6 million or 21.1% from the 2002 Quarter to the 2003 Quarter and $1.2 million or 20.2% from the 2002 Six Months to the 2003 Six Months. The change in the second quarter was due primarily to decreases of salaries of $0.3 million and operating lease expenses of $0.3 million. The change in the six months was due primarily to decreases in salaries of $0.6 million and operating lease expenses of $0.5 million. The operating lease expense decreases were due to the purchase of equipment and property, including the Company's computer system, which previously was leased, which purchase also had the effect of increasing depreciation and amortization expense.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased in the 2003 Six Months because of the additional equipment and property from the purchase of previously leased property and equipment.

         OTHER INCOME (EXPENSE), NET. The Company's sundry income increased $176,000 in the 2003 Quarter and $149,000 in the 2003 Six Months due to negotiated discounts of trade payables. Interest expense decreased in these periods due to declining market interest rates, principal paydowns and cessation of interest to on an obligation to a frame vender following a standstill agreement with the vendor. The Company recognized a gain of $0.5 million in the 2003 Quarter from the sale of the Dakota Smith Trademark.

         EXTRAORDINARY ITEM. The Company recognized an gain on the settlement of debt of $4.1 million in connection with its recapitalization.

         PROVISION (BENEFIT) FOR INCOME TAXES. The Company did not incur income tax expense with respect to its net income in the 2003 Six Months because of its net operating loss carryforwards. The Company believes that the recapitalization in April 2003 may have resulted in "ownership change" under the Internal Revenue Code, in which event the Company's utilization of the net operating loss carryforwards would be significantly limited.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's accounts receivable (net of allowance for doubtful accounts) decreased from $3.1 million at October 31, 2002 to $2.7 million at April 30, 2003 due to lower sales.

         The Company's inventories (net of obsolescence reserve) decreased from $5.5 million at October 31, 2002 to $4.5 million at April 30, 2003 as part of implementation of the Company's turnaround strategy to reduce inventory and improve inventory turnover by better matching frame purchases with customer orders and notwithstanding a decrease of $0.4 million in the reserve for obsolescent inventory as a result of inventory reductions.

         The Company retired most of its long-term debt as part of its recapitalization. At April 30, 2003, the Company's long-term debt included primarily: (i) a $3.0 term loan from HLIC; (ii) a $2.9 million credit facility from Bluebird; (iii) a $0.7 million note payable to a commercial bank secured by certain equipment, including the Company's computer system; and (iv) a note with a remaining principal balance of $340,000 delivered in connection with the repurchase of the Dakota Smith inventory sold to the purchaser of the Dakota Smith trademark. See Notes 5 and 6 of Notes to Consolidated Financial Statements and "Recent Recapitalization."

         Of the Company's accounts payable at April 30, 2003, $0.8 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at April 30, 2003.

         The Company's bad debt write-offs and recoveries were $28,601 and ($2,916) during the 2003 Six Months and 2002 Six Months, respectively. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

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

         NEED TO INCREASE REVENUES AND TO RETURN TO PROFITABILITY; GOING CONCERN QUALIFICATION

         The Company suffered material operating losses in its last four fiscal years, causing a significant deterioration in its financial condition. While the recapitalization significantly reduced the Company's shareholders' deficit, the Company continues to have a shareholders' deficit, which was $3.9 million at April 30, 2003. The Company's long-term viability will depend on its ability to return to profitability on a consistent basis.

         During the past several years, the Company has significantly reduced its general, administrative and other expenses to the extent that it does not believe further material reductions are possible. Accordingly, the ability of the Company to return to profitability will depend most significantly on its ability to increase its revenues. The Company's revenues during the past several years have been adversely affected by the significant downturn in the optical frame industry and its inability to hire a direct sales force sufficient to replace its distributor network following its conversion to direct sales in 2000. This problem has been exacerbated by the Company's impaired financial condition which in the Company's opinion resulted in retailers being reluctant to purchase large inventories of the Company's products due to concerns about the Company's viability. In addition, the Company's revenues were adversely impacted for some time following the September 11, 2001 tragedy. While the Company is hopeful that the recapitalization will generate greater customer confidence and increase its ability to hire qualified sales personnel, no assurance can be given that this will occur or that the Company will be able to generate materially greater revenues or to return to consistent profitability.

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

         COMPETITION

         The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., Marchon Eyewear, Inc., Marcolin S.p.A. and De Rigo S.p.A. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed far longer, and are significantly larger than the Company's. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains. De Rigo S.p.A. is also vertically integrated, in that it manufactures frames, distributes them throughout the world, and owns Dollond & Atchitson, one of the largert retail optical chains in the world.

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

         CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

         As of August 31, 2003, the directors and executive officers of the Company owned beneficially approximately 51% of the Company's outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

         NO DIVIDENDS ALLOWED

         As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At April 30, 2003, the Company had an accumulated deficit of $19.1 million. As a result, the Company will not be able to pay dividends for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

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

         FOREIGN CURRENCY RISKS. At any month-end during the quarter ended April 30, 2003, a maximum of $0.8 million were payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at April 30, 2003.

         International sales accounted for approximately 14% of the Company's net sales in the six months ended April 30, 2003. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (In United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

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

         During the quarter ended April 30, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.


                                    PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2003, the Company issued 1,200,000 shares of Series A 2% Convertible Preferred Stock to Bluebird Finance Limited, a British Virgin Islands corporation ("Bluebird"), for $800,000, or $0.67 per share. The Company issued the shares without registration under the Securities Act of 1933 in reliance on the exemption from registration under Section 4(2) of the Act as a transaction not involving any public offering. The purchaser represented that it was acquiring the shares for its own account for investment purposes and was an accredited investor, and the Company used no general advertising or solicitation in the offering. No underwriters or brokers were involved in the transaction.

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

         In April 2003, the Company issued warrants to purchase 100,000 shares of Common Stock to Home Loan and Investment Company ("HLIC") in connection with the $3.5 million credit facility provided by HLIC to the Company. The Company issued the warrants without registration under the Securities Act of 1933 in reliance on the exemption from registration under Section 4(2) of the Act as a transaction not involving any public offering. HLIC represented that it was acquiring the warrants for its own account for investment purposes and was an accredited investor, and the Company used no general advertising or solicitation in the offering. No underwriters or brokers were involved in the transaction.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company was in default under its bank credit facility during the quarter ended April 30, 2002. This credit facility was paid off in April 2003 and, as of April 30, 2003, the Company was not in default under any credit facility.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         See Exhibit Index Attached

         Reports on Form 8-K

                   Form 8-K dated February 6, 2003 (Item 5)

                   Form 8-K dated April 21, 2003 (Item 5)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    September 4, 2003                          SIGNATURE EYEWEAR, INC.


                                                    By: /s/ Michael Prince
                                                        -----------------------
                                                        Michael Prince
                                                        Chief Executive Officer
                                                        Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBIT
NUMBER          EXHIBIT DESCRIPTION
-------         -------------------

31.1            Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1            Certification Pursuant to 18 U.S.C.ss.1350