Form 10-Q
period 2003-07-31
SIGNATURE EYEWEAR INC
filed 2003-10-08
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended July 31, 2003

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

            State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,976,889 shares issued and outstanding as of September 30, 2003.

================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION                                             PAGE
                                                                            ----
Item 1    Financial Statements                                                3

          Consolidated Balance Sheets                                         3

          Consolidated Statements of Income                                   5

          Consolidated Statements of Cash Flows                               7

          Notes to the Consolidated Financial Statements                      9

Item 2    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                           20

Item 3    Quantitative and Qualitative Disclosures about Market Risk         29

Item 4    Controls and Procedures                                            29

PART II   OTHER INFORMATION                                                  30

Item 6    Exhibits and Reports on Form 8-K                                   30

PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                  JULY 31, 2003 (UNAUDITED) AND OCTOBER 31, 2002
================================================================================


                                     ASSETS



                                                                 July 31,        October 31,
                                                                   2003             2002
                                                               ------------     ------------
                                                                (unaudited)
CURRENT ASSETS
     Cash and cash equivalents, including restricted cash
          of $90,546 (unaudited) and $127,946                  $  1,091,606     $  1,077,388
     Accounts receivable - trade, net of allowance for
          doubtful accounts of $525,043 (unaudited) and
          $543,884                                                2,543,227        3,142,949
     Inventories, net of reserves for obsolete inventories
          of $2,250,628 (unaudited) and $2,799,940                4,636,579        5,514,702
     Income taxes refundable                                          2,704            2,704
     Promotion products and material                                168,826           87,912
     Prepaid expenses and other current assets                       47,446           49,862
                                                               ------------     ------------

          Total current assets                                    8,490,388        9,875,517

PROPERTY AND EQUIPMENT, net                                       1,465,248        1,825,085
TRADEMARK, net of accumulated amortization of
      $0 (unaudited) and $16,882                                         --          130,897
DEPOSITS AND OTHER ASSETS                                           115,633          112,706
                                                               ------------     ------------
                 TOTAL ASSETS                                  $ 10,071,269     $ 11,944,205
                                                               ============     ============











   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                  JULY 31, 2003 (UNAUDITED) AND OCTOBER 31, 2002
================================================================================



                      LIABILITIES AND SHAREHOLDERS' DEFICIT



                                                                 July 31,        October 31,
                                                                   2003             2002
                                                               ------------     ------------
                                                                (unaudited)
CURRENT LIABILITIES
     Accounts payable - trade                                  $  3,988,440     $  7,108,449
     Accrued expenses and other current liabilities               1,681,166        1,980,003
     Reserve for customer returns                                 1,214,478        2,286,934
     Line of credit                                                      --        2,317,134
     Current portion of long-term debt                              537,299        5,533,149
                                                               ------------     ------------

          Total current liabilities                               7,421,383       19,225,669

LONG-TERM DEBT, net of current portion                            7,035,291        1,714,981
                                                               ------------     ------------

                 Total liabilities                               14,456,674       20,940,650
                                                               ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
          5,000,000 shares authorized
          0 (unaudited) and 0 shares issued and
            outstanding                                                  --               --
          Series A 2% convertible preferred stock, $0.001
            par value
          1,360,000 shares authorized
          1,200,000 (unaudited) and 0 shares issued and
          outstanding                                                 1,200               --
     Common stock, $0.001 par value
          30,000,000 shares authorized
          5,556,889 (unaudited) and 5,556,889 shares
          issued and outstanding                                      5,557            5,557
     Additional paid-in capital                                  15,231,421       14,432,621
     Accumulated deficit                                        (19,623,583)     (23,434,623)
                                                               ------------     ------------

                 Total shareholders' deficit                     (4,385,405)      (8,996,445)
                                                               ------------     ------------

                 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $ 10,071,269     $ 11,944,205
                                                               ============     ============











   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED)
================================================================================



                                         For the Three Months Ended          For the Nine Months Ended
                                                  July 31,                            July 31,
                                       ------------------------------      ------------------------------
                                           2003              2002              2003              2002
                                       ------------      ------------      ------------      ------------
                                        (unaudited)       (unaudited)       (unaudited)       (unaudited)

NET SALES                              $  6,302,153      $  8,188,296      $ 19,320,848      $ 25,516,168
COST OF SALES                             2,300,725         3,665,934         7,047,360        10,937,117
                                       ------------      ------------      ------------      ------------

GROSS PROFIT                              4,001,428         4,522,362        12,273,488        14,579,051
                                       ------------      ------------      ------------      ------------

OPERATING EXPENSES
    Selling                               2,157,717         2,084,221         5,956,337         6,974,833
    General and administrative            1,989,737         2,923,541         6,602,780         8,706,662
    Depreciation and amortization            43,161           107,091           362,255           326,988
                                       ------------      ------------      ------------      ------------

Total operating expenses                  4,190,615         5,114,853        12,921,372        16,008,483
                                       ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                       (189,187)         (592,491)         (647,884)       (1,429,432)
                                       ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
    Sundry income (expense)                   2,333           (21,906)          204,659            31,173
    Interest expense, net                  (152,090)         (161,880)         (302,946)         (549,062)
    Gain on sale of trademark                    --                --           469,103                --
                                       ------------      ------------      ------------      ------------

Total other income (expense)               (149,757)         (183,786)          370,816          (517,889)
                                       ------------      ------------      ------------      ------------

LOSS BEFORE PROVISION FOR INCOME
    TAXES AND GAIN (LOSS) ON
    EXTRAORDINARY ITEMS                    (338,944)         (776,277)         (277,068)       (1,947,321)
PROVISION FOR INCOME TAXES                    9,975               800            10,579               690
                                       ------------      ------------      ------------      ------------

LOSS BEFORE GAIN (LOSS) ON
    EXTRAORDINARY ITEMS                    (348,919)         (777,077)         (287,647)       (1,948,011)

EXTRAORDINARY ITEMS
    Gain (loss) on extinguishment
    of debt                                 (45,164)               --         4,098,687                --
                                       ------------      ------------      ------------      ------------

NET INCOME (LOSS)                      $   (394,083)     $   (777,077)     $  3,811,040      $ (1,948,011)
                                       ============      ============      ============      ============




   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED)
================================================================================



                                         For the Three Months Ended          For the Nine Months Ended
                                                  July 31,                            July 31,
                                       ------------------------------      ------------------------------
                                           2003              2002              2003              2002
                                       ------------      ------------      ------------      ------------
                                        (unaudited)       (unaudited)       (unaudited)       (unaudited)

BASIC AND DILUTED EARNINGS
    (LOSS) PER SHARE
        Before extraordinary items     $      (0.06)     $      (0.14)     $      (0.05)     $      (0.36)
        Extraordinary items                   (0.01)               --              0.74                --
                                       ------------      ------------      ------------      ------------

        TOTAL BASIC AND DILUTED
         EARNINGS (LOSS) PER SHARE     $      (0.07)     $      (0.14)     $       0.69      $      (0.36)
                                       ============      ============      ============      ============

WEIGHTED-AVERAGE COMMON
     SHARES OUTSTANDING                   5,556,889         5,556,889         5,556,889         5,465,314
                                       ============      ============      ============      ============















   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED)
================================================================================



                                                                          2003              2002
                                                                      ------------      ------------
                                                                       (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                 $  3,811,040      $ (1,948,011)
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
              Depreciation and amortization                                362,255           326,988
              Gain on sale of trademark                                   (469,103)
              Gain on extinguishment of debt                             4,098,687                --
              (Increase) decrease in
                   Accounts receivable - trade                             599,722         3,170,255
                   Inventories                                             878,123         3,228,756
                   Income taxes refundable                                      --            (2,704)
                   Promotional products and material                       (80,914)          108,461
                   Prepaid expenses and other current assets                 2,416           (79,315)
                   Deposits and other assets                                (2,927)           (1,816)
              Decrease in
                   Accounts payable - trade                             (5,418,009)       (3,576,442)
                   Accrued expenses and other current liabilities         (475,987)         (836,392)
                   Reserve for customer returns                         (1,072,456)               --
                                                                      ------------      ------------

Net cash provided by operating activities                                2,232,847           389,780
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                      (2,418)          (48,720)
    Cash received from sale of USA Optical                                      --           500,000
    Proceeds from sale of trademark                                        600,000                --
                                                                      ------------      ------------

Net cash provided by investing activities                                  597,582           451,280
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease on line of credit                                      (2,787,290)         (861,297)
    Payments on long-term debt                                            (828,921)         (784,727)
    Cash received from the sale of preferred stock                         800,000                --
                                                                      ------------      ------------

Net cash used in financing activities                                   (2,816,211)       (1,646,024)
                                                                      ------------      ------------

Net increase (decrease) in cash and cash equivalents                        14,218          (804,964)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,077,388         1,443,496
                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  1,091,606      $    638,532
                                                                      ============      ============


   The accompanying notes are an integral part of these financial statements.

                                          SIGNATURE EYEWEAR, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002 (UNAUDITED)
================================================================================



                                                                          2003              2002
                                                                      ------------      ------------
                                                                       (unaudited)       (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                                     $    229,183      $    391,649
                                                                      ============      ============

    INCOME TAXES PAID                                                 $     58,982      $      3,394
                                                                      ============      ============



SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
During the nine months ended July 31, 2003, cash from operations and financing activities exclude the effect of a gain on extinguishment of debt, accounts payable, and accrued expenses of $4,098,687.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  October 31, 2002 and July 31, 2003 (unaudited)
--------------------------------------------------------------------------------

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


NOTE 2 - RESTRUCTURING OF DEBT

         In April 2003, the Company entered into various agreements with certain of its creditors and commercial banks, which resulted in the restructuring of its capital structure. As a result, the Company recognized a gain on extinguishment of debt of $4,098,687, net of related expense of $188,685. This gain has been recorded as an extraordinary item in the financial statements. Income taxes are not allocable to this gain as the Company has net operating losses to offset this gain.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  October 31, 2002 and July 31, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2002. The results of operations for the nine months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31, 2003.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  October 31, 2002 and July 31, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Earnings per Share
         ------------------
         The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any dilutive shares for the three or nine months ended July 31, 2003 and 2002.

         The following potential common shares have been excluded from the computations of diluted loss per share for the three and nine months ended July 31, 2003 and 2002 because the effect would have been anti-dilutive:

                             For the Three Months EndedFor the Nine Months Ended
                                     July 31,                  July 31,
                             ------------------------  ------------------------
                                 2003         2002         2003         2002
                             -----------  -----------  -----------  -----------
                             (unaudited)  (unaudited)  (unaudited)  (unaudited)

           Stock options         346,700      410,800      275,600      410,800
           Warrants               50,000      230,000      150,000      230,000
                             -----------  -----------  -----------  -----------

             Total               396,700      640,800      425,600      640,800
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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  October 31, 2002 and July 31, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at October 31, 2002 and July 31, 2003 consisted of the following:

                                                                         July 31,       October 31,
                                                                           2003            2002
                                                                       ------------    ------------
                                                                        (unaudited)
         Office furniture and equipment                                $    912,756    $    912,756
         Computer equipment                                               1,485,344       1,472,556
         Software                                                         1,121,288       1,121,288
         Machinery and equipment                                            430,310         440,680
         Machinery and equipment held under capital
             lease agreements                                               294,609         294,609
         Leasehold improvements                                           1,195,190       1,195,190
                                                                       ------------    ------------
                                                                          5,439,497       5,437,079
         Less accumulated depreciation and amortization (including
             accumulated depreciation and amortization of $262,492
             (unaudited) and $231,022 for equipment under capital
             lease agreement)                                             3,974,249       3,611,994
                                                                       ------------    ------------

                  Total                                                $  1,465,248    $  1,825,085
                                                                       ============    ============

         Depreciation and amortization expense was $362,255 (unaudited) and $326,988 (unaudited) for nine months ended July 31, 2003 and 2002, respectively, (including depreciation and amortization expense of $31,470 (unaudited) and $86,790 (unaudited), respectively, on machinery and equipment held under capital leases).


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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  October 31, 2002 and July 31, 2003 (unaudited)
--------------------------------------------------------------------------------

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

         As further consideration for the credit facility, the Company also granted HLIC warrants to purchase 100,000 shares of common stock. The warrants vest immediately, expire on July 31, 2008, and have an exercise price of $0.67 per share.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  October 31, 2002 and July 31, 2003 (unaudited)
--------------------------------------------------------------------------------

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


NOTE 6 - LONG-TERM DEBT

         Long-term debt at October 31, 2002 and July 31, 2003 consisted of the following:

                                                                                 July 31,    October 31,
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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  October 31, 2002 and July 31, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (Continued)

                                                                                 July 31,    October 31,
                                                                                   2003          2002
                                                                               -----------   -----------
                                                                               (unaudited)
             Note payable to lessor of the Company's principal offices and warehouse in the original amount of $240,000, unsecured,
                 payable in monthly installments of $4,134, including
                 interest at 10%
                 per annum, maturing on May 1, 2005.                           $    85,323   $   112,541

             Note payable to lessor of the Company's principal offices and warehouse, unsecured, payable in monthly installments of
                 $3,757, including interest
                 at 8% per annum, maturing on May 1, 2005.                          76,636        89,405

             Note payable to California Design Studio, Inc. ("CDS"),
                 unsecured, payable in monthly installments of between
                 $8,333 and $17,042, with a final payment of any principal
                 plus interest remaining in May 2007, including interest at
                 7% per annum, maturing on May 23, 2007. In February 2003,
                 the Company paid $500,000 to settle all liabilities with
                 CDS, including this note and the obligation assumed in
                 conjunction with the acquisition of CDS and
                 extension of the consulting agreement.                                --        938,258

             Obligation assumed in conjunction with acquisition of CDS and extension of consulting agreement, payable in monthly
                 installments of $15,000, including interest imputed at 10%
                 per annum, maturing on July 1, 2003. This obligation was
                 settled in January 2003.                                              --        104,876

             Note payable to commercial bank, secured by certain property and equipment, bearing interest at 4% per annum, payable
                 in 39 monthly installments of $13,812, commencing March
                 31, 2003, with the remaining principal and accrued
                 interest
                 due and payable in full on February 28, 2008.                     693,516       750,000

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  October 31, 2002 and July 31, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (Continued)

                                                                                 July 31,    October 31,
                                                                                   2003          2002
                                                                               -----------   -----------
                                                                               (unaudited)
             Liability for machinery and equipment under various capital lease agreements, secured by certain machinery and
                 equipment, bearing interest ranging from 8.19% to 11.4%
                 per annum, maturing through August 2004. In March and
                 April 2003, the Company paid $58,162 in full settlement of
                 $89,550 of
                 this liability.                                               $    37,115   $   149,903

             Term note payable to Home Loan credit facility in the original amount of $3,000,000, secured by substantially all of the
                 assets of the Company, bearing interest at 10% per annum,
                 payable in
                 full in April 2008.                                             3,000,000           --

             Credit facility from Bluebird of up to $4,150,000, which
                 includes a $2,900,000 revolving credit line, secured by
                 all of the assets of the Company, bearing interest at 5%
                 per annum, payable annually for the first two years, with
                 payments of principal and interest of $72,500 every three
                 months on a 10-year period
                 commencing July 1, 2005.                                        2,900,000           --

             Credit facility from Home Loan, secured by substantially all of the Company's assets, bearing interest at 12% per
                 annum, payable
                 in full in April 2008.                                            500,000           --

             Non-bearing-interest note payable to a licensor in the
                 original amount of $400,000, secured by the related
                 inventory, payable in 11 payments of $30,000 and one
                 payment of $70,000,
                 maturing in March 2004.                                           280,000           --
                                                                               -----------   -----------

                                                                                 7,572,590     7,248,130
             Less current portion                                                  537,299     5,533,149
                                                                               -----------   -----------

                      Long-term portion                                        $ 7,035,291   $ 1,714,981
                                                                               ===========   ===========

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  October 31, 2002 and July 31, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (Continued)

         Future maturities of long-term debt at July 31, 2003 were as follows:

                   12 Months
                      Ending
                     July 31,
                  (unaudited)

                      2004                              $    537,299
                      2005                                   418,457
                      2006                                   831,441
                      2007                                 1,019,690
                      2008                                 1,061,197
                      Thereafter                           3,704,506
                                                        ------------
                           Total                        $  7,572,590
                                                        ============


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Frame Purchase Agreement
         ------------------------
         In conjunction with the asset acquisition of CDS, the Company entered into a purchase agreement with one of CDS' frame vendors, whereby the Company agreed to purchase the following amounts of eyeglass frames during the periods indicated: (i) $2,400,000 from the closing of the acquisition through July 31, 2000; (ii) $3,000,000 during the 12 months ending July 31, 2001; and (iii) $3,000,000 during the 12 months ending July 31, 2003. The Company did not meet the minimum purchase requirement for the year ended July 31, 2002, or for the period through July 31, 2003. In April 2003, the Company paid $2,350,000 to retire all obligations with this frame vendor and terminate this frame purchase agreement.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  October 31, 2002 and July 31, 2003 (unaudited)
--------------------------------------------------------------------------------

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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  October 31, 2002 and July 31, 2003 (unaudited)
--------------------------------------------------------------------------------

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

         The holders of the Series A Preferred do not have voting rights, except as required by law, provided, however, that at any time two dividend payments are not paid in full, the Board of Directors will be increased by two and the holders of the Series A Preferred, voting as a single class, will be entitled to elect the additional directors. Bluebird received demand and piggyback registration rights for the shares of common stock into which Series A Preferred may be converted. At July 31, 2003, dividends in arrears were approximately $4,000 (unaudited).

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

RECENT RECAPITALIZATION

            In April 2003 the Company completed a recapitalization which materially impacted its financial condition. The key elements of the recapitalization and certain other material transactions to date in fiscal 2003:

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

            Bluebird Credit Facility. The Company obtained from Bluebird a credit facility of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the amount of $2,900,000 and support for the $1,250,000 letter of credit securing the HLIC credit facility. The loan bears interest at the rate of 5% per annum, payable annually for the first two years, with payments of principal and interest on a 10-year amortization schedule commencing in the third year, and is due and payable in April 2015. Bluebird's loan commitment will be reduced by $72,500 in July 2005 and by the same amount every three months thereafter. This loan is subordinate to the HLIC credit facility. The Company must comply with certain covenants including among others that without the consent of Bluebird it may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business, or enter into any merger or similar reorganization.

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

            Sale/License Back of Dakota Smith Trademark. In February 2003, the Company completed a "sale/license back" of its "Dakota Smith" trademark. In the transaction, the Company sold to an unaffiliated entity all of its rights to the "Dakota Smith" trademark and its Dakota Smith Eyewear inventory for $1,000,000. Concurrently, the Company entered into a three-year exclusive license agreement, with a two-year renewal option, to use the trademark for eyeglass frames sold and distributed in the United States and certain other countries. Signature also repurchased the Dakota Smith inventory for a non-interest bearing promissory note in the amount of $400,000 payable in monthly installments through March 2004 and secured by the Company's Dakota Smith inventory.

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

            Following many years of profitability, the Company incurred operating losses in each of its last four fiscal years. and for the nine months ended July 31, 2003. The principal reason for these losses was the change in October 1999 by the Company in its method of distributing its products to independent optical retailers in the United States from distributors to a direct sales force. In addition, in fiscal 2001 and the first quarter of fiscal 2002, the Company's revenues were adversely affected by a general downturn in the optical frame business, the aftermath of the September 11th World Trade Center tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the discontinuation of certain product lines. The aftermath of the September 11 tragedy included reduced sales orders resulting in inventory build-up, slowed collection of accounts receivable and higher return rates due to the uncertain future retail environment.

RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                   JULY 31               JULY 31
                                                               ---------------       ---------------
                                                               2003       2002       2003       2002
                                                               ----       ----       ----       ----
Net sales ................................................    100.0%     100.0%     100.0%     100.0%
Cost of sales ............................................     36.5       44.8       36.5       42.9
                                                              -----      -----      -----      -----
Gross profit .............................................     63.5       55.2       63.5       57.1
                                                              -----      -----      -----      -----
Operating expenses:
     Selling .............................................     34.2       25.5       30.8       27.3
     General and administrative ..........................     31.6       35.7       34.2       34.1
     Depreciation and amortization .......................      0.7        1.3        1.9        1.3
                                                              -----      -----      -----      -----
             Total operating expenses ....................     66.5       62.5       66.9       62.7
                                                              -----      -----      -----      -----
 Income (loss) from operations ...........................     (3.0)      (7.2)      (3.4)      (5.6)
                                                              -----      -----      -----      -----
 Other income (expense), net .............................     (2.4)      (2.2)       1.9       (2.0)
                                                              -----      -----      -----      -----
 Income (loss) before provision for income taxes .........     (5.4)      (9.5)      (1.4)      (7.6)
                                                              -----      -----      -----      -----
 Provision (benefit) for income taxes ....................     (0.2)      --         (0.1)      --
 Gain on extinguishment of debt ..........................     (0.7)      --         21.2       --
                                                              =====      =====      =====      =====
 Net income (loss) .......................................     (6.3)%     (9.5)%     19.7%      (7.6)%
                                                              =====      =====      =====      =====

            NET SALES. Net sales decreased by $1.8 million or 23.0% from the quarter ended July 31, 2002 (the "2002 Quarter") to the quarter ended July 31, 2003 (the "2003 Quarter") and $6.2 million or 24.3% from the nine months ended July 31, 2002 (the "2002 Nine Months") to the nine months ended July 31, 2003 (the "2003 Nine Months"). The following table shows certain information regarding net sales for the periods indicated:

                                THREE MONTHS ENDED JULY 31                         NINE MONTHS ENDED JULY 31
                        ----------------------------------------            ----------------------------------------
                                2003                2002           CHANGE          2003                 2002            CHANGE
                        -------------------  -------------------            -------------------  -------------------
Laura Ashley Eyewear    $ 1,807       28.7%  $ 2,965       36.2%   (39.1)%  $ 6,115       31.6%  $ 8,765       34.4%    (30.2)%
Eddie Bauer Eyewear       1,625       25.8     2,302       28.1    (29.4)%    4,886       25.3     6,960       27.3     (29.8)%
Nicole Miller ......        882       14.0     1,120       13.7    (21.3)%    2,831       14.7     3,605       14.1     (21.5)%
Other Sales (1) ....      1,988       31.5     1,801       22.0     10.4 %    5,489       28.4     6,186       24.2     (11.3)%
                        -------     -------  -------     -------            -------     -------  -------    --------
Total ..............    $ 6,302      100.0%  $ 8,188      100.0%   (23.0)%  $19,321      100.0%  $25,516      100.0%    (24.3)%
                        =======     =======  =======     =======            =======     =======  =======    ========

(1) Includes net sales of other designer eyewear and private label frames.

            Net sales in the 2003 Nine Months were adversely affected by a continued general downturn in the optical frame business and the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability.

            Net sales reflect gross sales less a reserve for product returns established by the Company. The Company has a product return policy, which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for the 2002 Nine Months and the 2003 Nine Months amounted to 22% and 21% of gross sales, respectively. Historically, returns have been higher from independent optical retailers in the United States and lower from optical retail chains and international customers.

            GROSS PROFIT AND GROSS MARGIN. Gross profit decreased $0.5 million or 11.5% from the 2002 Quarter to the 2003 Quarter and $2.3 million or 15.9% from the 2002 Nine Months to the 2003 Nine Months due to lower unit sales and write-down of obsolete inventory. The gross margin increased from 57.1% in the 2002 Nine Months to 63.5% in the 2003 Nine Months due principally to adjustments to the reserve for obsolete inventory.

            SELLING EXPENSES. Selling expenses increased 3.5% from the 2002 Quarter to the 2003 Quarter and decreased $1.0 million or 14.62% from the 2002 Nine Months to the 2003 Nine Months. The increase in the quarter was due primarily to small increases in advertising, freight, convention and promotion expenses offset in part by a small decrease in salaries. The decrease in the nine months was due primarily to decreases in salaries of $0.8 million, point of purchase expenses of $0.2 million and premium expenses of $0.5 million offset in part by increases of $0.3 million in promotions expense and $0.2 in royalties.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.9 million or 31.9% from the 2002 Quarter to the 2003 Quarter and $2.1 million or 24.2% from the 2002 Nine Months to the 2003 Nine Months. The change in the quarter was due primarily to decreases in salaries of $0.4 million, operating lease expenses of $0.3 million and bad debt of $0.1 million. The change in the nine months was due primarily to decreases in salaries of $1.0 million, operating lease expenses of $0.7 million and bank charges of $0.2 million. The operating lease expense decreases were due to the purchase of equipment and property, including the Company's computer system, which previously was leased, which purchase also had the effect of increasing depreciation and amortization expense.

            DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased in the 2003 Quarter because of sale of the Dakota Smith trademark in February 2003.

            OTHER INCOME (EXPENSE), NET. The Company's sundry income increased $173,000 in the 2003 Quarter due to negotiated discounts of trade payables principally during the quarter ended April 30, 2003. Interest expense decreased in these periods due to declining market interest rates, principal pay-downs and cessation of interest on an obligation to a frame vender following a standstill agreement with the vendor. The Company recognized a gain of $0.5 million in quarter ended April 30, 2003 from the sale of the Dakota Smith trademark.

            EXTRAORDINARY ITEM. During the quarter ended April 30, 2003, the Company recognized a gain on the settlement of debt of $4.1 million in connection with its recapitalization.

            PROVISION (BENEFIT) FOR INCOME TAXES. The Company did not incur income tax expense with respect to its net income in the 2003 Nine Months because of its net operating loss carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            The Company's accounts receivable (net of allowance for doubtful accounts) decreased from $3.1 million at October 31, 2002 to $2.5 million at July 31, 2003 primarily due to lower sales.

            The Company's inventories (net of obsolescence reserve) decreased from $5.5 million at October 31, 2002 to $4.6 million at July 31, 2003 as a result of sell-off of obsolete inventories and the need for lower inventories as sales declined, and occurred notwithstanding a decrease of $0.7 million in the reserve for obsolescent inventory as a result of inventory reductions.

            The Company retired most of its long-term debt as part of its recapitalization. At July 31, 2003, the Company's long-term debt included primarily: (i) a $3.5 million credit facility from HLIC; (ii) a $2.9 million credit facility from Bluebird; (iii) a $0.7 million note payable to a commercial bank secured by certain equipment, including the Company's computer system; and
(iv) a note with a remaining principal balance of $280,000 delivered in connection with the repurchase of the Dakota Smith inventory sold to the purchaser of the Dakota Smith trademark. See Notes 5 and 6 of Notes to Consolidated Financial Statements and "Recent Recapitalization."

            Of the Company's accounts payable at July 31, 2003, $0.7 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at July 31, 2003.

            The Company's bad debt write-offs and recoveries were $28,601 and ($2,916) during the 2003 Nine Months and 2002 Nine Months, respectively. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

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

            NEED TO INCREASE REVENUES AND TO RETURN TO PROFITABILITY; GOING CONCERN QUALIFICATION

            The Company suffered material operating losses in its last four fiscal years, causing a significant deterioration in its financial condition. While the recapitalization significantly reduced the Company's shareholders' deficit, the Company continues to have a shareholders' deficit, which was $4.4 million at July 31, 2003. The Company's long-term viability will depend on its ability to return to profitability on a consistent basis.

            The ability of the Company to return to profitability will depend primarily on its ability to increase its revenues. The Company's revenues during the past several years have been adversely affected by the significant downturn in the optical frame industry and its inability to hire a direct sales force sufficient to replace its distributor network following its conversion to direct sales in 2000. This problem has been exacerbated by the Company's impaired financial condition which in the Company's opinion resulted in retailers being reluctant to purchase large inventories of the Company's products due to concerns about the Company's viability. In addition, the Company's revenues were adversely impacted for some time following the September 11, 2001 tragedy. While the Company is hopeful that the recapitalization will generate greater customer confidence and increase its ability to hire qualified sales personnel, no assurance can be given that this will occur or that the Company will be able to generate materially greater revenues or to return to consistent profitability.

            SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY AND EDDIE BAUER LICENSES

            Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 60% and 62% of the Company's net sales in fiscal years 2001 and 2002, respectively. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of Nicole Miller Eyewear, Dakota Smith Eyewear, bebe eyes and its Signature line, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Laura Ashley license is automatically renewed through January 2008 so long as the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. Laura Ashley may also terminate the license agreement if minimum sales requirements are not met in any two years. The Company did not meet the minimum sales requirement for the license year ended January 2003, but Laura Ashley waived noncompliance. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2005, but may be renewed by the Company at least through 2007 so long as the Company is not in material default and meets certain minimum royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

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

            CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

            As of September 30, 2003, the directors and executive officers of the Company owned beneficially approximately 51% of the Company's outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

            NO DIVIDENDS ALLOWED

            As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At July 31, 2003, the Company had an accumulated deficit of $19.1 million. As a result, the Company will not be able to pay dividends for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

            POSSIBLE ANTI-TAKEOVER EFFECTS

            The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The Company issued 1,200,000 shares of Series A Preferred in the recapitalization, and has no present intention to issue any other series of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, which may depress the market value of the Common Stock. In addition, each of the Laura Ashley, Hart Schaffner & Marx, Eddie Bauer and bebe licenses allows the licensor to terminate its license upon certain events which under the license are deemed to result in a change in control of the Company unless the change of control is approved by the licensor. The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

            FOREIGN CURRENCY RISKS. At any month-end during the quarter ended July 31, 2003, a maximum of $0.7 million were payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at July 31, 2003.

            International sales accounted for approximately 14% of the Company's net sales in the nine months ended July 31, 2003. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (In United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

            INTEREST RATE RISK. The Company's credit facilities existing at July 31, 2003 had fixed interest rates. See "Subsequent Events." Accordingly, the Company does not believe it is subject to material interest rate risk.

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

ITEM 4--CONTROLS AND PROCEDURES

            The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company's disclosure controls and procedures reasonably ensure that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

            There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.
                                OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            See Exhibit Index Attached

            Reports on Form 8-K

                         None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 5, 2003                     SIGNATURE EYEWEAR, INC.


                                          By: /s/ Michael Prince
                                              ----------------------------------
                                              Michael Prince
                                              Chief Executive Officer
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number      Exhibit Description
--------------      -------------------

31.1                Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1                Certification Pursuant to 18 U.S.C. Section 1350