Form 10-K
period 2003-10-31
SIGNATURE EYEWEAR INC
filed 2004-03-19
CIK 1036292

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

   [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

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
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                              498 NORTH OAK STREET
                           INGLEWOOD, CALIFORNIA 90302
          (Address of Principal Executive Offices, including ZIP Code)

                                 (310) 330-2700
               Registrant's Telephone Number, Including Area Code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                                         NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act). Yes ..... No |X|...

            On January 31, 2004, the Registrant had 5,976,889 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 3,320,367 shares of Common Stock held by non-affiliates of the Registrant as of January 31, 2004 was $531,259.
================================================================================

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

ITEM 1--BUSINESS

GENERAL

            Signature Eyewear, Inc. ("Signature" or the "Company") designs, markets and distributes prescription eyeglass frames and sunglasses, primarily under exclusive licenses for Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, Nicole Miller Eyewear, bebe eyes and Dakota Smith, as well as its proprietary Signature line. The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Frames in the Laura Ashley Eyewear line are feminine and classic, and are positioned in the medium to mid-high price range. The Eddie Bauer Eyewear collection offers men's and women's styles, and is positioned in the medium-price segment of the brand-name prescription eyewear market. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 63% and 57% of the Company's net sales in fiscal 2002 and fiscal 2003, respectively.

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

2003 RECAPITALIZATION

            The Company suffered material operating losses in its last four fiscal years, causing a significant deterioration in its financial condition. At October 31, 2002, the Company's stockholders' deficit was $9.0 million. The Company had been in default under its bank credit facility since the fourth quarter of fiscal 2000 and since December 2000 had operated under a forbearance agreement from the bank. The Company also had a forbearance agreement from a frame vendor for an obligation in the amount of approximately $5.9 million. In April 2003 the Company completed a recapitalization involving a refinancing of its credit facility, an equity capital infusion and a change of management and a reconstitution of the Board of Directors. The key elements of the recapitalization included the following:

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

            Sale of Stock by Weiss Family Trust. The Weiss Family Trust, the principal shareholder of the Company, sold all of the shares of the Common Stock of the Company which it held (2,075,337 shares, representing approximately 37% of the outstanding Common Stock of the Company) for $0.012 per share. Dartmouth purchased 1,600,000 shares and Michael Prince purchased 475,337 shares. Dartmouth, which is wholly owned by Richard M. Torre, is now the largest shareholder of the Company holding approximately 26.8% of the outstanding Common Stock of the Company. Dartmouth has agreed with Bluebird that until April 2008 it will not sell or transfer any of these shares without the prior consent of Bluebird.

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

            The recapitalization significantly improved the Company's financial condition and liquidity through decreasing the shareholders deficit by approximately $5.7 million, increasing capital, reducing liabilities and replacing current obligations with long-term obligations. Although the Company continues to have a stockholders' deficit, the Company believes that for at least fiscal 2004, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, it will be able pay its debts and obligations as they mature. However, the Company's long-term viability will depend on its ability to return to profitability on a consistent basis, which will depend in part on its ability to increase revenues.

            See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the recapitalization.

BUSINESS STRATEGY

            Following the recapitalization, the Company changed its business strategy to focus its efforts primarily on increasing revenues. As part of its turnaround strategy during the prior two years, the Company had significantly reduced its general, administrative and other expenses . The Company has continued to reduce its operating expenses. However, the Company believes that its ability to return to profitability will depend mostly on its ability to increase revenues.

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

INDUSTRY OVERVIEW(1)

            THE OPTICAL MARKET. After several years of steady, albeit slowing growth in the late 1990's, optical retail sales in the United States experienced a substantial slowdown in 2001 that has only recently begun to show signs of subsiding. Retail sales of all eyewear products - including contact lenses, sunglasses, clip-ons, lenses, lens treatments, and prescription frames - totaled $15.8 billion in 2001, a decrease of 4% from $16.5 billion in 2000. It was the first time since 1998 that retail sales of eyewear products was less than $16 billion. For 2002, preliminary numbers indicate a slight (2%) increase, with retail sales inching up to $16.2 billion. But while industry observers are hopeful for a sales rebound in 2003, trends set into motion in 2001 continue to make the optical industry - particularly the frame portion of the market - a challenging business.

            Perhaps the biggest single factor on the optical industry and the frame category is the move to value, led by the mass merchandiser category. Among the four channels of eyewear sales, the mass merchandiser/warehouse clubs are only growing segment, with a 13% increase in retail sales in 2001 to nearly $1 billion in sales ($976 million in sales, 6% share of market). Other channels have sales declines. The independent optical retailers (optometrists, opticians and ophthalmologists with one or two stores) had $9 billion in sales, or 57% of the market. Optical chains (including Pearle and LensCrafters), had $5.4 billion and a 34% share, with HMO/hospitals $413 million and a 3% share. Characterized by lower-priced product, the mass merchandiser/warehouse club category continues to grow: preliminary estimates show an increased share of market in 2002, with Wal-Mart and Costco optical solidly positioned among the top six optical retailers in the U.S.

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

            THE OPTICAL CUSTOMER: Even in a sluggish optical market, the number of potential eyewear customers remains large. With a U.S. population of 278 million in 2001, approximately 169 million people require some type of vision

-----------------------
(1) Unless otherwise noted, all the data in this Industry Overview section relates to the eyewear market in the United States. The source for this data is the 2002 U.S. Optical Industry Handbook published by Jobson Publishing Corporation in March 2002.

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

                    CURRENT AGE BREAKDOWN OF U.S. POPULATION
                    AND PROJECTED GROWTH 2001-2005, 2005-2010

               2001 POPULATION     PROJECTED GROWTH      PROJECTED GROWTH
   AGE         (IN THOUSANDS)         2001-2005              2005-2010
----------     ---------------     ----------------      ----------------
   0-14            59,000                 -3%                   3%
  15-24            39,000                5.1%                 4.9%
  25-44            81,000               -2.5%                -2.5%
  45-64            63,000                9.5%                14.5%
65 and up          35,000                2.9%                11.1%
               ---------------     ----------------      ----------------
  Total           278,000                3.2%                 3.8%
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

            FRAME DESIGN. The Company's frame styles are developed by its in-house design team, which works in close collaboration with many respected frame manufacturers throughout the world to develop unique designs and technologies. Initially, each of the Company's frame designers works individually with a factory to develop new design concepts. Once the factory develops a prototype, the designer presents the style to the Company's frame committee for approval. Once approved, Signature then contracts with the factory to manufacture the style. By these methods, Signature is able to choose the strengths of a variety of factories worldwide and to avoid reliance on any one factory. To assure quality, Signature's designers continue to work closely with the factory at each stage of a style's manufacturing process.

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

            MARKETING, MERCHANDISING AND SALES PROGRAMS. Signature produces "turnkey" marketing, merchandising and sales promotion programs to help optical retailers, as well as the Company's sales representatives, promote sales. For optical retailers, the Company develops unique in-store displays, such as its Laura Ashley Eyewear "store within a store" environments. For the sales representatives who call on retail accounts, the Company creates presentation materials, marketing bulletins, weekly audio presentations, sales contests and other sales tools to facilitate professional presentations.

PRODUCTS

            The Company's principal products during fiscal 2003 were eyeglass frames sold under the brand names Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, Nicole Miller Eyewear, bebe eyes, Dakota Smith Eyewear, Signature and Camelot.

            The following table provides certain information about the market segments, introduction dates and approximate retail prices of the Company's products.

                                                                    APPROXIMATE
                                        CUSTOMER     INTRODUCTION     RETAIL
       BRAND NAME/SEGMENT              GENDER/AGE        DATE        PRICES(1)
--------------------------------
Licensed Brands

  Laura Ashley
      Prescription..............          Women          1992        $125-$180
      Sunwear...................          Women          1993        $90 -$100

  bebe eyes.....................          Women          2000
      Prescription..............                                     $100-$200

  Eddie Bauer...................        Men/Women        1998
      Prescription..............                                     $95-$170

  Hart Schaffner & Marx.........           Men           1996
      Prescription..............                         1993        $95-$180

  Nicole Miller ................          Women
      Prescription..............                         1993        $125-$175
      Sunwear...................                         1993        $75-$125

  Dakota Smith (2)
      Prescription..............          Unisex         1992        $90-$150
      Sunwear...................          Unisex         1992        $75-$125

House Brands

  Signature Collection
      Intuition.................          Women          1999         $80-$90
      Lifescape.................          Women          1999         $60-$70
-------------------
(1)  Retail prices are established by retailers, not the Company.

(2) The Company sold and licensed back the rights to this trademark in February 2003.


            LAURA ASHLEY EYEWEAR

            The Company's first major eyewear line is Laura Ashley Eyewear, which was introduced in 1992. With net sales of $7.8 million in fiscal 2003, the Laura Ashley Eyewear Collection remains one of the leading women's brand-name collections in the United States.

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

            The Company has the exclusive right to market and sell Laura Ashley Eyewear through a license with Laura Ashley entered into in May 1991. The license covers a specified territory including the United States, the United Kingdom and certain other countries. The Laura Ashley license is automatically renewed annually through January 2008 so long as the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. Laura Ashley may terminate the license before its term expires under certain circumstances, including a material breach of the license agreement by the Company, if management or control of the Company passes from the present managers, shareholders or controllers to other parties whom Laura Ashley may reasonably regard as unsuitable, or if minimum sales requirements are not met in any two years. The Company did not meet the minimum sales requirement for the license years ended January 2003 and 2004, but Laura Ashley waived noncompliance.

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

            Eddie Bauer Diversified Sales LLC, and its parent Spiegel, Inc and other affiliates, have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the licensor has the rights of a debtor under the Bankruptcy Code with respect to executory contracts such as the Eddie Bauer Eyewear license, including the right to assume or reject the license. The rejection of the license would have a material adverse affect on the Company. The Company has received no indication or notice from the licensor regarding the licensor's intentions with respect to the license agreement.

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

            The Company has the exclusive right to market and sell bebe eyes in the United States, Canada and a number of other countries pursuant to a license agreement the Company entered into in September 1999 with bebe stores, inc. The license expires in June 2006. The license agreement contains minimum annual net sales requirements and minimum quarterly and annual royalty requirements. bebe may terminate the license before its stated expiration under certain circumstances, including if the Company materially breaches the license agreement, if the Company is insolvent, or if, without the prior approval of bebe, 50% or more or the outstanding Common Stock of the Company is acquired by either: (A) a women's apparel company or (B) another person and the financial and operational condition of the Company is impaired or such other person makes or proposes to make material changes in the key management personnel in charge of the license. If the Company is deemed "insolvent" within the meaning of the license agreement as a result of its stockholders' deficit, and bebe stores, inc. has not waived its right to terminate, then bebe stores, inc. would have the right to terminate the agreement. bebe stores, inc. raised no objection to the renewal of the license in June 2003 based on the Company's financial condition.

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

            The following table sets forth the Company's net sales by distribution channel for the periods indicated:

                                             YEAR ENDED OCTOBER 31,
                                  ---------------------------------------------
                                     2001             2002              2003
                                  ----------       ----------       -----------
                                                 (IN THOUSANDS)
Direct sales ................     $   21,147      $    15,349       $    12,893
Optical retail chains .......         12,346           11,560             7,074
International ...............          5,029            3,468             3,601
Telemarketing(1).............          3,230            1,532               --
Domestic distributors........          1,640            1,212               852
                                  ----------      -----------       -----------
                                  $   43,392      $    33,121       $    24,420
                                  ==========      ===========       ===========
------------
(1) In March 2002 the Company sold its USA Optical division that had sold frames through a form of telemarketing to optical retailers, focusing on establishing long-term, ongoing relationships. The Company no longer sells frames in this manner.

            DIRECT SALES. The Company distributes its products to independent optical retailers in the United States primarily through a national direct sales force, including company and independent sales representatives. The direct sales force, including independent sales representatives, numbered 47 at October 31, 2003.

            OPTICAL RETAIL CHAINS. Signature sells directly to optical retail chains, including EyeCare Centers of America, Cole Vision Corp. and its subsidiary Pearle Vision, LensCrafters, U.S. Vision and Dollond & Atchitson. Net sales to EyeCare Centers of America amounted to 12%, 13% and 11% of the Company's net sales for fiscal years 2001, 2002 and 2003, respectively.

            INTERNATIONAL. The Company sells certain of its products internationally through exclusive distributors and in Western Europe through a direct sales force including Company and independent sales representatives. The Company maintains a sales office and warehouse facility in Liege, Belgium. The Company's international distributors have exclusive agreements for defined territories. The Company sells to European optical retail chains through its Belgium office. At October 31, 2003, the Company had approximately 15 international distributors and 13 international sales representatives. Historically, the large majority of Signature's international sales through distributors have been of Laura Ashley Eyewear sold in England, Canada, Australia and New Zealand.

            DOMESTIC DISTRIBUTORS. The Company distributes its products through selected distributors in the United States in areas in which it believes it can achieve better penetration than through direct sales. The Company had 2 distributors in the United States at October 31, 2003.

CONTRACT MANUFACTURING

            The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process which can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. In fiscal 2003, Signature used manufacturers principally in Hong Kong/China, Japan and Italy. The Company believes that throughout the world there are a sufficient number of manufacturers of high-quality frames so that the loss of any particular frame manufacturer, or the inability to import frames from a particular country, would not materially and adversely affect the Company's business in the long-term. However, because lead times to manufacture the Company's eyeglass frames generally range from 90 to 180 days, an interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company not to meet delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

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

COMPETITION

            The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., Marchon Eyewear, Inc. and Marcolin S.p.A. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed far longer, and are significantly larger than the Company's. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

            The Company competes in its target markets through the quality of the brand names it licenses, its marketing and merchandising, the popularity of its frame designs, the reputation of its styles for quality, and its pricing policies.

BACKLOG

            The Company generally ships eyeglass frames upon receipt of orders, and does not operate with a material backlog.

EMPLOYEES

            At October 31, 2003, the Company had 123 full-time employees, including 43 in sales and marketing, 23 in customer service and support, 23 in warehouse operations and shipping and 34 in general administration and finance. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2 -- PROPERTIES

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

            The Company also leases approximately 2,500 square feet of warehouse and office space in Liege, Belgium, which supports the Company's sales in Europe.

            See Note 7 of Notes to Consolidated Financial Statements.

ITEM 3 -- LEGAL PROCEEDINGS

            As of March 15, 2004, the Company was not involved in any material legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

            None.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

            The Company's Common Stock trades in the over-the-counter market. The following table sets forth, for the periods indicated, high and low last reported sales prices for the Common Stock in the over-the-counter market as reported by Nasdaq.

                                                             HIGH         LOW
                                                           --------    --------
            FISCAL YEAR ENDED OCTOBER 31, 2002
                  First Quarter .......................    $   0.30    $   0.07
                  Second Quarter.......................    $   0.20    $   0.07
                  Third Quarter........................    $   0.25    $   0.11
                  Fourth Quarter.......................    $   0.45    $   0.20

            FISCAL YEAR ENDED OCTOBER 31, 2003
                  First Quarter .......................    $   0.10    $   0.03
                  Second Quarter ......................    $   0.30    $   0.03
                  Third Quarter........................    $   0.35    $   0.35
                  Fourth Quarter ......................    $   0.30    $   0.16

            On January 31, 2004, the last reported sales price of the Common Stock in the over-the counter market as reported by Nasdaq, was $0.11 per share. At January 31, 2004, there were 37 holders of record of the Common Stock.

DIVIDENDS

            As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2003, the Company had an accumulated deficit of $20.0 million. As a result, the Company will not be able to pay dividends (other than stock dividends) for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

EQUITY COMPENSATION PLANS

            The following table sets forth certain information regarding the Company's equity compensation plans as of October 31, 2003.

------------------------------ --------------------------- ------------------------------ ------------------------
                               (a)                         (b)                            (c)
------------------------------ --------------------------- ------------------------------ ------------------------
Plan category                  Number of securities to     Weighted-average exercise      Number of securities
                               be issued upon exercise of  price of outstanding options,  remaining available for
                               outstanding options,        warrants and rights            future issuance under
                               warrants and rights                                        equity compensation
                                                                                          plans (excluding
                                                                                          securities reflected
                                                                                          in column (a))
------------------------------ --------------------------- ------------------------------ ------------------------
Equity compensation plans              217,800                       $7.99                         582,200
approved by security holders
------------------------------ --------------------------- ------------------------------ ------------------------
Equity compensation plans not              --                          --                             --
approved by security holders
------------------------------ --------------------------- ------------------------------ ------------------------
Total                                  217,800                       $7.99                         582,200
------------------------------ --------------------------- ------------------------------ ------------------------

ITEM 6 -- SELECTED FINANCIAL DATA

            The following data should be read in conjunction with the Consolidated Financial Statements and related notes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Form 10-K.

                                                                                YEAR ENDED OCTOBER 31,
                                                    ----------------------------------------------------------------------------
                                                        1999            2000            2001            2002            2003
                                                    -----------------------------------------------------------------------------
                                                                    (dollars in thousands, except per-share data)
STATEMENT OF OPERATIONS DATA:
Net sales .....................................     $     44,056    $     51,932    $     43,392    $     33,121          24,420
Gross profit ..................................           25,316          30,507          21,920          17,653          15,921
Total operating expenses ......................           27,461          39,754          33,942          21,092          16,783
(Loss) from operations ........................           (2,145)         (9,247)        (12,022)         (3,439)           (862)
Extraordinary item ............................               --              --              --              --           4,099
Net income (loss) .............................           (1,309)         (9,484)        (13,387)         (4,116)          3,463
Basic and diluted income (loss) per share .....            (0.26)          (1.87)          (2.65)          (0.75)           0.60
Weighted average common shares outstanding ....        5,095,259       5,058,915       5,056,889       5,488,396       5,780,122


                                                        1999            2000            2001            2002            2003
                                                    ------------    ------------    ------------    ------------    ------------
BALANCE SHEET DATA:
Current assets ................................     $     27,474    $     33,006    $     17,184    $      9,876           8,678
Total assets ..................................           35,474          41,435          18,906          11,944          10,398
Current liabilities ...........................           12,334          28,142          22,390          19,226           8,261
Long-term debt, net of current portion.........               --           4,806           1,461           1,715           6,874
Total liabilities .............................           17,471          32,948          23,851          20,941          15,134
Stockholders' equity (deficit) ................           18,003           8,487          (4,945)         (8,996)         (4,736)


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

            The Company derives revenues through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, bebe eyes, Nicole Miller Eyewear, Dakota Smith Eyewear and under its proprietary Signature brand.

            The Company's best-selling product lines are Laura Ashley Eyewear and Eddie Bauer Eyewear. Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear together accounted for 62% and 57% of the Company's net sales in fiscal 2002 and fiscal 2003, respectively.

            The Company's cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to the Company's specifications. The complete development cycle for a new frame design typically takes approximately twelve months from the initial design concept to the release. Generally, at least six months are required to complete the initial manufacturing process.

            Following many years of profitability, the Company incurred operating losses in each of its last five fiscal years. The principal reason for these losses was the change in October 1999 by the Company in its method of distributing its products to independent optical retailers in the United States from distributors to a direct sales force. In addition, in fiscal 2001 and the first quarter of fiscal 2002, the Company's revenues were adversely affected by a general downturn in the optical frame business, the aftermath of the September 11th World Trade Center tragedy, the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability and the discontinuation of certain product lines. The aftermath of the September 11 tragedy included reduced sales orders resulting in inventory build-up, slowed collection of accounts receivable and higher return rates due to the uncertain future retail environment.

            The Company significantly reduced its loss from operations in fiscal 2003 notwithstanding a significant decrease in net sales. This was due to continued reductions in expenses and an increase in gross margin due primarily to fewer close out sales and markdowns, a general firming of prices to independent optical retailers and the lack of discontinuation of any product lines in fiscal 2003.

2003 RECAPITALIZATION

            The Company completed a recapitalization in April 2003 that materially impacted its financial condition. The key elements of the recapitalization and certain other material transactions in fiscal 2003 were as follows.

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

            The recapitalization significantly improved the Company's financial condition and liquidity through decreasing the shareholders deficit by approximately $5.7 million, increasing capital, reducing liabilities and replacing current obligations with long-term obligations. Although the Company continues to have a stockholders' deficit, the Company believes that for at least through fiscal 2004, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, it will be able pay its debts and obligations as they mature. However, the Company's long-term viability will depend on its ability to return to profitability on a consistent basis, which will depend in part on its ability to increase revenues.

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

            The Company has a product return policy that it believes is standard in the optical industry and is followed by most of its competitors. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge, and as a general policy the Company does not make cash refunds. The Company establishes an allowance for estimated product returns based upon actual returns subsequent to year-end and estimated future returns. The Company applies the historical ratio of sales returns to sales to estimate future returns in addition to known information about actual returns in the period subsequent to the balance sheet date.

            INVENTORIES. Inventories (consisting of finished goods) are valued at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost on a first-in, first-out basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. Its inventories include designer prescription eyeglass frames and sunglasses, which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than the Company estimates it may be required to take additional inventory write-downs in the future. Similarly, if the Company's inventory is determined to be undervalued due to write-downs below market value, it would be required to recognize such additional operating income at the time of sale. Significant unanticipated changes in demand could have a material and significant impact on the future value of our inventory and reported operating results.

RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                              YEAR ENDED OCTOBER 31,
                                                    ------------------------------------------
                                                       2001            2002            2003
                                                    ----------      ----------      ----------
Net sales.......................................       100.0%          100.0%          100.0%
Cost of sales...................................        49.5            46.7            35.0
                                                    ----------      ----------      ----------
Gross profit....................................        50.5            53.3            65.0
                                                    ----------      ----------      ----------
Operating expenses:
  Selling.......................................        33.1            28.5            32.0
  General and administrative....................        33.9            35.2            37.0
  Asset impairment charges......................        11.3            --              --
                                                    ----------      ----------      ----------
    Total operating expenses....................        78.2            63.7            69.0
                                                    ----------      ----------      ----------
Income (Loss) from operations...................       (27.7)          (10.4)           (4.0)
Other income (expense), net.....................        (3.1)           (2.0)            1.0
                                                    ----------      ----------      ----------
Loss before provision for (benefit from)
  income taxes and gain on extraordinary items..       (30.8)          (12.4)           (3.0)

Provision for (benefit from) income taxes.......         0.1             0.0             0.0
                                                    ----------      ----------      ----------
Loss before gain on extraordinary item..........       (30.7)          (12.4)           (3.0)
Extraordinary gain on extinguishment of debt....         0.0             0.0            17.0
                                                    ----------      ----------      ----------
Net income (loss)...............................       (30.7)%         (12.4)%          14.0%
                                                    ==========      ==========      ==========


            COMPARISON OF FISCAL YEARS 2001, 2002 AND 2003

            NET SALES. Net sales were $24.4 million in fiscal 2003 compared to $33.1 million in fiscal 2002 and $43.4 million in fiscal 2001. The following table shows certain information regarding net sales for the periods indicated:

                                                   YEAR ENDED OCTOBER 31,
                              ---------------------------------------------------------------
                                      2001                 2002                    2003
                              -------------------   -------------------   -------------------
                                                      (in thousands)
Laura Ashley Eyewear.......   $13,968       32.2%   $11,430       34.5%    $7,811       32.0%
Eddie Bauer Eyewear........    11,889       27.4      9,147       27.6      5,848       23.9
Nicole Miller Eyewear......     5,273       12.2      4,950       14.9      3,901       15.6
Other......................    12,262       28.2      7,594       22.9      6,980       28.5
                              -------------------   -------------------   -------------------
                              $43,392      100.0%   $33,121      100.0%   $24,420      100.0%
                              ===================   ===================   ===================

            Net sales declined 26.3% in fiscal 2003 and 23.7% in fiscal 2002 due primarily to the general decline in the optical frame industry, the effects of the September 11, 2001 World Trade Center tragedy (as discussed above) and the reluctance of retailers to purchase large inventories of the Company's products due to concerns about the Company's viability. In addition, net sales were adversely affected by the sale of the USA Optical product line in fiscal 2002.

            Net sales reflect gross sales less a reserve for product returns established by the Company. The Company's product returns for fiscal years 2001, 2002 and 2003 amounted to 23%, 22% and 22% of gross sales, respectively. Historically, returns have been higher from independent optical retailers in the United States and lower from optical retail chains and international customers.

            GROSS PROFIT AND GROSS MARGIN. Gross profit was $15.9 million in fiscal 2003 compared to $17.7 million in fiscal 2002 and $21.9 million in fiscal 2001. These decreases were due primarily to lower net sales.

            The gross margin was 65.2% in fiscal 2003 compared to 53.3% in fiscal 2002 and 50.5% in fiscal 2001. The increase in fiscal 2003 was due to fewer close out sales and markdowns, a general firming of prices to independent optical retailers and the lack of discontinuation of any product lines in fiscal 2003. The increase in fiscal 2002 was due to fewer close out sales and lower inventory write-downs.

            SELLING EXPENSES. Selling expenses were $7.9 million in fiscal 2003 compared to $9.4 million in fiscal 2003 and $14.3 million in fiscal 2001. The 16.7% decrease in fiscal 2003 was due to a decreases of $0.8 million in salaries due to fewer sales personnel, $0.6 million in premium expense due to the sale of USA Optical, and $0.5 million in advertising tied to lower net sales, offset by increase of $0.3 million in promotions expense and $0.3 million in royalty expense due to increases in minimum royalties. The 34.2% decrease in fiscal 2002 was due primarily to lower net sales and decreases of $2.1 million in salaries due to fewer personnel, $1.9 million in point of purchase display expenses and $0.7 million in shipping costs.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $8.4 million in fiscal 2003 compared to $11.2 million in fiscal 2002 and $14.7 million in fiscal 2001. The 24.8% decrease in fiscal 2003 was due to decreases of $1.3 million in salaries, $0.8 million in operating lease expenses, $0.4 million in bad debt expense and $0.3 million in bank charges. The 17.8% decrease in fiscal 2002 was due principally to decreases of $0.8 million in consulting, legal and accounting fees, $0.7 million in employee benefit and related expenses, and $0.4 million in operating lease expenses.

            ASSET IMPAIRMENT CHARGES. In fiscal 2001, the Company wrote down $4.9 million of goodwill upon determining that there was no remaining value of the goodwill relating to the CDS acquisition and the acquisition of a distributor.

            OTHER INCOME (LOSS), NET. In fiscal 2003, the Company recognized net sundry income of $0.7 million in connection with the write-offs of Dakota Smith trademark cost in connection with the sale/license back of the trademark in February 2003. Interest expense decreased in fiscal 2003 and fiscal 2002 due to reductions in debt.

            EXTRAORDINARY GAIN. The Company recognized a gain of $4.1 million in fiscal 2003 resulting from the extinguishment of debt in connection with the recapitalization.

            PROVISION (BENEFIT) FOR INCOME TAXES. The Company paid income taxes of $27,000 in fiscal 2001, had a small tax benefit in fiscal 2002 and paid $10,000 in income taxes in fiscal 2003. As of October 31, 2003 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $14.3 million and $6.3 million, respectively, which expire through 2022. The Company believes that the recapitalization in April 2003 may have resulted in "ownership change" under the Internal Revenue Code, in which event the Company's utilization of the net operating loss carryforwards would be significantly limited. During fiscal 2003, net operating losses were reduced by the non-taxable gain on extinguishment of debt of $4.1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            The Company's accounts receivable (net of allowance for doubtful accounts) decreased from $3.1 million at October 31, 2002 to $2.3 million at October 31, 2003 due to lower net sales.

            The Company's inventories (net of obsolescence reserve) increased from $5.5 million at October 31, 2002 to $6.0 million at October 31, 2003 due to the $1.2 million reduction in the reserve for obsolete inventory offset in part by a $0.6 million increase in gross inventory.

            The Company's long-term debt at October 31, 2003 included principally its credit facilities with HLIC and Bluebird and a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment. See "2003 Recapitalization" and Notes 5 and 6 of Notes to Consolidated Financial Statements.

            In December 2003 the Company obtained an unsecured term loan in the amount of $350,000 from an unaffiliated third party. The loan bears interest at the rate of 3% per annum, is payable in monthly installments of $50,000 commencing April 2004 with the balance due and payable on October 29, 2004.

            In January 2004 the Company obtained an additional secured loan from HLIC in the amount of $153,000. This loan bears interest at a rate of 12% per annum and is due and payable on May 31, 2004.

            Of the Company's accounts payable at October 31, 2002 and October 31, 2003, $1.2 million and $1.1 million, respectively, were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at October 31, 2003. See Note 3 of Notes to Consolidated Financial Statements.

            The Company's bad debt write-offs, net of recoveries, were $175,000, $403,000 and $33,000 in fiscal years 2001, 2002 and 2003, respectively. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

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

            The recapitalization in April 2003 materially improved the Company's liquidity by replacing current obligations to its bank and a frame vendor with long-term indebtedness and through discounted payoffs of trade payables. At October 31, 2003, the Company had working capital of $0.6 million as compared to negative working capital of $9.4 million at October 31, 2002. Operating activities used $1.3 million during fiscal 2003, while investing activities provided $0.6 million, due to the $0.6 million gain on the sale of the Dakota Smith trademark and inventory. An additional $0.3 million was provided by financing activities.

            The Company believes that at least through fiscal 2004, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, its cash flows from operations and through credit facilities will be sufficient to enable the Company to pay its debts and obligations as they mature. The Company will benefit in fiscal 2004 from expense reductions through reduced number of employees and other expenses undertaken in fiscal 2003 and the first quarter of fiscal 2004. However, the Company's current sources of funds are not sufficient to provide the working capital for material growth, and it would be required to obtain additional debt or equity financing to support such growth.

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

            The following table sets forth certain unaudited results of operations for the twelve fiscal quarters ended October 31, 2003. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.

                                        2001                                2002                                 2003
in thousands             JAN.      APR.      JULY     OCT.     JAN.     APR.     JULY     OCT.      JAN.     APR.     JULY     OCT.
                          31        30        31       31       31       30       31       31        31       30       31       31
                      --------------------------------------------------------------------------------------------------------------
Net sales...........  $10,889   $11,470   $11,822   $9,211   $8,522   $8,806   $8,188   $7,605    $7,243   $5,776   $6,302   $5,099
Cost of sales.......    3,761     4,428     4,657    8,626    3,334    3,937    3,666    4,531     2,911    1,836    2,301    1,451
Gross profit .......    7,128     7,042     7,165      585    5,187    4,869    4,522    3,074     4,332    3,940    4,001    3,648
Operating expenses:
 Selling ...........    3,291     3,343     2,664    5,045    2,391    2,450    2,084    2,460     1,961    1,838    2,158    1,903
 General and
   administrative...    3,381     3,146     4,013    4,166    3,000    2,892    3,031    2,623     2,459    2,443    2,032    1,959
 Asset impairment...       --        --        --    4,892       --       --       --       --        --       --       --       --
Total operating
 expenses ..........    6,672     6,488     6,677   14,105    5,392    5,502    5,115    5,083     4,450    4,281    4,190    3,862
Income (loss) from
 operations ........      456       554       488  (13,520)    (205)    (632)    (592)  (2,009)     (118)    (341)    (189)    (214)
Other income
 (expense), net ....     (352)     (325)     (329)    (332)    (186)    (148)    (184)    (160)      (96)     617     (150)    (134)
Income (loss) before
 provision for
 income taxes and
 extraordinary
 item..............       104       229       159  (13,852)    (390)    (780)    (776)  (2,169)     (214)     276     (339)    (348)
Extraordinary gain         --        --        --       --       --       --       --       --        --    4,144      (45)      --


INFLATION

            The Company does not believe its business and operations have been materially affected by inflation.

NEW ACCOUNTING PRONOUNCEMENTS

            In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In the course of business, the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and is not expected to have a material impact on the Company's financial statements.

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and, therefore, this interpretation is not expected to have a material impact on the Company's financial statements.



FACTORS THAT MAY AFFECT FUTURE RESULTS

            NEED TO INCREASE REVENUES AND TO RETURN TO PROFITABILITY; SHAREHOLDERS' DEFICIT

            The Company suffered material operating losses in its last four fiscal years, causing a significant deterioration in its financial condition. At October 31, 2003, the Company's stockholders' deficit was $4.7 million. The Company's recapitalization in April 2003 significantly improved the Company's financial condition and liquidity through increasing capital, reducing liabilities and replacing current obligations and debts with long-term obligations. However, following the recapitalization the Company continues to have a stockholders' deficit, and the Company's long-term viability will depend on its ability to return to profitability on a consistent basis.

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

            SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY AND EDDIE BAUER LICENSES

            Net sales of Laura Ashley Eyewear and Eddie Bauer Eyewear accounted for 62% and 57% of the Company's net sales in fiscal years 2002 and 2003, respectively. While the Company intends to continue reducing its dependence on the Laura Ashley Eyewear and Eddie Bauer Eyewear lines through the development and promotion of Nicole Miller Eyewear, Dakota Smith Eyewear, bebe eyes and its Signature line, the Company expects the Laura Ashley and Eddie Bauer Eyewear lines to continue to be the Company's leading sources of revenue for the near future. The Laura Ashley license is automatically renewed through January 2008 so long as the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. Laura Ashley may also terminate the license agreement if minimum sales requirements are not met in any two years. The Company did not meet the minimum sales requirement for the license years ended January 2003 and 2004, but Laura Ashley waived noncompliance. The Company markets Eddie Bauer Eyewear through an exclusive license which terminates in December 2005, but may be renewed by the Company at least through 2007 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. Each of Laura Ashley and Eddie Bauer may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

            BANKRUPTCY OF EDDIE BAUER

            Eddie Bauer Diversified Sales LLC, the licensor on the Eddie Bauer Eyewear license, and its parent Spiegel, Inc and other affiliates, have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the licensor has the rights of a debtor under the Bankruptcy Code with respect to executory contracts such as the Eddie Bauer Eyewear license, including the right to assume or reject the license. The rejection of the license would have a material adverse affect on the Company. The Company has received no indication or notice from the licensor regarding the licensor's intentions with respect to the license agreement.

            DEPENDENCE UPON SALES TO RETAIL OPTICAL CHAINS

            Net sales to major optical retail chains amounted to 35% and 30% of net sales in fiscal years 2002 and 2003, respectively. Net sales to EyeCare Centers of America in fiscal 2002 and fiscal 2003 amounted to 13% and 11% of the Company's net sales for such fiscal years. The loss of one or more major optical retail chains as a customer would have a material adverse affect on the Company's business.

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

            PRODUCT RETURNS

            The Company has a product return policy that it believes is standard in the optical industry and is followed by its competitors. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge, and as a general policy the Company does not make cash refunds. The Company's product returns for fiscal years 2002 and 2003 amounted to 22% and 22% of gross sales (sales before returns), respectively. The Company anticipates that product returns may increase as a result of the downturn in the optical frame industry and general economic conditions. The Company maintains reserves for product returns that it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on the Company's business, operating results and financial condition.

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

            COMPETITION

            The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., Marchon Eyewear, Inc. and Marcolin S.p.A.. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed far longer, and are significantly larger than the Company's. At the major retail chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, which license some of their own brand names for design, manufacture and sale in their own stores. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

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

            CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

            As of January 31, 2004, the directors and executive officers of the Company owned beneficially approximately 45% of the Company's outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

            NO DIVIDENDS ALLOWED

            As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2003, the Company had an accumulated deficit of $20.0 million. As a result, the Company will not be able to pay cash dividends for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

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

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

            FOREIGN CURRENCY RISKS. During fiscal 2003, at any month-end a maximum of $1.2 million and a minimum of $0.6 million of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese yen and euros. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at October 31, 2003.

            International sales accounted for approximately 15% of the Company's net sales in fiscal 2003. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin.

            INTEREST RATE RISK. The Company's credit facilities existing at October 31, 2003 had fixed interest rates. See Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, the Company does not believe it is subject to material interest rate risk.

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                         SIGNATURE EYEWEAR, INC.
                                                                        CONTENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------

                                                                           Page

INDEPENDENT AUDITOR'S REPORTS                                                31

FINANCIAL STATEMENTS

      Balance Sheets                                                         33

      Statements of Operations                                               35

      Statements of Shareholders' Deficit                                    37

      Statements of Cash Flows                                               39

      Notes to Financial Statements                                          40

SUPPLEMENTAL INFORMATION

      Independent Auditor's Reports on Financial Statement Schedule          65

      Valuation and Qualifying Accounts - Schedule II                        66

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Signature Eyewear, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit and cash flows for Signature Eyewear, Inc. and Subsidiary for the year ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Signature Eyewear, Inc. for the year ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------
ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
April 5, 2002 (except for Note 7, which
   is as of July 30, 2002)

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Signature Eyewear, Inc. and subsidiary
Inglewood, California


We have audited the accompanying consolidated balance sheets of Signature Eyewear, Inc. and subsidiary as of October 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signature Eyewear, Inc. and subsidiary as of October 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Singer Lewak Greenbaum & Goldstein LLP
--------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 23, 2004

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                                                     OCTOBER 31,
================================================================================

                                     ASSETS

                                                                       2003              2002
                                                                   ------------      ------------

CURRENT ASSETS
     Cash and cash equivalents, including restricted cash of
         $340,567 and $127,946                                     $    663,251      $  1,077,388
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $503,490 and $543,884                   2,281,255         3,142,949
     Inventories, net of reserves for obsolete inventories
         of $1,506,007 and $2,799,940                                 5,955,253         5,514,702
     Income taxes refundable                                                 --             2,704
     Promotional products and materials                                   9,425            87,912
     Prepaid expenses and other current assets                           19,293            49,862
                                                                   ------------      ------------

            Total current assets                                      8,928,477         9,875,517

PROPERTY AND EQUIPMENT, net                                           1,354,362         1,825,085
TRADEMARK, net of accumulated amortization of $0 and $16,882                 --           130,897
DEPOSITS AND OTHER ASSETS                                               115,055           112,706
                                                                   ------------      ------------

                  TOTAL ASSETS                                     $ 10,397,894      $ 11,944,205
                                                                   ============      ============











   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                                                     OCTOBER 31,
================================================================================



                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                       2003              2002
                                                                   ------------      ------------

CURRENT LIABILITIES
     Accounts payable - trade                                      $  5,367,576      $  7,108,449
     Accrued expenses and other current liabilities                   1,722,825         1,980,003
     Reserve for customer returns                                       619,460         2,286,934
     Lines of credit                                                         --         2,317,134
     Current portion of long-term debt                                  550,748         5,533,149
                                                                   ------------      ------------

            Total current liabilities                                 8,260,609        19,225,669

LONG-TERM DEBT, net of current portion                                6,873,535         1,714,981
                                                                   ------------      ------------

            Total liabilities                                        15,134,144        20,940,650
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
            Series A 2% convertible preferred stock, $0.001
                par value;
            1,360,000 shares authorized
            1,200,000 and 0 shares issued and outstanding                 1,200                --
     Common stock, $0.001 par value
         30,000,000 shares authorized
         5,976,889 and 5,556,889 shares issued and outstanding            5,977             5,557
     Additional paid-in capital                                      15,236,041        14,432,621
     Accumulated deficit                                            (19,979,468)      (23,434,623)
                                                                   ------------      ------------

            Total shareholders' deficit                              (4,736,250)       (8,996,445)
                                                                   ------------      ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT      $ 10,397,894      $ 11,944,205
                                                                   ============      ============







   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF OPERATIONS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================

                                                     2003              2002              2001
                                                 ------------      ------------      ------------
NET SALES                                        $ 24,420,014      $ 33,121,431      $ 43,392,022
COST OF SALES                                       8,498,768        15,468,265        21,472,353
                                                 ------------      ------------      ------------

GROSS PROFIT                                       15,921,246        17,653,166        21,919,669
                                                 ------------      ------------      ------------

OPERATING EXPENSES
     Selling                                        7,860,058         9,435,084        14,344,093
     General and administrative                     8,437,158        11,220,753        13,651,522
     Depreciation and amortization                    486,031           435,984         1,054,867
     Impairment of assets                                  --                --         4,891,459
                                                 ------------      ------------      ------------

         Total operating expenses                  16,783,247        21,091,821        33,941,941
                                                 ------------      ------------      ------------

LOSS FROM OPERATIONS                                 (862,001)       (3,438,655)      (12,022,272)
                                                 ------------      ------------      ------------

OTHER INCOME (EXPENSE)
     Sundry income (expense)                          209,330            18,514           (35,461)
     Gain on sale of trademark                        469,103                --                --
     Interest expense, net                           (441,472)         (696,455)       (1,302,673)
                                                 ------------      ------------      ------------

         Total other income (expense)                 236,961          (677,941)       (1,338,134)
                                                 ------------      ------------      ------------

LOSS BEFORE PROVISION FOR (BENEFIT FROM)
     INCOME TAXES AND EXTRAORDINARY ITEM             (625,040)       (4,116,596)      (13,360,406)
PROVISION FOR (BENEFIT FROM) INCOME TAXES              10,492              (987)           26,902
                                                 ------------      ------------      ------------

LOSS BEFORE EXTRAORDINARY ITEM                       (635,532)       (4,115,609)      (13,387,308)
EXTRAORDINARY ITEM
     Gain on extinguishment of debt, net            4,098,687                --                --
                                                 ------------      ------------      ------------

NET INCOME (LOSS)                                   3,463,155        (4,115,609)      (13,387,308)
PREFERRED STOCK DIVIDENDS                              (8,000)               --                --
                                                 ------------      ------------      ------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCK
     SHAREHOLDERS                                $  3,455,155      $ (4,115,609)     $(13,387,308)
                                                 ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF OPERATIONS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================



                                                     2003              2002              2001
                                                 ------------      ------------      ------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
         Before extraordinary item               $      (0.11)     $      (0.75)     $      (2.65)
         Extraordinary item                              0.71                --                --
                                                 ------------      ------------      ------------

            TOTAL BASIC AND DILUTED EARNINGS
            (LOSS) PER SHARE                     $       0.60      $      (0.75)     $      (2.65)
                                                 ============      ============      ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING          5,780,122         5,488,396         5,056,889
                                                 ============      ============      ============




















   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================


                               SERIES A 2% CONVERTIBLE
                                   PREFERRED STOCK                COMMON STOCK            ADDITIONAL
                             ---------------------------   ---------------------------      PAID-IN      ACCUMULATED
                                SHARES         AMOUNT         SHARES         AMOUNT         CAPITAL        DEFICIT         TOTAL
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, OCTOBER 31, 2000              --             --      5,056,889   $      5,057   $ 14,368,121   $ (5,931,706)  $  8,441,472
NET LOSS                                                                                                 (13,387,308)   (13,387,308)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, OCTOBER 31, 2001              --             --      5,056,889          5,057     14,368,121    (19,319,014)    (4,945,836)
ISSUANCE OF COMMON
  STOCK IN SATISFACTION
  OF THE PURCHASE PRICE
  ADJUSTMENT RELATED TO
  THE GWO ACQUISITION                                           500,000            500         64,500                        65,000
NET LOSS                                                                                                  (4,115,609)    (4,115,609)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, OCTOBER 31, 2002              --             --      5,556,889          5,557     14,432,621    (23,434,623)    (8,996,445)
ISSUANCE OF COMMON STOCK
  AS COMPENSATION                                               420,000            420          4,620                         5,040
ISSUANCE OF PREFERRED
  STOCK IN CONJUNCTION
  WITH BLUEBIRD FINANCING       1,200,000          1,200                                      798,800                       800,000
PREFERRED STOCK DIVIDENDS                                                                                     (8,000)        (8,000)
NET LOSS                                                                                                   3,463,155      3,463,155
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, OCTOBER 31, 2003       1,200,000   $      1,200      5,976,889   $      5,977   $ 15,236,041   $(19,979,468)  $ (4,736,250)
                             ============   ============   ============   ============   ============   ============   ============



   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================

                                                                   2003              2002              2001
                                                               ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $  3,455,155      $ (4,115,609)     $(13,387,308)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities
        Stock to be issued as compensation                            5,040                --                --
        Depreciation and amortization                               486,029           435,986         1,068,117
        Provision for bad debts                                      52,412           432,224           434,090
        Provision for inventory write down                          159,018         2,066,213         2,973,202
        Loss on disposal of property and equipment                       --                --            61,922
        Impairment of assets                                             --                --         4,891,459
        Gain on extinguishment of debt                           (4,098,687)               --                --
        Gain on sale of trademark                                  (469,103)               --                --
        (Increase) decrease in Accounts receivable - trade          809,282         1,554,287         3,180,704
           Inventories, net of effect of sale of Smith
             Dakota and USA Optical                                (599,569)        2,247,449         5,440,611
           Income taxes refundable                                    2,704           107,296         1,152,154
           Promotional products and materials                        78,487            76,636         1,917,686
           Prepaid expenses and other current assets                 30,569           (40,910)          178,374
           Deposits and other assets                                 (2,348)           21,066           219,616
        Increase (decrease) in Accounts payable - trade             557,127        (3,256,946)       (4,608,004)
           Accrued expenses and other current liabilities           (80,027)         (592,698)         (709,974)
           Reserve for customer returns                          (1,667,474)        2,172,354          (210,420)
                                                               ------------      ------------      ------------

Net cash provided by (used in) operating activities              (1,281,385)        1,107,348         2,602,229
                                                               ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                              (15,306)          (54,988)          (73,081)
    Cash received from sale of trademark                            600,000                --                --
    Cash received from sale of USA Optical                               --           500,000                --
                                                               ------------      ------------      ------------

Net cash provided by (used in) investing activities                 584,694           445,012           (73,081)
                                                               ------------      ------------      ------------

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================




                                                                   2003              2002              2001
                                                               ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments on lines of credit                            $ (2,317,134)     $   (911,224)     $ (1,771,642)
    Payments on long-term debt                                   (5,000,312)       (1,093,480)       (1,174,461)
    Borrowings on long-term debt                                  6,800,000            86,236                --
    Proceeds from sale of preferred stock                           800,000                --                --
                                                               ------------      ------------      ------------

Net cash provided by (used in) financing activities                 282,554        (1,918,468)       (2,946,103)
                                                               ------------      ------------      ------------

Net decrease in cash and cash equivalents                          (414,137)         (366,108)         (416,955)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      1,077,388         1,443,496         1,860,451
                                                               ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $    663,251      $  1,077,388      $  1,443,496
                                                               ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                              $    365,939      $    541,173      $  1,139,766
                                                               ============      ============      ============

    INCOME TAXES PAID (REFUNDED)                               $     77,721      $   (108,283)     $     56,160
                                                               ============      ============      ============




   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED OCTOBER 31,
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
During the year ended October 31, 2003, the Company

o recorded compensation expense related to the granting of 420,000 shares of common stock to the Company's Chief Executive Officer as per his employment agreement (see Note 7).

o cash flow from operations and financing activities exclude the effect of a gain on extinguishment of debt, accounts payable - trade, and accrued expenses and other current liabilities in the amount of $4,098,687.

During the year ended October 31, 2002, the Company:

o entered into a Stock Issuance and Release Agreement on December 20, 2001, whereby the Company issued 500,000 shares of common stock and paid $3,000 to Springer Capital Corporation in satisfaction of the purchase price adjustment relating to the Great Western Optical ("GWO") acquisition. The fair value of the settlement amount of $68,000 was included in accrued expenses and other current liabilities at October 31, 2001.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General
-------
Signature Eyewear, Inc. (the "Company") designs, markets, and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.

Going Concern
-------------
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the years ended October 31, 2003, 2002 and 2001, the Company had recurring losses in the amount of $635,532 (before gain on extraordinary item), $4,115,609, and $13,387,308, respectively. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity
---------
At October 31, 2003, the Company had a net working capital of approximately $417,000 as compared with a negative working capital of $9,350,000 at October 31, 2002, representing an increase of $9,767,000. This increase is due mostly to the recapitalization the Company completed in April 2003 (see Note 2). Operating activities used approximately $1,281,000 during 2003. Additionally, the investing activities provided $334,000 mostly due to the gain on a sale of trademark of $600,000 which was partially offset by investment in a $250,000 debenture required by a lender and purchase of property and equipment. In addition, approximately $282,000 was provided by financing activities.

The Company has a $3,500,000 credit facility with a lender comprising of $3,000,000 term note payable and $500,000 revolving line of credit, expiring in April 2008. Such facility is collateralized by eligible accounts receivable and inventories (see Note 5).

The Company also has a $4,150,000 credit facility with another lender. This facility is collateralized by assets of the Company (see Note 5).

Subsequent to October 31, 2003, the Company obtained two additional loans in the total amount of $503,000 (see Note 14).

During the year ended October 31, 2003, the Company reduced its headcount and aggressively reduced general and administrative expenses. The Company anticipates realizing the full impact of expense reductions in 2004. Additionally, the Company improved its credit and collections function and worked with its vendors to extend payment terms wherever possible. The Company's business plan for 2004 provides for positive cash generation from operations. The Company will continue to search for areas in which to further reduce expenses and increase sales.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (CONTINUED)

Liquidity (Continued)
---------------------
The Company cannot guarantee that the timing of further reductions in operating expenses will be adequate to return to profitability for 2004 and beyond. Management believes that these plans will provide adequate financial resources to sustain the Company's operations and enable the Company to continue as a going concern.

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

The sales price for the USA Optical product line was $500,000, plus the assumption of certain obligations and liabilities related to the USA Optical line's outstanding purchase orders amounting to $70,000. The effect of the sale on the Company's operations for the year ended October 31, 2003 was not significant. As such, a gain or loss has not been recorded on the accompanying statement of operations. In addition, the Company agreed to supply the buyer with inventory for the existing models of eyeglass frames sold by the Company at a discount of 10% off the prices set forth by the seller until the aggregate savings with respect to such purchases equaled the total amount of Earned and Pending Premium Obligations, as defined. As of October 31, 2002, this was satisfied in full.

In connection with the sale of the USA Optical product line, the Company's former Chairman of the Board/Chief Executive Officer entered into a three-year consulting agreement with the buyer for a monthly consulting fee of $4,667. The monthly consulting fee was offset against the former officer's salary until his resignation in April 2003.

Sale of Stock by Principal Shareholder
--------------------------------------
In April 2003, the Weiss Family Trust, the then principal shareholder of the Company, sold its entire shareholding in the Company of 2,075,337 shares of common stock, representing approximately 37% of the outstanding common stock of the Company, for $0.012 per share. Dartmouth Commerce of Manhattan ("Dartmouth Commerce") purchased 1,600,000 shares, and Michael Prince, the Company's Chief Executive Officer/Chief Financial Officer, purchased 475,337 shares. Dartmouth Commerce, which is wholly owned by the Company's new Chairman of the Board, is now the largest shareholder of the Company, holding approximately 28.7% of the outstanding common stock of the Company as of October 31, 2003. Dartmouth Commerce has agreed with Bluebird Finance Limited ("Bluebird") (see Note 5) that until April 2008, it will not sell or transfer any of these shares without Bluebird's prior consent.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 2 - RESTRUCTURING OF DEBT

In April 2003, the Company entered into various agreements with certain of its creditors and commercial banks, which resulted in the restructuring of its capital structure. As a result, the Company recognized a gain on extinguishment of debt of $4,098,687, net of related expense of $233,848. This gain has been recorded as an extraordinary item in the financial statements. Income taxes are not allocable to this gain as the Company has net operating losses to offset this gain.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------
For transactions satisfying the conditions for revenue recognition under Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," and Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48 and SAB No. 104, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. For the years ended October 31, 2003, 2002, and 2001, the Company had sales returns totaling $6,683,346, $9,326,467, and $12,277,661, respectively.

The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

Comprehensive Income
--------------------
The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the years ended October 31, 2003, 2002, and 2001, comprehensive income is not presented in the Company's financial statements since the Company did not have any material translation adjustments or any of the other items of comprehensive income in any period presented.

Cash and Cash Equivalents
-------------------------
For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable
-------------------
Customer credit balances, which result due to customer returns, are reclassified as a liability on the balance sheets and are described as a reserve for customer returns.

Inventories
-----------
Inventories at October 31, 2003 and 2002 consisted solely of finished goods and are valued at the lower of cost or market. Cost is computed using the weighted-average cost, which approximates actual cost on a first-in, first-out basis.

The Company regularly and periodically evaluates its inventories for obsolescence based on current market trends, product history, and turnover. As of October 31, 2003 and 2002, the Company has recorded a reserve for obsolete inventory of $1,506,007 and $2,799,940, respectively.

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

Trademark
---------
The Dakota Smith trademark was recorded at cost, less accumulated amortization. Amortization was provided using the straight-line method over the estimated useful life of the trademark of 20 years. As of November 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prohibits the amortization of goodwill and other intangible assets, but requires that it be reviewed for impairment at least annually. During the year ended October 31, 2003, the Company sold all of its rights to the trademark (see Note
7). Amortization expense was $0, $147,779, and $435,811 for the years ended October 31, 2003, 2002, and 2001, respectively.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss per Share
--------------
The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the options and warrants are anti-dilutive, basic and diluted loss per share are the same.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share (Continued)
--------------------------
The following potential common shares have been excluded from the computations of diluted loss per share for the years ended October 31, 2003, 2002, and 2001 because the effect would have been anti-dilutive:

                                            2003        2002        2001
                                         ---------   ---------   ---------

     Stock options                         217,800     367,300     457,500
     Warrants                              150,000      50,000     230,000
                                         ---------   ---------   ---------
        TOTAL                              367,800     417,300     687,500
                                         =========   =========   =========

Advertising Expense
-------------------
The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended October 31, 2003, 2002, and 2001 amounted to $595,541, $1,072,213, and $886,890, respectively.

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

Foreign Currency Translation
----------------------------
The Company's Belgium branch's functional currency is the Euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. The Company did not have any significant translation adjustments. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses are reflected in the income statement. During the year such gains or losses were immaterial.

Estimates
---------
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Major Customers
---------------
The Company had sales to one customer which represented 11%, 12%, and 12% of net sales during the years ended October 31, 2003, 2002, and 2001, respectively.

Reclassifications
-----------------
Certain amounts included in the prior years' financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on reported net income (loss) and are immaterial to the financial statements as a whole.

Recently Issued Accounting Pronouncements
-----------------------------------------
In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In the course of business the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and is not expected to have a material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on the Company's financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2003 and 2002 consisted of the following:

                                                                      2003             2002
                                                                  -----------      -----------
     Office furniture and equipment                               $   912,756      $   912,756
     Computer equipment                                             1,497,096        1,472,556
     Software                                                       1,123,340        1,121,288
     Machinery and equipment                                          429,394          440,680
     Machinery and equipment held under capital
           lease agreements                                           294,609          294,609
     Leasehold improvements                                         1,195,190        1,195,190
                                                                  -----------      -----------

                                                                    5,452,385        5,437,079
     Less accumulated depreciation and amortization
           (including accumulated depreciation and
           amortization of $272,563 in 2003 and $231,022 in
           2002 for equipment under capital
           lease agreements)                                        4,098,023        3,611,994
                                                                  -----------      -----------

                 TOTAL                                            $ 1,354,362      $ 1,825,085
                                                                  ===========      ===========

Depreciation and amortization expense was $486,029, $435,986, and $632,306 for the years ended October 31, 2003, 2002, and 2001, respectively, (including depreciation expense of $41,959, $98,850, and $106,047, respectively, on machinery and equipment held under capital leases).


NOTE 5 - CREDIT FACILITIES

Line of Credit
--------------
The Company had a credit facility with a commercial bank, consisting of an accounts receivable and inventory revolving credit line and a term note payable, which were secured by substantially all of the assets of the Company. Under the credit line, the Company could obtain advances up to an amount equal to 60% of eligible accounts receivable and 30% of eligible inventories up to a maximum of $4,500,000. The advances on the line of credit bore interest at the Company's option at either the Bank's prime rate or 2.5% in excess of the London Inter-Bank Offering Rate ("LIBOR"). The credit facility matured on September 30, 2000.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 5 - CREDIT FACILITIES (CONTINUED)

Line of Credit (Continued)
--------------------------
The Company defaulted on the credit facility for various reasons, including the nonpayment of the line of credit at maturity as well as noncompliance with various covenants and conditions. Since September 30, 2000, the interest rate on the credit line was 5% per annum in excess of the original rate. The Company entered into a forbearance agreement with the bank in December 2000, which was extended many times. The outstanding amount on the line of credit at October 31, 2002 was $2,317,134. The credit facility was repaid in April 2003.

Home Loan Investment Company ("HLIC") Credit Facility In April 2003, the Company obtained a $3,500,000 credit facility from HLIC. The credit facility is secured by all of the assets of the Company and includes a $3,000,000 term loan and a $500,000 revolving line of credit.

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

As further consideration for the credit facility, the Company also granted HLIC warrants to purchase 100,000 shares of common stock. The warrants are vested, expire on April 30, 2008, and have an exercise price of $0.67 per share.

Bluebird Credit Facility
------------------------
In April 2003, the Company obtained from Bluebird a credit facility of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the amount of $2,900,000 and support for the $1,250,000 letter of credit securing the HLIC credit facility. The loan bears interest at 5% per annum, payable annually for the first two years, and every three months thereafter, and is due and payable in April 2013.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 5 - CREDIT FACILITIES (CONTINUED)

Bluebird Credit Facility (Continued)
------------------------------------
Bluebird's loan commitment will be reduced by $72,500 in July 2005 and by the same amount every three months thereafter. This loan is subordinate to the HLIC credit facility. The Company must comply with certain financial and non-financial covenants, which include that without the consent of Bluebird it may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business or enter into any merger or similar reorganization.


NOTE 6 - LONG-TERM DEBT

Long-term debt at October 31, 2003 and 2002 consisted of the following:

                                                                       2003          2002
                                                                   -----------   -----------
     Term note payable to HLIC in the original amount of
           $3,000,000, secured by the assets of the Company,
           a letter of credit in the amount of $1,250,000 and
           a $250,000 debenture issued by HLIC; interest rate
           at 10% per annum, requires interest payments only
           for the first 12 months and monthly installments
           of principal and interest based on a 10-year
           amortization schedule and
           it is due in April 2008.                                $ 3,000,000   $       --

     Revolving line of credit from HLIC in the amount of
           $500,000, secured by the collateral securing the
           HLIC term note, bearing an interest of 1% per
           month on the outstanding balance and it is
           due in April 2008.                                          500,000           --

     Term note payable to Bluebird in the original amount of
           $2,900,000, secured by the assets of the Company
           (subordinated to the HLIC credit facility),
           bearing an interest at 5% per annum, and payable
           in quarterly installments of $72,500,
           commencing in July 2005.                                  2,900,000           --

     Term note in the original amount of $400,000, secured
           by certain inventory, payable without interest in
           monthly installments
           of $30,000 through March 2004.                              190,000           --


                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                       2003          2002
                                                                   -----------   -----------
     Term note payable to commercial bank in the original
           amount of $3,500,000, secured by substantially all
           of the assets of the Company, payable in monthly
           installments of $72,917, plus interest at LIBOR,
           plus 7.5% per annum, which includes the 5% default
           penalty since September 2000. In April 2003, the
           term note payable was
           repaid.                                                 $       --    $  ,895,856

     Obligation to a frame vendor in the original amount of
           $4,195,847, less an unamortized discount of
           $639,043, unsecured, payable in monthly
           installments of $50,000, including interest
           imputed at 7.37% per annum.                                     --      3,207,291

     Note payable to lessor of the Company's principal
           offices and warehouse in the original amount of
           $240,000, unsecured, payable in monthly
           installments of $4,134, including interest at 10%
           per annum, maturing on May 1, 2005.                          72,374       112,541

     Note payable to lessor of the Company's principal
           offices and warehouse, unsecured, payable in
           monthly installments of $3,757, including interest
           at 8% per annum, maturing on May 1, 2005.
                                                                        66,834        89,405
     Note payable to California Design Studio, Inc. ("CDS"),
           unsecured, payable in monthly installments of
           between $8,333 and $17,042, with a final payment
           of any principal plus interest remaining in May
           2007, including interest at 7% per annum,
           maturing on May 23, 2007 (see Note 7).                          --        938,258

     Obligation assumed in conjunction with acquisition of
           CDS and extension of consulting agreement, payable
           in monthly installments of $15,000, including
           interest imputed at 10% per annum,
           maturing on July 1, 2003.                                       --        104,876

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                       2003          2002
                                                                   -----------   -----------
     Note payable to commercial bank in the original amount
           of $750,000, secured by certain property and
           equipment, bearing interest at 4% per annum,
           payable in 39 monthly installments of $13,812,
           commencing March 31, 2003, with the remaining
           principal and accrued interest due and payable in
           full on February 28, 2008 (see Note 7).                 $   660,700   $   750,000

     Liability for machinery and equipment under various
           capital lease agreements, secured by certain
           machinery and equipment, bearing interest ranging
           from 8.19% to 11.4% per annum, maturing through
           August 2004.                                                 34,375       149,903
                                                                   -----------   -----------

                                                                     7,424,283     7,248,130
     Less current portion                                              550,748     5,533,149
                                                                   -----------   -----------

                 LONG-TERM PORTION                                 $ 6,873,535   $ 1,714,981
                                                                   ===========   ===========

Future maturities of long-term debt at October 31, 2003 were as follows:

     Year Ending
     October 31,
     -----------

        2004                                    $   550,748
        2005                                        536,349
        2006                                        655,477
        2007                                        685,729
        2008                                      3,110,980
        Thereafter                                1,885,000
                                                -----------
              TOTAL                             $ 7,424,283
                                                ===========


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases
------
The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California under an operating lease that expires in May 2005. The lease provides for minimum monthly rental payments of $79,499. The Company is also responsible for the payment of 50.76% of the common area operating expenses, as defined, utilities, and insurance. The Company has the option to extend the term of the lease for five additional years.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases (Continued)
------------------
Effective November 1, 2001, the Company subleased a portion of its warehouse to an unrelated third party. The Company received $212,160 in rental income during the year ended October 31, 2003 and is scheduled to receive rental income of $218,400 during the year ending October 31, 2004. The rent scheduled to be received has been reflected as a reduction in future minimum lease payments. The sublessee is responsible for 29.8% of the common area operating expenses. The sublessee has extended the term of the sublease from November 1, 2003 through May 31, 2005 at a base rent of $18,200 per month.

Future minimum lease payments under this non-cancelable operating lease obligation at October 31, 2003 were as follows:

     Year Ending
     October 31,
     -----------
        2004                                    $   953,982
        2005                                        556,490
                                                -----------
            TOTAL                               $ 1,510,472
                                                ===========

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

Total facilities-related rent expense was $738,406, $741,488, and $708,226 for the years ended October 31, 2003, 2002, and 2001, respectively. Lease expense with respect to the warehouse upgrades and computer system was $41,454, $829,084, and $1,221,861 for the years ended October 31, 2003, 2002, and 2001, respectively.

Employment Agreement
--------------------
In April 2003, the Company entered into a new five-year employment agreement with Michael Prince, the Company's President/Chief Executive Officer/Chief Financial Officer, which superseded his existing employment agreement. Under the new employment agreement, he receives a salary of $240,000 per year, subject to annual review for increase.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement (Continued)
--------------------------------
He also received 420,000 shares of common stock, which he must forfeit if certain conditions are not met as follows:

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

Consulting Agreements
---------------------
The Company entered into a consulting agreement on June 2, 2000 with a consultant to provide advice and assistance to senior management of the Company. Pursuant to the second amendment dated May 31, 2001, the unsecured consulting obligation is payable in varying monthly installments ranging from $5,000 to $20,000 through March 2007, and $8,000 in April 2007. Total minimum payments under this consulting obligation at October 31, 2003 were as follows:

     Year Ending
     October 31,

        2004                                    $   130,000
        2005                                        210,000
        2006                                        240,000
        2007                                        108,000
                                                -----------
            TOTAL                               $   688,000
                                                ===========

Total fees paid for this consulting obligation for the years ended October 31, 2003, 2002, and 2001 amounted to $54,000, $66,000, and $63,000, respectively.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements (Continued)
---------------------------------
In April 2003, the Company entered into a three-year consulting agreement with Dartmouth Commerce in connection with the Company's recapitalization and the appointment of Richard M. Torre as Chairman of the Board. Mr. Torre owns Dartmouth Commerce. This agreement provides for an annual compensation in the amount of $55,000 per year. Total consulting fees paid under this agreement during the year ended October 31, 2003 were $27,500.

In April 2003, the Company entered into an 18-month consulting agreement with the former Chairman of the Board/Chief Executive Officer for total compensation of $20,000. Total consulting fees paid under this agreement during the year ended October 31, 2003 were $6,667.

License Agreements
------------------
The Company has a license agreement with Laura Ashley Limited, which grants the Company certain rights to use the "Laura Ashley" trademarks in connection with the distribution, marketing, and sale of eyewear products. The license, as amended, automatically renews annually through 2008, so long as the Company is not in breach of the license and generates the required amount of minimum net sales.

The Company has a license agreement with Hart Schaffner & Marx, which grants the Company certain rights to use the "Hart Schaffner & Marx" trademarks in connection with the distribution, marketing, and sale of eyewear products. The license period extends through December 31, 2005 and may be renewed for three-year terms in perpetuity provided that specified minimum sales are achieved and the Company is not in default under the license agreement.

The Company has a license agreement with Eddie Bauer Diversified Sales LLC, which grants the Company certain rights to use the "Eddie Bauer" trademark in connection with the distribution, marketing and sale of eyewear products. The license period extends through December 31, 2005. The license can be renewed for a two-year term provided that specified minimum sales are achieved and the Company is not in material default under the license agreement.

The Company has a license agreement with Kobra International, which grants the Company rights to use the "Nicole Miller" trademark in connection with the distribution, marketing, and sale of eyewear products. The license period extends until March 31, 2006 and can be renewed for an additional three-year term provided the Company is in compliance with the license agreements.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

License Agreements (Continued)
------------------------------
The Company had a license agreement with Coach, a division of Sara Lee Corporation, which granted the Company certain rights to use the "Coach" and related trademarks in connection with the distribution, marketing, and sale of Coach eyewear products. In December 2000, Coach terminated the license agreement due to alleged breaches of the agreement by the Company and filed an action seeking recovery for unpaid royalties and advertising costs pursuant to the license agreement. On March 7, 2002, the Company entered into a settlement agreement with Coach, in which Coach agreed to release the Company from all actions and debts for $250,000 payable over the 90-day period following the date of the settlement agreement. The Company has paid this settlement in full.

The Company has a license agreement with bebe stores, inc., which grants the Company certain rights to use the "bebe" trademark in connection with the distribution, marketing, and sale of bebe prescription eyewear products. The license period extends through June 30, 2006. The Company's license for bebe eyes provides that bebe stores may terminate the license if the Company is insolvent. Because the Company has a shareholders' deficit, it may be deemed to be insolvent, which would permit bebe to terminate the license. As of October 2003, bebe had not notified the Company that it seeks to terminate the license.

Total minimum royalties payable under all of the Company's license agreements at October 31, 2003 were follows:

     Year Ending
     October 31,

        2004                                    $ 2,556,454
        2005                                      2,845,000
        2006                                      1,501,667
        2007                                        837,500
        2008                                        212,500
                                                -----------
            TOTAL                               $ 7,953,121
                                                ===========

Total royalty expense charged to operations for the years ended October 31, 2003, 2002, and 2001 amounted to $2,456,292, $2,160,725, $2,286,267, respectively.

In addition to the above minimum royalties payable, the Company is required under certain license agreements to advertise and market license trademark brands as specified in the respective agreements. The Company was in compliance with these minimum advertising and related expense requirements for the years ended October 31, 2003, 2002, and 2001.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Settlement Agreement and General Release with CDS
-------------------------------------------------
In January 2003, the Company entered into a settlement agreement with CDS and the sole shareholder of CDS, settling all remaining obligations between the parties emanating from the Company's purchase of all of the assets of CDS in 1999. The remaining obligations included those under a consulting agreement with the sole shareholder of CDS for $104,876 at October 31, 2002 and the promissory note given as part of the purchase price for $938,258 at October 31, 2002. In the settlement, the Company paid $500,000 to CDS and the sole shareholder of CDS, and the parties executed a mutual general release. This transaction resulted in the Company recording a gain of $526,487 in the statement of operations for the year ended October 31, 2003.

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

Lawsuits
--------
The Company is a defendant in one lawsuit. While the outcome of this lawsuit is unknown, management does not believe it would result in significant additional liability to the Company. A reserve has not been booked at October 31, 2003.


NOTE 8 - SHAREHOLDERS' DEFICIT

General
-------
The Company's Articles of Incorporation authorize 5,000,000 shares of preferred stock, par value $0.001 per share, and 30,000,000 shares of common stock, par value $0.001 per share. The Board of Directors has the authority to issue the authorized and unissued preferred stock in one or more series with such designations, rights, and preferences as may be determined from time to time by the Board of Directors without shareholder approval.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 8 - SHAREHOLDERS' DEFICIT (CONTINUED)

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

The holders of the Series A Preferred do not have voting rights, except as required by law, provided, however, that at any time two dividend payments are not paid in full, the Board of Directors will be increased by two and the holders of the Series A Preferred, voting as a single class, will be entitled to elect the additional directors. Bluebird received demand and piggyback registration rights for the shares of common stock into which Series A Preferred may be converted. At October 31, 2003, dividends in arrears were approximately $8,000.

Common Stock
------------
In December 2001, the Company issued 500,000 shares of its common stock and paid $3,000 to Springer Capital Corporation in satisfaction of the purchase price adjustment relating to the GWO Acquisition. The fair value of the settlement amount, $68,000, had been accrued as a liability at October 31, 2001.

Stock Options
-------------
The Company's 1997 Stock Plan provides for the issuance from time to time of up to 800,000 shares of common stock may be issued from time to time to directors, officers, employees, and consultants pursuant to awards such as stock options and restricted stock sales. The plan terminates in 2007. Compensation expense has not been recorded over the respective service periods required of the optionees for existing options because the exercise price was not less than the fair market value of the common stock on the grant dates. Through October 31, 2003, the Company has issued only stock options under the plan.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 8 - SHAREHOLDERS' DEFICIT (CONTINUED)

Stock Options (Continued)

The following is a summary of stock option activity under the plan:

                                                               Weighted-
                                                                Average
                                                   Number      Exercise
                                                 of Shares       Price
                                                -----------   -----------

         Outstanding, October 31, 2000              529,400   $      8.01
               Canceled                             (71,900)  $      7.63
                                                -----------

         Outstanding, October 31, 2001              457,500   $      8.07
               Canceled                             (90,200)  $      7.92
                                                -----------

         Outstanding, October 31, 2002              367,300   $      8.10
               Canceled                            (149,500)  $      8.25
                                                -----------

            OUTSTANDING, OCTOBER 31, 2003           217,800   $      7.99
                                                ===========

            EXERCISABLE, OCTOBER 31, 2003           217,800   $      7.99
                                                ===========

The options have a remaining contractual life of four years at October 31, 2003.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be unchanged for the years ended October 31, 2003, 2002, and 2001 as the pro forma amounts would be immaterial.

Warrants
--------
The Company issued to its managing underwriters of its initial public offering in 1997 warrants to purchase 180,000 shares of common stock for $12 per share. The warrants expired without being exercised on September 16, 2002.

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

In April 2003, warrants to purchase 100,000 shares of the Company's common stock for $0.67 per share were issued to HLIC as a consideration for the credit facility (see Note 5).

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 8 - SHAREHOLDERS' DEFICIT (CONTINUED)

Warrants (Continued)

The following is a summary of warrants outstanding:

                                                               Weighted-
                                                                Average
                                                   Number      Exercise
                                                 of Shares       Price
                                                -----------   -----------

         Outstanding, October 31, 2000              330,000   $     10.11
               Canceled                            (100,000)  $      8.00
                                                -----------

         Outstanding, October 31, 2001              230,000   $     11.02
               Canceled                            (180,000)  $     12.00
                                                -----------

         Outstanding, October 31, 2002               50,000   $      7.50
               Issued                               100,000   $      0.67
                                                -----------

            OUTSTANDING, OCTOBER 31, 2003           150,000   $      4.30
                                                ===========

            EXERCISABLE, OCTOBER 31, 2003           150,000   $      4.30
                                                ===========


NOTE 9 - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of October 31, 2003 and 2002 consisted of the following:

                                                         2003          2002
                                                     -----------   -----------
     Deferred tax assets
         Allowance for doubtful accounts             $   216,000   $   229,000
         Capitalization of inventory costs                38,000       125,000
         Inventory reserve                               645,000     1,199,000
         Sales returns reserve                            92,000       479,000
         Depreciation and amortization of property
               and equipment                           2,221,000     2,408,000
         Net operating loss carry-forward              5,600,000     5,842,000
         Other                                            72,000       107,000
         Valuation allowance                          (8,399,000)   (9,802,000)
                                                     -----------   -----------
            Total deferred tax assets                    485,000       587,000

     Deferred tax liability
         State taxes                                    (485,000)     (587,000)
                                                     -----------   -----------
                       NET DEFERRED TAXES            $       --    $       --
                                                     ===========   ===========

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 9 - INCOME TAXES (CONTINUED)

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended October 31, 2003, 2002, and 2001:

                                           2003          2002          2001
                                        ---------     ---------     ---------
     Current
        Federal                         $    --       $  (4,256)    $(110,000)
        State                              10,492         3,269       136,902
                                        ---------     ---------     ---------

                                           10,492          (987)       26,902
                                        ---------     ---------     ---------

     Deferred
        Federal                              --            --            --
        State                                --            --            --
                                        ---------     ---------     ---------

                                             --            --            --
                                        ---------     ---------     ---------

           TOTAL                        $  10,492     $    (987)    $  26,902
                                        =========     =========     =========

A reconciliation of the provision for (benefit from) income taxes and the amount computed by applying the federal statutory rate to loss before benefit for income taxes is as follows:


                                            2003          2002          2001
                                        -----------   -----------   -----------
     Computed income tax benefit at
        federal statutory rate          $ 1,182,754   $(1,399,643)  $(4,542,538)
     Increase (decrease) resulting from
        State income taxes                  308,920      (149,282)     (529,072)
        Permanent items                         --          3,877        40,664
        Change in valuation allowance    (1,385,915)    1,516,000     5,037,000
        Other, net                          (95,267)       28,061        20,848
                                        -----------   -----------   -----------
           TOTAL                        $    10,492   $      (987)  $    26,902
                                        ===========   ===========   ===========

As of October 31, 2003, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $14,300,000 and $6,300,000, respectively. The net operating loss carry-forwards expire through 2022. The utilization of net operating loss carry-forwards may be limited due to the ownership change, which may have occurred in April 2003, under the provisions of Internal Revenue Code Section 382 and similar state provisions. During the year ended October 31, 2003, net operating losses were reduced by a non-taxable gain on extinguishment of debt of approximately $4,098,000.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, and may elect to separately contribute up to 100% of their annual bonus, if any, to the plan. The Company may also elect to make discretionary contributions. For the year ended October 31, 2003, the Company used the plan's forfeitures of $25,112 as matching contributions and contributed $0, and $157,996, for the years ended October 31, 2002 and 2001, respectively.

NOTE 11 - FOREIGN OPERATIONS

The Company operates a branch in Belgium. The following is a summary of the Company's foreign operations:

                                       2003          2002
                                   -----------   -----------
     Balance Sheet
        Identifiable assets        $ 1,329,080   $ 1,376,455

                                       2003          2002           2001
                                   -----------   -----------    -----------
     Statement of operations
        Net sales                  $ 1,985,772   $ 2,046,195    $ 2,441,946
        Net income (loss)          $   187,479   $  (506,083)   $    53,559

In addition, the Company's United States' operations conducted business in foreign countries. During the years ended October 31, 2003, 2002, and 2001, such net sales amounted to $1,643,788, $1,291,565, and $2,168,744, respectively.

NOTE 12 - QUARTERLY INFORMATION (UNAUDITED)

The following tables represent the Company's quarterly data for the years ended October 31, 2003, 2002, and 2001:

                                                          2003
                         ----------------------------------------------------------------------
                            First         Second         Third         Fourth
                           Quarter        Quarter       Quarter        Quarter         Total
                         -----------    -----------   -----------    -----------    -----------
     Net sales           $ 7,243,119    $ 5,775,576   $ 6,302,153    $ 5,099,166    $24,420,014
     Gross profit        $ 4,332,617    $ 3,939,443   $ 4,001,428    $ 3,647,758    $15,921,246
     Net income (loss)
        available to
        common share-
        holders          $  (213,363)   $ 4,418,598   $  (394,083)   $  (355,997)   $ 3,455,155
     Earnings
        (loss) per
        share            $     (0.04)   $      0.79   $     (0.07)   $     (0.06)   $      0.60

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 12 - QUARTERLY INFORMATION (UNAUDITED) (CONTINUED)

                                                         2002
                    ----------------------------------------------------------------------------
                        First          Second           Third          Fourth
                       Quarter         Quarter         Quarter         Quarter          Total
                    ------------    ------------    ------------    ------------    ------------
     Net sales      $  8,521,661    $  8,806,211    $  8,188,296    $  7,605,263    $ 33,121,431
     Gross profit   $  5,187,248    $  4,869,441    $  4,522,362    $  3,074,115    $ 17,653,166
     Net loss
        available
        to common
        share-
        holders     $   (390,643)   $   (780,291)   $   (777,077)   $ (2,167,598)   $ (4,115,609)
     Loss per
        share       $      (0.07)   $      (0.14)   $      (0.14)   $      (0.40)   $      (0.75)


                                                           2001
                         -------------------------------------------------------------------------
                            First         Second          Third         Fourth
                           Quarter        Quarter        Quarter        Quarter          Total
                         ------------   ------------   ------------   ------------    ------------
     Net sales           $ 10,889,044   $ 11,470,364   $ 11,821,152   $  9,211,462    $ 43,392,022
     Gross profit        $  7,128,081   $  7,042,041   $  7,164,518   $    585,029    $ 21,919,669
     Net income (loss)
        available to
        common share-
        holders          $    103,823   $    229,031   $    153,799   $(13,873,962)   $(13,387,308)
     Earnings
        (loss) per
        share            $       0.02   $       0.05   $       0.03   $      (2.74)   $      (2.65)

NOTE 13 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the fiscal year ended October 31, 2003, the Company recorded the following:

     o decreased its inventory reserves by $731,329, which comprised of a $487,278 adjustment to the net realizable value of slow moving inventory items to an estimated closeout value of $3 per frame and $244,051 of reversals of previously reserved obsolete inventory that was sold during the quarter.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                OCTOBER 31, 2003
--------------------------------------------------------------------------------
NOTE 13 - FOURTH QUARTER ADJUSTMENTS (CONTINUED)

During the fourth quarter of the fiscal year ended October 31, 2002, the
Company:

     o increased its allowance for doubtful accounts by $285,018 after reviewing the recoverability of accounts receivable from its international and 365-day credit period customers.

     o increased its reserve for obsolete inventory by $659,161 after adjusting the net realizable value of slow moving inventory held at the Company's main warehouse and in Belgium.

     o wrote down inventory held at October 31, 2002 that had been returned by customers by $840,965 to $754,569.

     o    entered into the lease payoff with Oliver Allen.

The effects of the adjustments were significant factors for the fourth quarter results.

NOTE 14 - SUBSEQUENT EVENTS

In December 2003, the Company obtained a loan in the amount of $350,000, bearing interest at 3% per annum. The loan is payable in seven monthly installments of $50,000, commencing on April 30, 2004, with interest payable when the last installment is due on October 29, 2004. Another loan was obtained in January 2004 in the amount of $153,000 at 12% interest per annum. This loan matures on May 31, 2004, and principal and interest payments are not due until the maturity date.

                   Independent Auditors' Report on Schedule II

INDEPENDENT AUDITORS' REPORT ON SCHEDULE



Board of Directors
Signature Eyewear, Inc. and Subsidiary

In connection with our audit of the consolidated financial statements of Signature Eyewear, Inc. and Subsidiary referred to in our report dated April 5, 2002 (except for Note 7, which is as of July 30, 2002), which is included in this Form 10-K, we have also audited Schedule II for the year ended October 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ ALTSCHULER, MELVOIN AND GLASSER, LLP
----------------------------------------
ALTSCHULER, MELVOIN AND GLASSER, LLP

Los Angeles, California
April 5, 2002



SLGG        SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
            Certified Public Accountants and Management Consultants
            www.slgg.com   Los Angeles   Orange County   Ontario



                          INDEPENDENT AUDITOR'S REPORT
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders
Signature Eyewear, Inc.


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 23, 2004

                                                         SIGNATURE EYEWEAR, INC.
                                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================



                                                        ADDITIONS        ADDITIONS
                                         BALANCE,      (DEDUCTIONS)     (DEDUCTIONS)        BALANCE,
                                        BEGINNING       CHARGE TO           FROM              END
                                         OF YEAR        OPERATIONS         RESERVE          OF YEAR
                                      ------------     ------------     ------------     ------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
      OCTOBER 31, 2003                $    543,884     $     52,412     $    (92,806)    $    503,490
                                      ============     ============     ============     ============

      OCTOBER 31, 2002                $    574,096     $    432,224     $   (462,436)    $    543,884
                                      ============     ============     ============     ============

      OCTOBER 31, 2001                $    314,839     $    434,090     $   (174,833)    $    574,096
                                      ============     ============     ============     ============


RESERVES FOR OBSOLETE INVENTORIES
      OCTOBER 31, 2003                $  2,799,940     $    159,018     $ (1,452,951)    $  1,506,007
                                      ============     ============     ============     ============

      OCTOBER 31, 2002                $  2,450,000     $  2,066,213     $ (1,716,273)    $  2,799,940
                                      ============     ============     ============     ============

      OCTOBER 31, 2001                $    511,004     $  2,973,202     $ (1,034,206)    $  2,450,000
                                      ============     ============     ============     ============


VALUATION ALLOWANCE FOR DEFERRED
TAX ASSETS
      OCTOBER 31, 2003                $  9,800,000     $         --     $ (1,385,915)    $  8,414,085
                                      ============     ============     ============     ============

      OCTOBER 31, 2002                $  8,284,000     $  1,516,000     $         --     $  9,800,000
                                      ============     ============     ============     ============

      OCTOBER 31, 2001                $  3,247,000     $  5,037,000     $         --     $  8,284,000
                                      ============     ============     ============     ============


RESERVES FOR CUSTOMER RETURNS
      OCTOBER 31, 2003                $  2,286,934     $         --     $ (1,667,474)    $    619,460
                                      ============     ============     ============     ============

      OCTOBER 31, 2002                $    307,500     $  1,979,434     $         --     $  2,286,934
                                      ============     ============     ============     ============

      OCTOBER 31, 2001                $    285,000     $     22,500     $         --     $    307,500
                                      ============     ============     ============     ============

                                       66







ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A -- CONTROLS AND PROCEDURES

            The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company's disclosure controls and procedures reasonably ensure that information required to be disclosed by the Company in this annual report has been made known to them in a timely manner.

            There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth certain information with respect to the directors and executive officers of the Company as of January 31, 2004:


      NAME             AGE                 POSITION                           PRINCIPAL OCCUPATION
--------------------------------------------------------------------------------------------------------------
Richard M. Torre        57           Chairman of the Board            Mr. Torre has served as Chairman of the
                                                                      Board since April 2003. For more than
                                                                      the past 19 years he has owned and
                                                                      operated Dartmouth Associates, a
                                                                      merchant and investment bank. From
                                                                      January 2001 through June 2002, he was
                                                                      Chairman of Global Vantage Securities,
                                                                      Inc., a broker-dealer, and for the two
                                                                      years prior to that he was Chairman of
                                                                      its affiliate investment bank Global
                                                                      Vantage Ltd. From 1995 through 1998 he
                                                                      was Chairman of Global Capital Markets,
                                                                      Inc., an investment banking firm. Mr.
                                                                      Torre currently is also Chairman of
                                                                      Exceed Capital Holdings Ltd.

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

Ted Pasternack          61                  Director                  Mr. Pasternack joined the board in April
                                                                      2003. He is a certified public
                                                                      accountant who for more than the past
                                                                      five years has been a financial
                                                                      consultant through Betafam, Inc., a
                                                                      corporation wholly owned by him, for the
                                                                      legal profession.

Michael Prince          54                  Director                  Mr. Prince joined the Company in 1993
                                    Chief Executive Officer           and has served as the Chief Financial
                                    Chief Financial Officer           Officer and as a Director of the Company
                                                                      since March 1994, and as Chief Executive
                                                                      Officer since April 2003. For more than
                                                                      14 years before joining the Company, Mr.
                                                                      Prince's primary occupation was as a
                                                                      principal with Prince & Co., a business
                                                                      consulting firm that he owned.

Jill Gardner            36          Vice President of Design          Ms. Gardner joined the Company in 2003
                                                                      as Vice President of Design. From 2000
                                                                      to 2003, she was the Creative Director
                                                                      with Eyespace. From 1995 to 2000, Ms.
                                                                      Gardner was Director of Product
                                                                      Development with the Company.

      NAME             AGE                 POSITION                           PRINCIPAL OCCUPATION
--------------------------------------------------------------------------------------------------------------
Raul Khantzis           50             Vice President of              Mr. Khantzis joined the Company in 2003
                                      International Sales             as Vice President of International
                                                                      Sales. From 2001 to 2003, he was Vice
                                                                      President of Domestic Distribution with
                                                                      Metzler International. During 2001, he
                                                                      was Director-International Division of
                                                                      Kenmark Optical, and from 2000 to 2001,
                                                                      he was Vice President-Sales with LBI.
                                                                      Mr. Khantzis was Operations Director of
                                                                      the Company from 1999 to 2000.

Sheptanya Page          39        Director of Human Resources         Ms. Page joined the Company as Manager
                                                                      of Human Resources in 1999 and was
                                                                      promoted to Director of Human Resources
                                                                      in 2000. She was appointed to the
                                                                      Management Executive Committee of the
                                                                      Company in April 2003. From 1992 to 1999
                                                                      she was Corporate Human Resources
                                                                      Manager for Authentic Fitness
                                                                      Corporation.

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

Marie Welsch            44         Vice President-Corporate           Ms. Welsch joined the Company in 1998
                                          Accounts                    and has served as Vice President of
                                                                      Corporate Accounts since 2000. She was
                                                                      appointed to the Management Executive
                                                                      Committee of the Company in April 2003.

            The Board of Directors has an Audit Committee which consists of Ted Pasternack (chairman), Edward Meltzer and Drew Miller. The Board of Directors has determined that Ted Pasternack is an "audit committee financial expert" as defined under the rules and regulations of the Securities and Exchange Commission, and is "independent" under the definition of "independent director" under Nasdaq rules.

            The Company has adopted a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer. The Company will provide a copy of its Code of Ethics to any person without charge upon written request delivered to Corporate Secretary, Signature Eyewear, 498 North Oak Street, Inglewood, California 90302.

ITEM 11 -- EXECUTIVE COMPENSATION

            The following table sets forth, as to each person who served as Chief Executive Officer at any time during the last fiscal year, and as to each of the other persons serving as executive officers as of October 31, 2003 whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 LONG TERM
                                                                                               COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------
                                             FISCAL YEAR
                                                ENDED             ANNUAL COMPENSATION       NUMBER OF SECURITIES      ALL OTHER
         NAME AND PRINCIPAL POSITION         OCTOBER 31,        SALARY            BONUS      UNDERLYING OPTIONS     Compensation(1)
-----------------------------------------------------------------------------------------------------------------------------------
Bernard L. Weiss (2)                            2003            $ 22,153            --               --                 $    --
     Chief Executive Officer                    2002              48,000            --               --                  23,273
                                                2001             230,000            --               --                  29,445
-----------------------------------------------------------------------------------------------------------------------------------
Michael Prince                                  2003            $228,462            --               --                 $18,000
     Chief Executive Officer and Chief          2002             215,500            --               --                  25,825
     Financial Officer(3)                       2001             215,000                                                 25,987
-----------------------------------------------------------------------------------------------------------------------------------
Robert M. Fried(4)                              2003            $215,000            --               --                 $18,000
     Senior Vice President-Marketing            2002             215,000            --               --                  27,486
                                                2001             215,000                                                 25,825
-----------------------------------------------------------------------------------------------------------------------------------
Robert A. Zeichick(4)                           2003            $215,000            --               --                 $18,000
     Vice President-Advertising and             2002             215,000            --               --                  27,478
     Sales Promotion                            2001             215,000                                                 26,180
-----------------------------------------------------------------------------------------------------------------------------------
Marie Welsch(5)                                 2003            $150,000                                                     --
     Vice President-Corporate Accounts
-----------------------------------------------------------------------------------------------------------------------------------
Kevin D. Seifert(5)                             2003            $118,385                                                     --
     Vice President-Operations
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes: (i) Company contribution to 401(k) Plan; and (ii) in 2001, 2002 and 2003, cash-out of a portion of unused vacation at approximately 60% of accrued amount due to Company's request to limit vacation during the period.
(2)  Resigned in April 2003.
(3)  Mr. Prince was appointed Chief Executive Officer in April 2003.
(4)  Resigned effective November 15, 2003.
(5)  Appointed executive officers in fiscal 2003.


OPTION GRANTS IN LAST FISCAL YEAR

            There were no option grants to Named Executive Officers in fiscal 2003.

STOCK OPTIONS HELD AT FISCAL YEAR END

            The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at October 31, 2003 and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock as reported by Nasdaq on October 31, 2003 ($0.16 per share). No Named Executive Officer exercised any stock options during fiscal 2003.

                 AGGREGATED FISCAL YEAR-END OPTION VALUES

                          NUMBER OF SECURITIES
                         UNDERLYING UNEXECUTED           VALUE OF UNEXERCISED
                              OPTIONS AT                 IN-THE-MONEY OPTIONS
                           OCTOBER 31, 2003              AT OCTOBER 31, 2003
                      ----------------------------------------------------------
NAME                  EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                  ----------------------------------------------------------
Bernard L. Weiss         12,000           0            $  0           $  0
Michael Prince           44,000           0               0              0
Robert M. Fried          44,000           0               0              0
Robert A. Zeichick       44,000           0               0              0
Marie Welsch              9,300           0               0              0
Kevin D. Seifert          9,500           0               0              0


EMPLOYMENT AGREEMENTS

            Michael Prince has entered into an employment agreement with the Company. Mr. Prince's employment agreement was revised and restated when he was appointed Chief Executive Officer in April 2003. Under the revised employment agreement, he receives salary of $240,000 per year, subject to annual review for increase. He also received 420,000 shares of Common Stock, of which he must forfeit 210,000 shares if Signature has not achieved positive net income from ordinary operations in at least one fiscal year in the period 2003 to 2006, and must forfeit an additional 210,000 shares if Signature does not have net income from ordinary operations of at least $250,000 in at least one of the three fiscal years following the fiscal year it achieves positive net income. If prior to March 31, 2008 Mr. Prince's employment is terminated without cause or he terminates his employment for "good reason": (i) he will be entitled to a lump sum payment of all salary to which he would have been entitled under the employment agreement from the date of termination through March 31, 2008; and
(ii) any of the 420,000 shares which have not vested will vest and be free of the risk of forfeiture.

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

COMPENSATION OF DIRECTORS

            Commencing May 2003, the Board of Directors adopted a director compensation policy in which each outside director other than Richard M. Torre receives a monthly fee of $750 and $500 per meeting attended, and the Chairman of each Board Committee receives a quarterly fee of $250. Mr. Torre does not receive directors fees as a result of the consulting arrangement between the Company and Dartmouth Commerce of Manhattan, Inc., a corporation owned by Mr. Torre. Prior to May 2003, during fiscal 2003 outside directors received no compensation for services as a directors. In fiscal 2003, the Company paid $23,500 of directors fees to its outside directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            In May 2003 the Board of Directions appointed a Compensation Committee consisting of Edward Meltzer, Ted Pasternack and Michael Prince. The Board of Directors did not have a Compensation Committee for several years prior to that. Mr. Prince is the Chief Executive Officer and Chief Financial Officer of the Company.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table provides information as of January 31, 2004 regarding the Common Stock and Series A Convertible 2% Preferred Stock ("Series A Preferred") owned by: (i) each person the Company knows to beneficially own more than 5% of the outstanding Common Stock or Series A Preferred; (ii) each of the Company's directors; (iii) each of the Company's executive officers named in the Summary Compensation Table included in this Proxy Statement; and (iv) all executive officers and directors of the Company as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, to the Company's knowledge each person identified in the table has sole voting and investment power with respect to the shares shown as beneficially owned.

                                   NUMBER OF SHARES OF
      NAME AND ADDRESS OF             COMMON STOCK        PERCENT OF   NUMBER OF SHARES OF   PERCENT OF
     BENEFICIAL OWNER(1)           BENEFICIALLY OWNED       CLASS      SERIES A PREFERRED      CLASS
------------------------------     ------------------     ---------------------------------------------
Edward Meltzer                               --               --               --                --

Drew Miller                                  --               --               --                --

Ted Pasternack                             7,400              0.1              --                --

Michael Prince                         1,039,878(2)          17.3              --                --

Richard M. Torre                       1,600,000             26.8              --                --

Kevin D. Seifert                          37,844(3)           0.6              --                --

Marie Welsch                              34,200(4)           0.6              --                --

Bluebird Finance Limited
Box 957, Road Town, Tortola
British Virgin Islands                       --               --          1,200,000             100%

Craig Springer
145 North Fourth Street
Grand Junction, CO 81502                 700,000(5)          11.7              --                --

All directors and executive
officers as a group(10 persons)        2,721,322(6)          45.0              --                --

-----------------------
(1) The business address of each director and executive officer (each person identified in the table other than Bluebird Finance Limited) is c/o Signature Eyewear, Inc., 498 North Oak Street, Inglewood, CA 90302.
(2)    Includes 44,000 shares which may be acquired upon exercise of options.

(3)    Includes 9,500 shares which may be acquired upon exercise of options.

(4)    Includes 9,300 shares which may be acquired upon exercise of options.

(5) Includes (i) 550,000 shares owned by Springer Capital Corporation, a corporation owned Mr. Springer; (ii) 50,000 shares issuable upon exercise of warrants owned by Springer Capital Corporation; and (iii) 100,000 shares issuable upon exercise of warrants owned by Home Loan and investment power with respect to these shares by virtue of being a director, officer and shareholder of that corporation.

(6) Includes 64,800 shares which may be acquired upon exercise of options and warrants as described in footnotes (2) through (5).

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and 10% shareholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of Common Stock and to provide us with copies of the reports. Except for the Form 3 filings for Kevin Seifert, Marie Welsch and Sheptanya Page, which were delinquent, the Company believes that all of these persons filed all required reports on a timely basis in fiscal 2003.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14 -- PRINCIPAL ACCOUNTING FEES AND SERVICES

            Singer, Lewak, Greenbaum & Goldstein, LLP ("SLGG") audited the Company's financial statements for fiscal 2002 and fiscal 2003. For fiscal 2002, the fees billed for professional services by SLGG were as follows: Audit Fees--$150,000; and Tax Fees (for preparation of federal and state income tax returns)--$28,000. For fiscal 2003, the fees billed for professional services by SLGG were as follows: Audit Fees--$73,000. The policy of the Audit Committee is that it must approve in advance all services (audit and non-audit) to be rendered by the Company's independent auditors. The Board of Directors reestablished the Audit Committee following the Company's recapitalization in April 2003. For at least two years prior to that, the Board of Directors did not have an Audit Committee. The engagement of SLGG for the audit and tax services for fiscal 2002 was approved in advance by the Board of Directors. The engagement of SLGG for the audit for fiscal 2003 was approved in advance by the Audit Committee.

                                     PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of Report:

1. Financial Statements:

            Independent Auditor's Reports

            Consolidated Balance Sheets at October 31, 2002 and 2003

            Consolidated Statements of Operations for the years ended October
              31, 2001, 2002 and 2003

            Consolidated Statements of Changes in Stockholders' Equity for the
              years ended October 31, 2001, 2002 and 2003

            Consolidated Statements of Cash Flows for the years ended October
              31, 2001, 2002 and 2003

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


      Signature                     Title                          Date
      ---------                     -----                          ----


/s/ Michael Prince        Chief Executive Officer,             March 17, 2004
---------------------     Chief Financial Officer and
Michael Prince            Director (Principal Financial
                          and Accounting Officer)

/s/ Edward Meltzer        Director                             March 17, 2004
---------------------
Edward Meltzer

/s/ Drew Miller           Director                             March 18, 2004
---------------------
Drew Miller

/s/ Ted Pasternack        Director                             March 16, 2004
---------------------
Ted Pasternack

/s/ Richard M. Torre      Chairman of the Board                March 16, 2004
---------------------
Richard M. Torre

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

10.5 License Agreement, dated May 28, 1991, between Laura Ashley Manufacturing B.V. and Signature, as amended August 2, 1993, May 31, 1994, January 30, 1995, August 21, 1995, October 4, 2000. Further
          Amending Agreement dated December 18, 2002. Letter Amendment dated as of April 14, 2003. Incorporated by reference to Exhibit 10.5 of Signature's Annual Report on Form 10-K for the year ended October 31, 2002. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.6 Lease Agreement, dated March 23, 1995, between Signature and Roxbury Property Management, Guaranty of Lease, dated March 23, 1995, between Julie Heldman and Bernard L. Weiss and Roxbury Property Management; First Amendment to Lease, dated May 5, 1998, between Roxbury Property Management and Signature; Second Amendment to Lease, dated June 3, 1998; and Third Amendment to Lease, dated March 2000. Incorporated by reference to Exhibit 10.6 to Signature's Form S-1 (SEC Registration No. 333-30017), Exhibit 10.17 to Signature's Annual Report on Form 10-K for the year ended October 31, 1999 and Exhibit 10.6 to Signature's Annual Report on Form 10-K for the year ended October 31, 2000.

10.8 Employment Agreement dated April 23, 2003 between Signature and Michael Prince. Incorporated by reference to Exhibit 10.8 of Signature's Annual Report on Form 10-K for the year ended October 31, 2002.

10.9 License Agreement, dated June 24, 1997, between Eddie Bauer, Inc. and Signature; First Addendum to License Agreement dated March 26, 1999; Second Addendum to License Agreement dated July 30, 2002; and Acknowledge of Assignment dated as of January 1, 2003. Incorporated by reference to Exhibit 10.15 to Signature's Form S-1 (SEC Registration No. 333-30017), Exhibit 10.2 to Signature's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999 and Exhibit 10.11 of Signature's Annual Report on Form 10-K for the year ended October 31, 2002 [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.10 Agreement dated April 21, 2003: US $4,150,000 Credit Facility for Signature provided by Bluebird Finance Limited; Security Agreement dated April 21, 2003 between Signature as Debtor and Bluebird Finance Limited as Secured Party.(1)

10.11 Stock Purchase Agreement dated April 21, 2003 between Bluebird Finance Limited and Signature.(1)

10.12 Loan and Security Agreement, dated April 21, 2003, between Signature and Home Loan and Investment Company; Revolving Credit Promissory Note, dated April 21, 2003, in the principal amount of $500,000; Promissory Note, dated April 21, 2003, in the principal amount of $3,000,000.(1)

10.13 Subordination Agreement, dated April 21, 2003, among Bluebird Finance Limited, Signature and Home Loan and Investment Company. (1)

10.14 100,000 Warrants, dated April 21, 2003, issued to Home Loan and Investment Company. (1)

10.15 Consulting Agreement dated as of April 1, 2003 between Signature and Dartmouth Commerce of Manhattan, Inc. Incorporated by reference to
          Exhibit 10.19 to Signature's Annual Report on Form 10-K for the year ended October 31, 2002.

10.16 License Agreement made effective as of April 1, 1993 between Signature and Kobra International, Ltd. T/A Nicole Miller; consent to Assignment and Waiver dated June 4, 1999; and Letter Amendment dated December 18, 2002. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.]

10.17 Promissory Note dated March 26, 2003 made by Signature in favor of Wells Fargo Equipment Finance, Inc. and US Bancorp Oliver-Allen Technology Leasing in the principal amount of $750,000 and Security Agreement dated March 26, 2003.

10.18 Loan Agreement dated December 11, 2003, between Signature and Pearltime Investments Limited; and Promissory Note, dated December 11, 2003, in the principal amount of $350,000.

23.1      Consent of Altschuler, Melvoin and Glasser LLP

23.2      Consent of Singer Lewak Greenbaum & Goldstein LLP

31.1      Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1      Certification Pursuant to 18 U.S.C.ss. 1350

---------------
(1) Incorporated by reference from Form 8-K dated April 28, 2003.