Form 10-Q
period 2004-01-31
SIGNATURE EYEWEAR INC
filed 2004-04-12
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


           For the quarterly period ended January 31, 2004

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

                                Yes [X]   No [_]


     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 5,976,889 shares issued and outstanding as of March 31, 2004.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION                                             Page
                                                                            ----
Item 1    Financial Statements ..........................................    1

          Balance Sheets ................................................   1-2

          Statements of Operations ......................................    3

          Statements of Cash Flows ......................................    4

          Notes to the Financial Statements .............................  5-11


Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................   12


Item 3    Quantitative and Qualitative Disclosures about Market Risk ....   17


Item 4    Controls and Procedures .......................................   18


PART II   OTHER INFORMATION .............................................   18

Item 6    Exhibits and Reports on Form 8-K ..............................   18

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

                                                         SIGNATURE EYEWEAR, INC.
                                                                        CONTENTS
                               OCTOBER 31, 2003 AND JANUARY 31, 2004 (UNAUDITED)
================================================================================



                                                                          Page

FINANCIAL STATEMENTS

     Balance Sheets                                                        1-2

     Statements of Operations                                               3

     Statements of Cash Flows                                               4

     Notes to Financial Statements                                         5-11

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                               OCTOBER 31, 2003 AND JANUARY 31, 2004 (UNAUDITED)
================================================================================

                                     ASSETS

                                                                January 31,       October 31,
                                                                   2004              2003
                                                               ------------      ------------
                                                                (unaudited)

CURRENT ASSETS
    Cash and cash equivalents, including restricted cash
       of $340,679 (unaudited) and $340,567                    $    526,671      $    663,251
    Accounts receivable - trade, net of allowance for
       doubtful accounts of $430,914 (unaudited) and
       $503,490                                                   3,102,132         2,281,255
    Inventories, net of reserves for obsolete inventories
       of $1,528,527 (unaudited) and $1,506,007                   5,977,340         5,955,253
    Prepaid expenses and other current assets                        17,151            28,718
                                                               ------------      ------------

       Total current assets                                       9,623,294         8,928,477

PROPERTY AND EQUIPMENT, net                                       1,249,626         1,354,362
DEPOSITS AND OTHER ASSETS                                           117,177           115,055
                                                               ------------      ------------

          TOTAL ASSETS                                         $ 10,990,097      $ 10,397,894
                                                               ============      ============












   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                               OCTOBER 31, 2003 AND JANUARY 31, 2004 (UNAUDITED)
================================================================================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                January 31,       October 31,
                                                                   2004              2003
                                                               ------------      ------------
                                                                (unaudited)
CURRENT LIABILITIES
    Accounts payable - trade                                   $  5,716,718      $  5,367,576
    Accrued expenses and other current liabilities                1,850,648         1,722,825
    Reserve for customer returns                                    635,700           619,460
    Current portion of long-term debt                             1,008,833           550,748
                                                               ------------      ------------

       Total current liabilities                                  9,211,899         8,260,609

LONG-TERM DEBT, net of current portion                            6,768,994         6,873,535
                                                               ------------      ------------

          Total liabilities                                      15,980,893        15,134,144
                                                               ------------      ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
    Preferred stock, $0.001 par value 5,000,000 shares
       authorized Series A 2% convertible preferred stock,
       $0.001 par value; 1,360,000 shares authorized
       1,200,000 shares issued and outstanding                        1,200             1,200
    Common stock, $0.001 par value 30,000,000 shares
       authorized 5,976,889 (unaudited) and 5,976,889
       shares issued and outstanding                                  5,977             5,977
    Additional paid-in capital                                   15,236,041        15,236,041
    Accumulated deficit                                         (20,234,014)      (19,979,468)
                                                               ------------      ------------

       Total shareholders' deficit                               (4,990,796)       (4,736,250)
                                                               ------------      ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $ 10,990,097      $ 10,397,894
                                                               ============      ============




   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003 (UNAUDITED)
================================================================================

                                                                   2004              2003
                                                               ------------      ------------
NET SALES                                                      $  5,837,614      $  7,243,119
COST OF SALES                                                     2,342,407         2,910,502
                                                               ------------      ------------

GROSS PROFIT                                                      3,495,207         4,332,617
                                                               ------------      ------------

OPERATING EXPENSES
    Selling                                                       1,751,106         1,960,894
    General and administrative                                    1,752,496         2,330,867
    Depreciation and amortization                                   104,341           157,979
                                                               ------------      ------------

       Total operating expenses                                   3,607,943         4,449,740
                                                               ------------      ------------

LOSS FROM OPERATIONS                                               (112,736)         (117,123)
                                                               ------------      ------------

OTHER INCOME (EXPENSE)
    Sundry income                                                     6,726             2,813
    Interest expense, net                                          (142,653)          (99,165)
                                                               ------------      ------------

       Total other income (expense)                                (135,927)          (96,352)
                                                               ------------      ------------

LOSS BEFORE  INCOME TAXES                                          (248,663)         (213,475)

INCOME TAXES                                                          1,882                --
                                                               ------------      ------------

NET LOSS                                                           (250,545)         (213,475)
PREFERRED STOCK DIVIDENDS                                            (4,000)               --
                                                               ============      ============

Net loss available to common stock shareholders                $   (254,545)     $   (213,475)
                                                               ============      ============

BASIC AND DILUTED LOSS PER SHARE                               $      (0.04)     $      (0.04)
                                                               ============      ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                        5,976,889         5,556,889
                                                               ============      ============



   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003 (UNAUDITED)
================================================================================

                                                                   2004              2003
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $   (254,545)     $   (213,475)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
          Depreciation and amortization                             104,736           160,230
          Provision for bad debts                                   (72,577)           28,962
          Change in estimate in reserve for obsolete
            inventories                                              22,520          (201,566)
          (Increase) decrease in
              Accounts receivable - trade                          (748,301)         (558,611)
              Inventories                                           (44,607)        1,113,636
              Promotional products and materials                      9,425            22,630
              Prepaid expenses and other current assets               2,142            41,414
              Deposits and other assets                              (2,122)           (1,131)
          Increase (decrease) in
              Accounts payable - trade                              349,142          (512,460)
              Accrued expenses and other current liabilities        127,823          (417,837)
              Reserve for customer returns                           16,240           210,339
                                                               ------------      ------------

Net cash used in operating activities                              (490,124)         (327,869)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) on line of credit                           --          (169,239)
   Net borrowings (payments) on long-term debt                      353,544          (251,696)
                                                               ------------      ------------

Net cash provided by (used in) financing activities                 353,544          (420,935)
                                                               ------------      ------------

Net decrease in cash and cash equivalents                          (136,580)         (748,804)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      663,251         1,077,388
                                                               ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    526,671      $    328,584
                                                               ============      ============

Supplemental disclosures of cash flow information

   INTEREST PAID                                               $    104,282      $    102,034
                                                               ============      ============

   INCOME TAXES REFUNDED                                       $         --      $        (56)
                                                               ============      ============


   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                               OCTOBER 31, 2003 AND JANUARY 31, 2004 (UNAUDITED)
================================================================================

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         Signature Eyewear, Inc. (the "Company") designs, markets, and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2003. The results of operations for the three months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                               OCTOBER 31, 2003 AND JANUARY 31, 2004 (UNAUDITED)
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loss per Share
         --------------
         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any dilutive shares for the three months ended January 31, 2004 and 2003.

         The following potential common shares have been excluded from the computations of diluted loss per share for the three months ended January 31, 2004 and 2003 because the effect would have been anti-dilutive:
                                                      2004           2003
                                                  -----------    -----------
                                                  (unaudited)    (unaudited)

            Stock options                             346,700        346,700
            Warrants                                   50,000         50,000
                                                  -----------    -----------
                Total                                 396,700        396,700
                                                  ===========    ===========

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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                               OCTOBER 31, 2003 AND JANUARY 31, 2004 (UNAUDITED)
================================================================================

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at October 31, 2003 and January 31, 2004 consisted of the following:

                                                            2004         2003
                                                        -----------  -----------
                                                        (unaudited)

            Office furniture and equipment              $   912,756  $   912,756
            Computer equipment                            1,498,393    1,497,096
            Software                                      1,123,340    1,123,340
            Machinery and equipment                         427,701      429,394
            Machinery and equipment held under
              capital lease agreements                      294,609      294,609
            Leasehold improvements                        1,195,190    1,195,190
                                                        -----------  -----------
                                                          5,451,989    5,452,385

            Less accumulated depreciation and
              amortization (including accumulated
              depreciation and amortization of
              $272,563 in 2003 and $278,493
              (unaudited) in 2004 for equipment
              under capital lease agreements)             4,202,363    4,098,023
                                                        -----------  -----------
                     Total                              $ 1,249,626  $ 1,354,362
                                                        ===========  ===========

         Depreciation and amortization expense was $104,341 and $160,230 for three months ended January 31, 2004 and 2003, respectively, (including depreciation and amortization expense of $5,930 and $10,156, respectively, on machinery and equipment held under capital leases).


NOTE 4 - CREDIT FACILITIES

         Home Loan Investment Company ("HLIC") Credit Facility
         -----------------------------------------------------
         In April 2003, the Company obtained a $3,500,000 credit facility from HLIC. The credit facility is secured by all of the assets of the Company and includes a $3,000,000 term loan and a $500,000 revolving line of credit.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                               OCTOBER 31, 2003 AND JANUARY 31, 2004 (UNAUDITED)
================================================================================

NOTE 4 - CREDIT FACILITIES (Continued)

         HLIC Credit Facility (Continued)
         --------------------------------
         As additional security for the credit facility, an irrevocable letter of credit was issued in favor of HLIC by a commercial bank in the amount of $1,250,000, subject to reduction if the credit facility is less than $1,250,000. The letter of credit delivered to obtain the credit facility was secured by a related party. Furthermore, the Company purchased a $250,000 debenture from HLIC as additional security. This debenture earns interest at 3% per annum, adjusted annually to the one-year debenture rate offered by HLIC, and will remain as collateral until the credit facility is paid in full.

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

         In January 2004, the Company obtained a term loan in the amount of $153,000 at 12% interest per annum. This loan matures on May 31, 2004, and principal and interest payments are not due until the maturity date.

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

         Term loan
         ---------
         In December 2003, the Company obtained a loan from an unaffiliated third party in the amount of $350,000, bearing interest at 3% per annum. The loan is payable in seven monthly installments of $50,000, commencing on April 30, 2004, with interest payable when the last installment is due on October 29, 2004.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                               OCTOBER 31, 2003 AND JANUARY 31, 2004 (UNAUDITED)
================================================================================

NOTE 5 - LONG-TERM DEBT

         Long-term debt at October 31, 2003 and January 31, 2004 consisted of the following:

                                                                                   2004                2003
                                                                               ------------        ------------
                                                                                (unaudited)
              Term note payable to HLIC in the original amount of
                  $3,000,000, secured by the assets of the Company, a letter of credit in the amount of $1,250,000 and a $250,000
                  debenture issued by HLIC, bearing interest at 10% per
                  annum, requiring interest payments only for the first 12
                  months and monthly installments of principal and interest
                  based on a 10-year amortization
                  schedule and maturing in April 2008.                         $  3,000,000        $  3,000,000

              Revolving line of credit from HLIC in the original amount of
                  $500,000, secured by the collateral securing the HLIC term note, bearing interest at 1% per month on the outstanding
                  balance,
                  and maturing in April 2008.                                       500,000             500,000

              Term note payable to Bluebird in the original amount of
                  $2,900,000, secured by the assets of the Company,
                  subordinated to the HLIC credit facility, bearing interest at 5% per annum, and payable in quarterly installments of
                  $72,500,
                  commencing in July 2005.                                        2,900,000           2,900,000

              Term note in the original amount of $400,000, secured by
                  certain inventories, payable without interest in monthly
                  installments of $30,000
                  through March 2004.                                               100,000             190,000

              Note payable to lessor of the Company's principal offices and warehouse in the original amount of $240,000, unsecured,
                  payable in monthly installments of $4,134, including
                  interest at
                  10% per annum, maturing on May 1, 2005.                            61,691              72,374

              Note payable to lessor of the Company's principal offices and warehouse, unsecured, payable in monthly installments of
                  $3,757, including interest at 8% per annum, maturing on
                  May
                  1, 2005.                                                           56,833              66,834

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                               OCTOBER 31, 2003 AND JANUARY 31, 2004 (UNAUDITED)
================================================================================

NOTE 5 - LONG-TERM DEBT (Continued)

                                                                                   2004                2003
                                                                               ------------        ------------
                                                                                (unaudited)
         Note payable to commercial bank, secured by the property and equipment acquired in the Oliver Allen lease payoff,
             bearing interest at 4% per annum, payable in 39 monthly
             installments of $13,812, commencing March 31, 2003, with
             the remaining principal and accrued interest due and
             payable in full on February 28, 2008.                             $    627,464        $    660,700

         Liability for machinery and equipment under various capital lease agreements, secured by certain machinery and
             equipment, bearing interest ranging from 8.19% to 11.4%
             per annum, maturing through August 2004.                                28,839              34,375

         Term note payable to Pearltime Investments in the original amount of $350,000 payable in monthly installments of
             $50,000 commencing on April 30, 2004, bearing interest
             at 3% per annum due on October 29, 2004                                350,000                 --

         Term note payable to HLIC in the original amount of $153,000 bearing interest at 12% per annum; principal and interest
             are due on May 31, 2004 (maturity date)                                153,000                 --
                                                                               ------------        ------------

                                                                                  7,777,827           7,424,283
         Less current portion                                                     1,008,833             550,748
                                                                               ------------        ------------
                  Long-term portion                                            $  6,768,994        $  6,873,535
                                                                               ============        ============

         Future maturities of long-term debt at January 31, 2004 were as follows:

                   12 Months
                    Ending
                  January 31,
                  -----------
                      2005                                   $ 1,008,833
                      2006                                       522,426
                      2007                                       527,468
                      2008                                       566,298
                      2009                                       974,384
                      Thereafter                               4,178,418
                                                             -----------
                           Total                             $ 7,777,827
                                                             ===========

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                               OCTOBER 31, 2003 AND JANUARY 31, 2004 (UNAUDITED)
================================================================================

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         License Agreements
         The Company has several license agreements with various vendors. The agreements expire through 2008, and the Company is required to make minimum royalty payments as indicated in the agreements.

         Litigation
         The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

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

     The Company continues to suffer sluggish sales as the optical frame industry remains slow. Many optical frame retailers have reported declines in sales in the past year. According to industry publications, the domestic eyewear frame sectors in which the Company's products compete declined more than other frame sectors. The fastest growing segments in the industry are the mass merchandisers and deep discount retailers, and the Company does not sell frames to retailers in those segments.

     The Company has further reduced general and administrative expenses in an effort to return to operating profitability, to the point that additional material reductions are unlikely. As a result, the Company believes that increasing revenues is necessary to return to profitability.

     The Company is attempting to increase revenues in the United States by expanding its direct sales force, including independent sales representatives, for sales to independent optical retailers, and by adding an additional distributor who covers the Midwest. The Company believes that this distributor will be able to give the Company greater sales penetration in those states than it has been able to achieve with its direct sales force. In the past several months, the Company believes it has increased the morale of its direct sales force through regular sales contests supported by weekly scripted programs announcing the status of the competition.

     Since the recapitalization, the Company has also attempted to increase revenues through increasing sales to retail optical chains. Sales to existing retail optical chain customers, most of which are based in the United States, could be increased through the chains purchasing additional eyewear lines and/or purchasing the Company's products for sales through additional market channels, such as stores outside the United States or different retail outlets. In addition, the Company has started to market to retail optical chains based outside of the United States. Notwithstanding these efforts, sales to retail optical chains have decreased during the period.

     The Company is further attempting to increase revenues through expanding international sales. Its strategy to accomplish this is to engage additional international distributors and to sell additional eyewear lines in selected countries.

     Lastly, the Company is in discussions with several companies regarding the licensing of their brand name for eyewear and sunwear to be designed, manufactured and marketed by the Company. No assurance can be given that the Company will obtain any new licenses.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                           Three Months Ended
                                                               January 31,
                                                         ---------------------
                                                           2004         2003
                                                         --------     --------
          Net sales .................................       100.0%       100.0%
          Cost of sales .............................        40.1         40.2
                                                         --------     --------
          Gross profit ..............................        59.9         59.8
                                                         --------     --------
          Operating expenses:
               Selling ..............................        30.0         27.1
               General and administrative ...........        30.0         32.2
               Depreciation and amortization ........         1.8          2.1
                                                         --------     --------
                       Total operating expenses .....        61.8         61.4
                                                         --------     --------
           (Loss) from operations ...................        (1.9)        (1.6)
                                                         --------     --------
           Other income (expense), net ..............        (2.3)        (1.3)
                                                         --------     --------
           Income (loss) before provision for
             income taxes ...........................        (4.2)        (2.9)
                                                         --------     --------
           Provision (benefit) for income taxes .....         0            0
                                                         --------     --------
           (Loss) ...................................        (4.2)%       (2.9)%
                                                         ========     ========


     Net Sales. Net sales decreased by 19.4% or $1.4 million from the quarter ended January 31, 2003 (the "2003 Quarter") to the quarter ended January 31, 2004 (the "2004 Quarter"). The following table shows certain information regarding net sales for the periods indicated:

                                   Three Months Ended January 31,
                              ---------------------------------------
Dollars in thousands                 2004                 2003            Change
                              ------------------   ------------------     ------

Laura Ashley Eyewear......     $1,529      26.2%    $2,594      35.8%    (41.1)%
Eddie Bauer Eyewear.......      1,417      24.3      2,022      27.9     (29.9)%
Nicole Miller.............        948      16.2        936      12.9        1.3%
Other Sales (1)...........      1,944      33.3      1,691      23.3       15.0%
                              --------  --------   --------  --------
Total.....................     $5,838     100.0%    $7,243     100.0%    (19.4)%
                              ========  ========   ========  ========

-------------------
     (1) Includes net sales of other designer eyewear and private label frames.

     Net sales were lower in the 2004 Quarter than the 2003 Quarter primarily because of the sluggish optical frame industry in the sectors in which the Company's products compete. The Company believes that sales of Eddie Bauer Eyewear, particularly to the retail optical chains, has been adversely affected by the bankruptcy of Eddie Bauer Diversified Sales LLC, the licensor on the Eddie Bauer Eyewear license. In addition, during the past several years, sales have been adversely affected by an increasing number of direct competitors to the Eddie Bauer and Laura Ashley Eyewear lines.

     Net sales reflect gross sales less a reserve for product returns established by the Company. The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge. The Company's product returns for the 2003 Quarter and the 2004 Quarter amounted to 17.7% and 15.4% of gross sales, respectively. Historically, returns have been higher from independent optical retailers in the United States and lower from optical retail chains and international customers.

     Gross Profit and Gross Margin. Gross profit decreased $0.8 million or 19.3% from the 2003 Quarter to the 2004 Quarter due to lower net sales. The gross margin was 59.9% in the 2004 Quarter compared to 59.8% in the 2003 Quarter.

     Selling Expenses. Selling expenses decreased $0.2 million or 10.7% from the 2003 Quarter to the 2004 Quarter due primarily to $0.1 decrease in advertising expense and $0.1 million decrease in promotion expense.

     General and administrative expenses. General and administrative expenses decreased $0.6 million or 24.8% from the 2003 Quarter to the 2004 Quarter due to decreases of $0.3 million in salary expenses, $0.1 million in bank charges and $0.1 million in insurance expense partially offset by a $0.1 million increase in audit, legal and consulting expense.

     Other Income (Expense), Net. Other expenses included primarily interest expense, which increased due to a greater level of debt.

     Provision (Benefit) for Income Taxes. As a result of the Company's net loss in the 2004 Quarter, the Company had no income tax expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable (net of allowance for doubtful accounts) increased from $2.3 million at October 31, 2003 to $3.1 million at January 31, 2004 due to higher net sales for the quarter ended January 31, 2004 as compared to the quarter ended October 31, 2003.

     The Company's inventories (net of obsolescence reserve) remained at $6.0 million at October 31, 2003 and January 2004.

     In December 2003 the Company obtained an unsecured term loan in the amount of $350,000 from an unaffiliated third party. The loan bears interest at the rate of 3% per annum, is payable in monthly installments of $50,000 commencing April 2004 with the balance due and payable on October 29, 2004.

     In January 2004 the Company obtained an additional secured loan from Home Loan Investment Company ("HLIC") in the amount of $153,000. This loan bears interest at a rate of 12% per annum and is due and payable on May 31, 2004.

     In addition to the loans described in the preceding two paragraphs, the Company's long-term debt at January 31, 2004 included principally: (i) $3,500,000 under another two credit facilities with HLIC; (ii) $2,900,000 under a credit facility with Bluebird Finance Limited; and (iii) $627,464 under a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment. At January 31, 2004, the Company has fully utilized its borrowing capacity under its existing credit facilities. See Note 5 of Notes to Consolidated Financial Statements.

     Of the Company's accounts payable at January 31, 2004, $0.8 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at January 31, 2004.

     The Company's bad debt write-offs, net of recoveries, were $28,932 and $(276) in the quarters ended January 31, 2003 and 2004, respectively. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

     The Company believes that at least through fiscal 2004, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, its cash flows from operations and through credit facilities will be sufficient to enable the Company to pay its debts and obligations as they mature. The Company will benefit in fiscal 2004 from expense reductions through a reduced number of employees and other expenses undertaken in fiscal 2003 and the first quarter of fiscal 2004. However, the Company's current sources of funds are not sufficient to provide the working capital for material growth, and it would be required to obtain additional debt or equity financing to support such growth.

INFLATION

     The Company does not believe its business and operations have been materially affected by inflation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     NEED TO INCREASE REVENUES AND TO RETURN TO PROFITABILITY; SHAREHOLDERS' DEFICIT

     The Company suffered material operating losses in its last four fiscal years, causing a significant deterioration in its financial condition. At January 31, 2004, the Company's stockholders' deficit was $5.0 million. The Company's recapitalization in April 2003 significantly improved the Company's financial condition and liquidity through increasing capital, reducing liabilities and replacing current obligations and debts with long-term obligations. However, following the recapitalization the Company continues to have a stockholders' deficit, and the Company's long-term viability will depend on its ability to return to profitability on a consistent basis.

     During the past several years, the Company has significantly reduced its general, administrative and other expenses to the extent that it does not believe further material reductions are possible. Accordingly, the ability of the Company to return to profitability will depend most significantly on its ability to increase its revenues. The Company's revenues during the past several years have been adversely affected by the continued significant downturn in the optical frame industry. While the Company has adopted several strategies to increase revenues, no assurance can be given that the Company will be able to increase revenues sufficient to return to profitability on a consistent basis.

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

     BANKRUPTCY OF EDDIE BAUER

     Eddie Bauer Diversified Sales LLC, the licensor on the Eddie Bauer Eyewear license, and its parent Spiegel, Inc. and other affiliates, have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the licensor has the rights of a debtor under the Bankruptcy Code with respect to executory contracts such as the Eddie Bauer Eyewear license, including the right to assume or reject the license. The rejection of the license would have a material adverse affect on the Company. The Company has received no indication or notice from the licensor regarding the licensor's intentions with respect to the license agreement.

     DEPENDENCE UPON SALES TO RETAIL OPTICAL CHAINS

     Net sales to major optical retail chains amounted to 35% and 32% of net sales in fiscal years 2002 and 2003, respectively. Net sales to EyeCare Centers of America in fiscal 2002 and fiscal 2003 amounted to 13% and 11% of the Company's net sales for such fiscal years. The loss of one or more major optical retail chains as a customer would have a material adverse affect on the Company's business.

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

     CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

     As of March 31, 2004, the directors and executive officers of the Company owned beneficially approximately 45% of the Company's outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

     NO DIVIDENDS ALLOWED

     As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At January 31, 2004, the Company had an accumulated deficit of $20.2 million. As a result, the Company will not be able to pay dividends for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

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

     Foreign Currency Risks. At any month-end during the quarter ended January 31, 2004, a maximum of $1.1 million were payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at January 31, 2004.

     International sales accounted for approximately 13.8 % of the Company's net sales in the three months ended January 31, 2004. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

     Interest Rate Risk. The Company's credit facilities existing at January 31, 2004 had fixed interest rates. Accordingly, the Company does not believe it is subject to material interest rate risk.

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

ITEM 4 - CONTROLS AND PROCEDURES

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



Date: April 8, 2004                             SIGNATURE EYEWEAR, INC.


                                                By: /s/ Michael Prince
                                                    ----------------------------
                                                    Michael Prince
                                                    Chief Executive Officer
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number         Exhibit Description
------         -------------------

31.1           Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1           Certification Pursuant to 18 U.S.C.ss.  1350