Form 10-Q
period 2004-04-30
SIGNATURE EYEWEAR INC
filed 2004-07-13
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended April 30, 2004

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


     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 6,226,889 shares issued and outstanding as of June 30, 2004.

================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q





PART I    FINANCIAL INFORMATION                                            Page
                                                                          ------
Item 1    Financial Statements .........................................      1

          Balance Sheets ...............................................  1 - 2

          Statements of Operations .....................................  3 - 4

          Statements of Cash Flows .....................................  5 - 6

          Notes to the Financial Statements ............................  7 - 12



Item 2    Management's Discussion and Analysis of Financial Condition
           and Results of  Operations ..................................      13



Item 3    Quantitative and Qualitative Disclosures about Market Risk ...      19



Item 4    Controls and Procedures ......................................      19






PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K .............................      20

                                     PART I

                              FINANCIAL INFORMATION

IEM 1.  FINANCIAL STATEMENTS


                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                 OCTOBER 31, 2003 AND APRIL 30, 2004 (UNAUDITED)

================================================================================



                                     ASSETS

                                                                   April 30,        October 31,
                                                                     2004              2003
                                                                 ------------      ------------
                                                                  (unaudited)

CURRENT ASSETS
     Cash and cash equivalents, including restricted cash
         of $340,828 (unaudited) and $340,567                    $    764,110      $    663,251
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $296,965 (unaudited) and
         $503,490                                                   2,713,132         2,281,255
     Inventories, net of reserves for obsolete inventories
         of $1,405,804 (unaudited) and $1,506,007                   5,793,732         5,955,253
     Promotional products and materials                                    --             9,425
     Prepaid expenses and other current assets                         51,166            19,293
                                                                 ------------      ------------

         Total current assets                                       9,322,140         8,928,477


PROPERTY AND EQUIPMENT, NET                                         1,142,058         1,354,362
DEPOSITS AND OTHER ASSETS                                             131,069           115,055
                                                                 ------------      ------------

                 TOTAL ASSETS                                    $ 10,595,267      $ 10,397,894
                                                                 ============      ============










   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                 OCTOBER 31, 2003 AND APRIL 30, 2004 (UNAUDITED)

================================================================================



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                     April 30,        October 31,
                                                                       2004              2003
                                                                   ------------      ------------
                                                                    (unaudited)

CURRENT LIABILITIES
     Accounts payable - trade                                      $  5,839,030      $  5,367,576
     Accrued expenses and other current liabilities                   1,964,282         1,722,825
     Reserve for customer returns                                       321,867           619,460
     Current portion of long-term debt                                  940,755           550,748
                                                                   ------------      ------------

         Total current liabilities                                    9,065,934         8,260,609

LONG-TERM DEBT, NET OF CURRENT PORTION                                6,662,113         6,873,535
                                                                   ------------      ------------

             Total liabilities                                       15,728,047        15,134,144
                                                                   ------------      ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
     Series A 2% convertible preferred stock
         1,360,000 shares authorized
         1,200,000 (unaudited) and 1,200,000 shares
         issued and outstanding                                           1,200             1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,226,889 (unaudited) and 5,976,889 shares
         issued and outstanding                                           6,227             5,977
     Additional paid-in capital                                      15,275,791        15,236,041
     Accumulated deficit                                            (20,415,998)      (19,979,468)
                                                                   ------------      ------------

             Total shareholders' deficit                             (5,132,780)       (4,736,250)
                                                                   ------------      ------------

                 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $ 10,595,267      $ 10,397,894
                                                                   ============      ============





   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003 (UNAUDITED)

================================================================================



                                           For the Three Months Ended          For the Six Months Ended
                                                    April 30,                          April 30,
                                         ------------------------------      ------------------------------
                                             2004              2003              2004              2003
                                         ------------      ------------      ------------      ------------
                                          (unaudited)       (unaudited)       (unaudited)       (unaudited)

NET SALES                                $  5,919,004      $  5,775,576      $ 11,756,618      $ 13,018,695

COST OF SALES                               2,215,482         1,836,133         4,557,889         4,746,635
                                         ------------      ------------      ------------      ------------

GROSS PROFIT                                3,703,522         3,939,443         7,198,729         8,272,060
                                         ------------      ------------      ------------      ------------

OPERATING EXPENSES
   Selling                                  2,121,521         1,837,726         3,872,627         3,798,620
   General and administrative               1,522,940         2,282,176         3,275,436         4,613,043
   Depreciation and amortization              104,341           161,115           208,682           319,094
                                         ------------      ------------      ------------      ------------

Total operating expenses                    3,748,802         4,281,017         7,356,745         8,730,757
                                         ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                          (45,280)         (341,574)         (158,016)         (458,697)
                                         ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Sundry income                               (3,474)          199,457             3,252           202,326
   Interest expense, net                     (136,363)          (51,691)         (279,016)         (150,856)
   Gain on sale of asset                           --           469,103                --           469,103
                                         ------------      ------------      ------------      ------------

Total other income (expense)                 (139,837)          616,869          (275,764)          520,573
                                         ------------      ------------      ------------      ------------

INCOME BEFORE PROVISION FOR
   (BENEFIT FROM) INCOME TAXES               (185,117)          275,295          (433,780)           61,876

PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                   868               548             2,750               604
                                         ------------      ------------      ------------      ------------

INCOME BEFORE EXTRAORDINARY ITEM         $   (185,985)     $    274,747      $   (436,530)     $     61,272

EXTRAORDINARY ITEM
   Gain on extinguishment of debt                  --         4,143,851                --         4,143,851
                                         ------------      ------------      ------------      ------------

NET INCOME (LOSS) AVAILABLE TO
   COMMON STOCK SHAREHOLDERS             $   (185,985)     $  4,418,598      $   (436,530)     $  4,205,123
                                         ============      ============      ============      ============

BASIC AND DILUTED EARNINGS PER SHARE
   Before extraordinary item             $      (0.03)     $       0.05      $      (0.07)     $       0.01
   Extraordinary item                              --              0.75                --              0.75
                                         ------------      ------------      ------------      ------------

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003 (UNAUDITED)

================================================================================



                                           For the Three Months Ended          For the Six Months Ended
                                                    April 30,                          April 30,
                                         ------------------------------      ------------------------------
                                             2004              2003              2004              2003
                                         ------------      ------------      ------------      ------------
                                          (unaudited)       (unaudited)       (unaudited)       (unaudited)
TOTAL BASIC AND DILUTED EARNINGS
   PER SHARE                             $      (0.03)     $       0.80      $      (0.07)     $       0.76
                                         ============      ============      ============      ============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                              5,976,889         5,556,889         5,976,889         5,556,889
                                         ============      ============      ============      ============























   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003 (UNAUDITED)

================================================================================



                                                                       2004              2003
                                                                   ------------      ------------
                                                                    (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                             $   (436,530)     $  4,205,123
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities
            Depreciation and amortization                               212,304           325,083
            Provision for bad debts                                    (206,525)            5,783
            Provision for inventory write-down                         (100,203)         (376,201)
            Gain on sale of assets                                           --          (469,103)
            Gain on extinguishment of debt                                   --        (4,332,536)
            (Increase) decrease in
                Accounts receivable - trade                            (225,352)          425,088
                Inventories                                             261,724         1,402,286
                Promotional products and materials                        9,425            31,825
                Prepaid expenses and other current assets               (31,873)          (37,439)
                Deposits and other assets                               (16,014)           (9,127)
            Increase (decrease) in
                Accounts payable - trade                                471,454        (1,435,095)
                Accrued expenses and other current liabilities          241,457          (128,323)
                Reserve for customer returns                           (297,593)          107,823
                                                                   ------------      ------------

Net cash used in operating activities                                  (117,726)         (284,813)
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of trademark                                         --           600,000
                                                                   ------------      ------------

Net cash provided by investing activities                                    --           600,000
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (payments) on line of credit                                        --        (1,846,977)
     Net borrowings (payments) on long-term debt                        178,585         1,299,965
     Payments on debt financing fees                                         --          (188,685)
     Issuance of common stock                                            40,000                --
     Issuance of preferred stock                                             --             1,200
                                                                   ------------      ------------

Net cash provided by (used in) financing activities                     218,585          (734,497)
                                                                   ------------      ------------

Net increase (decrease) in cash and cash equivalents               $    100,859      $   (419,310)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          663,251         1,077,388
                                                                   ------------      ------------



   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003 (UNAUDITED)

================================================================================



                                                                       2004              2003
                                                                   ------------      ------------
                                                                    (unaudited)       (unaudited)

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    764,110      $    658,078
                                                                   ============      ============

Supplemental disclosures of cash flow information

     INTEREST PAID                                                 $    279,016      $    150,856
                                                                   ============      ============

     INCOME TAXES PAID                                             $      2,750      $         --
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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2003 AND APRIL 30, 2004 (UNAUDITED)

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2003. The results of operations for the six months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2003 AND APRIL 30, 2004 (UNAUDITED)

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Loss per Share
     --------------
     The Company calculates loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any dilutive shares for the three or six months ended April 30, 2004 and 2003.

     The following potential common shares have been excluded from the computations of diluted loss per share for the three and six months ended April 30, 2004 and 2003 because the effect would have been anti-dilutive:

                                                For the Six Months Ended
                                                        April 30,
                                              ---------------------------
                                                  2004           2003
                                              ------------   ------------
                                               (unaudited)    (unaudited)

                  Stock options                    384,500        346,700
                  Warrants                         150,000        150,000
                                              ------------   ------------
                    TOTAL                          534,500        496,700
                                              ============   ============

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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2003 AND APRIL 30, 2004 (UNAUDITED)

================================================================================


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at October 31, 2003 and April 30, 2004 consisted of the following:

                                                         April 30,        October 31,
                                                            2004             2003
                                                        ------------     ------------
                                                        (unaudited)
     Office furniture and equipment                     $    912,756     $    912,756
     Computer equipment                                    1,498,393        1,497,096
     Software                                              1,123,340        1,123,340
     Machinery and equipment                                 424,475          429,394
     Machinery and equipment held under capital
       lease agreements                                      294,609          294,609
     Leasehold improvements                                1,195,190        1,195,190
                                                        ------------     ------------
                                                           5,448,763        5,452,385
     Less accumulated depreciation and amortization
       (including accumulated depreciation and
       amortization of $264,013 (unaudited) and
       $272,563 for equipment under capital lease
       agreement)                                          4,306,705        4,098,023
                                                        ------------     ------------
              TOTAL                                     $  1,142,058     $  1,354,362
                                                        ============     ============



     Depreciation and amortization expense was $208,682 (unaudited) and $325,083 (unaudited) for six months ended April 30, 2004 and 2003, respectively, (including depreciation and amortization expense of $13,990 (unaudited) and $23,702 (unaudited), respectively, on machinery and equipment held under capital leases).

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2003 AND APRIL 30, 2004 (UNAUDITED)

================================================================================


NOTE 4 - LONG-TERM DEBT

     Long-term debt at October 31, 2003 and April 30, 2004 consisted of the following:

                                                      April 30,      October 31,
                                                        2004            2003
                                                    ------------    ------------
                                                     (unaudited)

     Termnote payable to HLIC in the original
         amount of $3,000,000, secured by the
         assets of the Company, a letter of credit
         in the amount of $1,250,000 and a
         $250,000 debenture issued by HLIC,
         bearing Interest at 10% per annum,
         requiring interest payments only for the
         first 12 months and monthly installments
         of principal and interest based on a
         10-year amortization schedule and
         maturing in April 2008.                    $  3,000,000    $  3,000,000

     Revolving line of credit from HLIC in the
         original amount of $500,000, secured by
         the collateral securing the HLIC term
         note, bearing interest at 1% per month on
         the outstanding balance, and maturing in
         April 2008.                                     500,000         500,000

     Termnote payable to Bluebird in the original
         amount of $2,900,000, secured by the
         assets of the Company, subordinated to
         the HLIC credit facility, bearing
         interest at 5% per annum, and payable in
         quarterly installments of $72,500,
         commencing in July 2005.                      2,900,000       2,900,000

     Termnote in the original amount of $400,000,
         secured by certain inventories, payable
         without interest in monthly installments
         of $30,000 through March 2004.                       --         190,000

     Notepayable to lessor of the Company's
         principal offices and warehouse in the
         original amount of $240,000, unsecured,
         payable in monthly installments of
         $4,134, including interest at 10% per
         annum, maturing on May 1, 2005.                  50,740          72,374

     Notepayable to lessor of the Company's
         principal offices and warehouse,
         unsecured, payable in monthly
         installments of $3,757, including
         interest at 8% per annum, maturing on May
         1, 2005.                                         46,632          66,834

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2003 AND APRIL 30, 2004 (UNAUDITED)

================================================================================


NOTE 4 - LONG-TERM DEBT (CONTINUED)                   April 30,      October 31,
                                                        2004            2003
                                                    ------------    ------------
                                                     (unaudited)

     Notepayable to commercial bank, secured by
         the property and equipment acquired in
         the Oliver Allen lease payoff, bearing
         interest at 4% per annum, payable in 39
         monthly installments of $13,812,
         commencing March 31, 2003, with the
         remaining principal and accrued interest
         due and payable in full on February 28,
         2008.                                      $    593,638    $    660,700

     Liability for machinery and equipment under
         various capital lease agreements, secured
         by certain machinery and equipment,
         bearing interest ranging from 8.19% to
         11.4% per annum, maturing through August
         2004.                                             8,858          34,375

     Termnote payable to Pearltime Investments in
         the original amount of $350,000 payable
         in monthly installments of $50,000
         commencing on April 30, 2004, with
         interest of 3% per annum due on October
         29, 2004                                        350,000              --

     Termnote payable to HLIC in the original
         amount of $153,000 at 12% interest rate
         per annum; principal and interest are due
         on May 31, 2004 (maturity date)                 153,000              --
                                                    ------------    ------------
                                                       7,602,868       7,424,283
                  Less current portion                   940,755         550,748
                                                    ------------    ------------
                           LONG-TERM PORTION        $  6,662,113    $  6,873,535
                                                    ============    ============


     Future maturities of long-term debt at April 30, 2004 were as follows:

      12 Months
        Ending
       April 30,
     -----------
     (unaudited)

         2005                                                       $    940,755
         2006                                                            506,249
         2007                                                            534,903
         2008                                                          3,185,338
         2009                                                            170,895
         Thereafter                                                    2,264,727
                                                                    ------------
              TOTAL                                                 $  7,602,867
                                                                    ============

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2003 AND APRIL 30, 2004 (UNAUDITED)

================================================================================


NOTE 5 - SHAREHOLDERS' DEFICIT

     Issuance of Common Stock for Cash
     ---------------------------------
     On April 30, 2004, four Directors each purchased 62,500 shares of the Company's Common Stock at $0.16 per share for a total of $40,000 under the Company's 1997 stock plan. In connection with these purchases, the Directors agreed not to sell the shares for one year.

     Issuance of Stock Options to Employees
     --------------------------------------
     On February 1, 2004, the Company issued options to purchase 12,500 shares of the Company's common stock each to five employees under the 1997 Stock Plan. The stock options have an exercise price of $0.20 per share, expire on September 1, 2007 and vest over a period of five years. As the fair value of the Company's common stock was less than the exercise price of the stock options on the grant date, the Company recorded no compensation expense for these options.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     License Agreements
     ------------------
     On February 26, 2004, the Board of Directors approved an amendment to the Company's Laura Ashley licensing agreement. The Company did not meet contract year minimum royalties, but Laura Ashley waived compliance and agreed to defer some royalty payments and reduce 2004 minimum royalties.


NOTE 7 - SUBSEQUENT EVENTS

     At April 30, 2004, the Company had a loan in the amount of $153,000 from HLIC due May 31, 2004. The Company paid this loan subsequent to April 30, 2004.

     In June 2004, the Company obtained an additional loan from HLIC in the principal amount of $202,000, bearing interest at a rate of 12% per annum and due and payable in June 2005.

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

         The Company continues to suffer sluggish sales as the optical frame industry remains slow. Many optical frame retailers and frame manufacturers have reported declines in sales in the past year. According to the Jobson Report published in March 2004, the frame sector in which the Company's products compete declined more than other frame sectors. The fastest growing segment in the industry is the mass merchandisers and deep discount retailers, and the Company does not sell frames to retailers in that segment.

         The Company has further reduced general and administrative expenses in an effort to return to operating profitability, to the point that additional material reductions are unlikely. As a result, the Company believes that increasing revenues is necessary to return to profitability.

         The Company is attempting to increase revenues in the United States by expanding its direct sales force, including independent sales representatives, for sales to independent optical retailers, and by adding an additional distributor who covers the Midwest. The Company believes that this distributor will be able to give the Company greater sales penetration in those states than it has been able to achieve with its direct sales force. In the past several months, the Company believes it has increased the morale of its direct sales force through regular sales contests supported by weekly scripted program announcing the status of the competition.

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

         Lastly, the Company is in discussions with several well-known companies to license their brand names for eyewear and sunwear. No assurance can be given that the Company will obtain any new licenses.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           APRIL 30                  APRIL 30
                                                   ----------------------    ----------------------
                                                      2004         2003         2004         2003
                                                   ----------------------    ----------------------
Net sales.......................................      100.0%       100.0%       100.0%       100.0%
Cost of sales...................................       37.4         31.8         38.8         36.5
                                                   ---------    ---------    ---------    ---------
Gross profit....................................       62.6         68.2         61.2         63.5
                                                   ---------    ---------    ---------    ---------
Operating expenses:
    Selling.....................................       35.8         31.8         32.9         29.2
    General and administrative..................       25.7         39.5         27.9         35.4
    Depreciation and amortization...............        1.8          2.8          1.8          2.5
                                                   ---------    ---------    ---------    ---------
         Total operating expenses...............       63.3         74.1         62.6         67.1
                                                   ---------    ---------    ---------    ---------
 Income (loss) from operations..................       (0.7)        (5.9)        (1.4)        (3.5)
                                                   ---------    ---------    ---------    ---------
 Other income (expense), net....................       (2.4)        10.7         (2.3)         4.0
                                                   ---------    ---------    ---------    ---------
 Income (loss) before provision for income taxes       (3.1)         4.8         (3.7)         0.5
                                                   ---------    ---------    ---------    ---------
 Provision (benefit) for income taxes...........        0.0          0.0          0.0          0.0
 Gain on extinguishment of debt                         0.0         71.7          0.0         31.8
                                                   =========    =========    =========    =========
 Net income (loss)..............................       (3.1)%       76.5%        (3.7)%       32.3%
                                                   =========    =========    =========    =========

     NET SALES. Net sales increased by $0.1 million or 2.4% from the quarter ended April 30, 2003 (the "2003 Quarter") to the quarter ended April 30, 2004 (the "2004 Quarter") and decreased $1.3 million or 9.7% from the six months ended April 30, 2003 (the "2003 Six Months") to the six months ended April 30, 2004 (the "2004 Six Months"). The following table shows certain information regarding net sales for the periods indicated:

                                THREE MONTHS ENDED APRIL 30                   SIX MONTHS ENDED APRIL 30
                             ---------------------------------            ---------------------------------
                                   2004              2003        CHANGE         2004              2003        CHANGE
---------------------------  ---------------   ---------------  --------  ---------------   ---------------  --------
Laura Ashley Eyewear.......   $1,372   23.2%    $1,816   31.5%   (24.4)%   $2,901   24.7%    $4,307   33.1%   (32.6)%
Eddie Bauer Eyewear........    1,148   19.4      1,230   21.3     (6.7)%    2,565   21.8      3,248   24.9    (21.0)%
Nicole Miller..............    1,473   24.9      1,036   17.9      42.2%    2,421   20.6      1,949   15.0      24.2%
Other Sales (1)............    1,926   32.5      1,694   29.3      13.7%    3,870   32.9      3,515   27.0      10.0%
                             -------  ------   -------  ------            -------  ------   -------  ------
Total......................   $5,919  100.0%    $5,776  100.0%      2.5%  $11,757  100.0%   $13,019  100.0%    (9.7)%
                             =======  ======   =======  ======            =======  ======   =======  ======

-----------------
(1) Includes net sales of other designer eyewear and private label frames.

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

         GROSS PROFIT AND GROSS MARGIN. Gross profit decreased $0.2 million or 6.0% from the 2003 Quarter to the 2004 Quarter and $1.1 million or 13.0% from the 2003 Six Months to the 2004 Six Months. The gross margin decreased from 68.2% in the 2003 Quarter to 62.6% in the 2004 Quarter, and from 63.5% in the 2003 Six Months to 61.2% in the 2004 Six Months. The gross margin decreased in the Six Months due in part to a higher percentage of international sales, which have lower margins, and price competition resulting in sales at greater discounts.

         SELLING EXPENSES. Selling expenses increased $0.3 million or 15.4% from the 2003 Quarter to the 2004 Quarter and $0.1 million or 1.9% from the 2003 Six Months to the 2004 Six Months. The change in the second quarter was due primarily to an increase in advertising expense of $0.2 million and salaries of $0.1 million. The change in the six-month periods was due primarily to an increase in advertising expenses of $0.1 million.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.8 million or 33.3% from the 2003 Quarter to the 2004 Quarter and $1.3 million or 29% from the 2003 Six Months to the 2004 Six Months. The change in the second quarter was due primarily to decreases of salaries and payroll taxes of $0.3 million and the allowance for bad debts of $0.2 million. The change in the six months was due primarily to decreases in salaries and payroll taxes of $0.7 million, bank charges of $0.1 million, legal and consulting fees of $0.1 million, insurance of $0.1 million and the allowance for bad debt of $0.2 million.

         OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense, which increased due to a greater level of debt, and in 2003 a $0.5 million gain on the sale of the Dakota Smith trademark and inventory. Interest expense increased in the 2004 Quarter and Six Months because of a higher level of borrowings.

         EXTRAORDINARY ITEM. In the 2003 Quarter the Company recognized a gain on the settlement of debt of $4.1 million in connection with its recapitalization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's accounts receivable (net of allowance for doubtful accounts) increased from $2.3 million at October 31, 2003 to $2.7 million at April 30, 2004 due to a higher level of sales than the fourth quarter of 2003.

         The Company's inventories (net of obsolescence reserve) decreased from $6.0 million at October 31, 2003 to $5.8 million at April 30, 2004.

         The Company's long-term debt at April 30, 2004 included principally:
(i) $3.5 million under three credit facilities with Home Loan Investment Company ("HLIC"); (ii) $2.9 million under a credit facility with Bluebird Finance Limited; and (iii) $0.6 million under a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment. At April 30, 2004, the Company had fully utilized its borrowing capacity under its existing credit facilities. See Note 4 of Notes to Financial Statements.

         The Company has unsecured term loan in the amount of $350,000 due October 29, 2004. The loan bears interest at the rate of 3% per annum, is payable in monthly installments of $50,000 which commenced in April 2004.

         At April 30, 2004, the Company had a loan in the amount of $153,000 from HLIC due May 31, 2004. The Company paid this loan subsequent to April 30, 2004. In June 2004 the Company obtained an additional loan from HLIC in the principal amount of $202,000, bearing interest at a rate of 12% per annum and due and payable in June 2005.

         Of the Company's accounts payable at April 30, 2004 , approximately $1.5 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at April 30, 2004.

         The Company's bad debt write-offs, net of recoveries, were $28,601 and ($1,630) in the 2003 Six Months and 2004 Six Months, respectively. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

         In April 2004 the Company issued and sold 250,000 shares of Common Stock to four directors under the 1997 Stock Plan for $0.16 per share, or an aggregate of $40,000.

         The Company believes that at least through 2004, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, its cash flows from operations and through credit facilities will be sufficient to enable the Company to pay its debts and obligations as they mature. The Company will benefit in fiscal 2004 from expense reductions through reduced number of employees and other expenses undertaken in fiscal 2003 and the first quarter of fiscal 2004. However, the Company's current sources of funds are not sufficient to provide the working capital for material growth, and it would be required to obtain additional debt or equity financing to support such growth.

INFLATION

         The Company does not believe its business and operations have been materially affected by inflation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         NEED TO INCREASE REVENUES AND TO RETURN TO PROFITABILITY; SHAREHOLDERS' DEFICIT

         The Company suffered material operating losses in its last four fiscal years, causing a significant deterioration in its financial condition. At April 30, 2004, the Company's stockholders' deficit was $20.4 million. The Company's future viability depends on its ability to return to profitability on a consistent basis.

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

         PRODUCT RETURNS

         The Company has a product return policy that it believes is standard in the optical industry and is followed by its competitors. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge, and as a general policy the Company does not make cash refunds. The Company's product returns for fiscal years 2002 and 2003 amounted to 22% and 22% of gross sales (sales before returns), respectively. The Company anticipates that product returns may increase as a result of the downturn in the optical frame industry and general economic conditions. The Company maintains reserves for product returns that which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on the Company's business, operating results and financial condition.

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

         CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

         As of June 30, 2004, the directors and executive officers of the Company owned beneficially approximately 49% of the Company's outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

         NO DIVIDENDS ALLOWED

         As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined under generally accepted accounting principles). At April 30, 2004, the Company had an accumulated deficit of $20.4 million. As a result, the Company will not be able to pay dividends for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

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

         FOREIGN CURRENCY RISKS. At any month-end during the quarter ended April 30, 2004, a maximum of $1.5 million were payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at April 30, 2004.

         International sales accounted for approximately 14.4% of the Company's net sales in the three months ended April 30, 2004. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

         INTEREST RATE RISK. The Company's credit facilities existing at April 30, 2004 had fixed interest rates. Accordingly, the Company does not believe it is subject to material interest rate risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

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


Date: July 9, 2004                        SIGNATURE EYEWEAR, INC.


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