Form 10-Q
period 2004-07-31
SIGNATURE EYEWEAR INC
filed 2004-10-13
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended July 31, 2004

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _____________ to _____________.


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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 6,229,889 shares issued and outstanding as of August 31, 2004.

================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q




PART I     FINANCIAL INFORMATION                                           PAGE
                                                                           ----
Item 1     Financial Statements

           Balance Sheets ................................................  3-4

           Statements of Operations ......................................   5

           Statements of Cash Flows ......................................   6

           Notes to the Financial Statements .............................  7-12

Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................... 13-15

Item 3     Quantitative and Qualitative Disclosures about Market Risk ....  18

Item 4     Controls and Procedures .......................................  19




PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K ..............................  19

                                                         SIGNATURE EYEWEAR, INC.
                                                            FINANCIAL STATEMENTS
                        AS OF OCTOBER 31, 2003 AND JULY 31, 2004 (UNAUDITED) AND
                                      FOR THE NINE MONTHS AND THREE MONTHS ENDED
                                  JULY 31, 2004 (UNAUDITED) AND 2003 (UNAUDITED)

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                  OCTOBER 31, 2003 AND JULY 31, 2004 (UNAUDITED)
================================================================================



                                     ASSETS

                                                                   July 31,        October 31,
                                                                     2004             2003
                                                                 ------------     ------------
                                                                  (unaudited)
CURRENT ASSETS
   Cash and cash equivalents, including restricted
      cash of $364,765 (unaudited) and $340,567                  $    620,293     $    663,251
   Accounts receivable - trade, net of allowance for
      doubtful accounts of $262,604 (unaudited) and
      $503,490                                                      2,779,909        2,281,255
   Inventories, net of reserves for obsolete inventories
      of $1,332,557 (unaudited) and $1,506,007                      6,090,215        5,955,253
   Promotional products and materials                                      --            9,425
   Prepaid expenses and other current assets                           36,522           19,293
                                                                 ------------     ------------

         Total current assets                                       9,526,939        8,928,477


PROPERTY AND EQUIPMENT, NET                                         1,040,935        1,354,362
DEPOSITS AND OTHER ASSETS                                             155,393          115,055
                                                                 ------------     ------------

         TOTAL ASSETS                                            $ 10,723,267     $ 10,397,894
                                                                 ============     ============





   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                  OCTOBER 31, 2003 AND JULY 31, 2004 (UNAUDITED)
================================================================================



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                   July 31,        October 31,
                                                                     2004             2003
                                                                 ------------     ------------
                                                                  (unaudited)
CURRENT LIABILITIES
   Accounts payable - trade                                      $  5,952,746     $  5,367,576
   Accrued expenses and other current liabilities                   2,090,267        1,722,825
   Reserve for customer returns                                       289,587          619,460
   Short-term debt                                                    400,000                0
   Current portion of long-term debt                                  426,641          550,748
                                                                 ------------     ------------

      Total current liabilities                                     9,159,241        8,260,609

LONG-TERM DEBT, NET OF CURRENT PORTION                              6,564,073        6,873,535
                                                                 ------------     ------------

         Total liabilities                                         15,723,314       15,134,144
                                                                 ------------     ------------


SHAREHOLDERS' DEFICIT
   Preferred stock, $0.001 par value
      5,000,000 shares authorized
      Series A 2% convertible preferred stock
      1,360,000 shares authorized
      1,200,000 (unaudited) and 1,200,000 shares
      issued and outstanding                                            1,200            1,200
   Common stock, $0.001 par value
      30,000,000 shares authorized
      6,226,889 (unaudited) and 5,976,889 shares
      issued and outstanding                                            6,227            5,977
   Additional paid-in capital                                      15,275,791       15,236,041
   Accumulated deficit                                            (20,283,265)     (19,979,468)
                                                                 ------------     ------------

         Total shareholders' deficit                               (5,000,047)      (4,736,250)
                                                                 ------------     ------------

            TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $ 10,723,267     $ 10,397,894
                                                                 ============     ============





   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)
================================================================================


                                           For the Three Months Ended          For the Nine Months Ended
                                                    July 31,                           July 31,
                                         ------------------------------      ------------------------------
                                             2004              2003              2004              2003
                                         ------------      ------------      ------------      ------------
                                          (unaudited)       (unaudited)       (unaudited)       (unaudited)
NET SALES                                $  5,982,896      $  6,302,153      $ 17,634,130      $ 19,320,848

COST OF SALES                               2,191,929         2,300,725         6,577,447         7,047,360
                                         ------------      ------------      ------------      ------------

GROSS PROFIT                                3,790,967         4,001,428        11,056,683        12,273,488
                                         ------------      ------------      ------------      ------------

OPERATING EXPENSES
   Selling                                  1,887,207         2,157,717         5,826,822         5,956,337
   General and administrative               1,521,177         1,989,737         4,796,613         6,602,780
   Depreciation and amortization              104,340            43,161           313,023           362,255
                                         ------------      ------------      ------------      ------------

Total operating expenses                    3,512,724         4,190,615        10,936,458        12,921,372
                                         ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                 278,243          (189,187)          120,225          (647,884)
                                         ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Sundry income                                  225             2,333             3,476           204,659
   Interest expense, net                     (137,751)         (152,090)         (416,765)         (302,946)
   Gain on sale of trademark                       --                --                --           469,103
                                         ------------      ------------      ------------      ------------

Total other income (expense)                 (137,526)         (149,757)         (413,289)          370,816
                                         ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES AND
   EXTRAORDINARY ITEM                         140,717          (338,944)         (293,064)         (277,068)
PROVISION FOR INCOME TAXES                      7,983             9,975            10,733            10,579
                                         ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                  $    132,734      $   (348,919)     $   (303,797)     $   (287,647)

EXTRAORDINARY ITEM
   Gain (loss) on extinguishment
   of debt                                         --           (45,164)               --         4,098,687
                                         ------------      ------------      ------------      ------------
NET INCOME (LOSS)                        $    132,734      $   (394,083)     $   (303,797)     $  3,811,040
                                         ============      ============      ============      ============

BASIC AND DILUTED EARNINGS PER SHARE
   Before extraordinary item             $       0.02      $      (0.06)     $      (0.05)     $      (0.05)
   Extraordinary item                              --             (0.01)               --              0.74
                                         ------------      ------------      ------------      ------------
TOTAL BASIC AND DILUTED EARNINGS
   PER SHARE                             $       0.02      $      (0.07)     $      (0.05)     $       0.69
                                         ============      ============      ============      ============
WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                              6,226,889         5,556,889         6,061,743         5,556,889
                                         ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)
================================================================================

                                                                     2004             2003
                                                                 ------------     ------------
                                                                  (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $   (303,797)    $  3,811,040
   Adjustments to reconcile net income (loss) to net cash
      (used) in or provided by operating activities
         Depreciation and amortization                                313,023          362,255
         Provisions for bad debt                                     (240,886)
         Provision for inventory write-down                          (173,450)
         Gain on sale of trademark                                                    (469,103)
         Gain on extinguishment of debt                                              4,098,687
         (Increase) decrease in
             Accounts receivable - trade                             (257,767)         599,722
             Inventories                                               38,488          878,123
             Promotional products and materials                         9,425          (80,914)
             Prepaid expenses and other current assets                (17,229)           2,416
             Deposits and other assets                                (38,638)          (2,927)
         Increase (decrease) in
             Accounts payable - trade                                 585,170       (5,418,009)
             Accrued expenses and other current liabilities           367,442         (475,987)
             Reserve for customer returns                            (329,873)      (1,072,456)
                                                                 ------------     ------------

Net cash (used) in or provided by operating activities                (48,092)       2,232,847
                                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  (1,297)          (2,418)
   Proceeds from sale of trademark                                         --          600,000
                                                                 ------------     ------------

Net cash (used) in or provided by investing activities                 (1,297)         597,582
                                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) on line of credit                               --       (2,787,290)
   Proceeds from short-term debt                                      550,000               --
   Payments on short-term debt                                       (150,000)              --
   Payments on long-term debt                                        (433,569)        (828,921)
   Issuance of common stock                                            40,000               --
   Cash received from sale of preferred stock                              --          800,000
                                                                 ------------     ------------

Net cash (used) in or provided by financing activities                  6,431       (2,816,211)
                                                                 ------------     ------------

Net increase (decrease) in cash and cash equivalents             $    (42,958)    $     14,218

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        663,251        1,077,388
                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    620,293     $  1,091,606
                                                                 ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INTEREST PAID                                                 $    416,765     $    229,183
                                                                 ============     ============
   INCOME TAXES PAID                                             $     10,733     $     58,982
                                                                 ============     ============

During the nine months ended July 31, 2003, cash from operations and financing activities exclude the effect of a gain on extinguishment of debt, accounts payable, and accrued expenses for $4,098,687.

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  OCTOBER 31, 2003 AND JULY 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     Signature Eyewear, Inc. (the "Company") designs, markets and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2003. The results of operations for the nine months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004.

     Inventories
     -----------
     Inventories are stated at the lower of cost (first-in first-out method) or market.


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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  OCTOBER 31, 2003 AND JULY 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Loss per Share
     --------------
     The Company calculates loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any dilutive shares for the three or nine months ended July 31, 2004 and 2003.

     The following potential common shares have been excluded from the computations of diluted loss per share for the three and nine months ended July 31, 2004 and 2003 because the effect would have been anti-dilutive:

                                       For the Nine Months Ended
                                               July 31,
                                        -----------------------
                                          2004           2003
                                        --------       --------
                                       (unaudited)    (unaudited)

            Stock options                359,800        346,700
            Warrants                     150,000        150,000
                                        --------       --------

               TOTAL                     509,800        496,700
                                        ========       ========

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

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  OCTOBER 31, 2003 AND JULY 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at October 31, 2003 and July 31, 2004 consisted of the following:

                                                                       July 31,    October 31,
                                                                         2004         2003
                                                                      ----------   ----------
                                                                      (unaudited)
            Office furniture and equipment                            $  912,756   $  912,756
            Computer equipment                                         1,498,394    1,497,096
            Software                                                   1,123,340    1,123,340
            Machinery and equipment                                      427,692      429,394
            Machinery and equipment held under capital
                  lease agreements                                       294,609      294,609
            Leasehold improvements                                     1,195,190    1,195,190
                                                                      ----------   ----------

                                                                       5,451,981    5,452,385
            Less  accumulated depreciation and amortization
               (including accumulated depreciation and
               amortization of $264,013 (unaudited) and $272,563
               for equipment under capital
               lease agreement)                                        4,411,046    4,098,023
                                                                      ----------   ----------

                        TOTAL                                         $1,040,935   $1,354,362
                                                                      ==========   ==========

     Depreciation and amortization expense was $313,023 (unaudited) and $325,083 (unaudited) for nine months ended July 31, 2004 and 2003, respectively, (including depreciation and amortization expense of $13,990 (unaudited) and $23,702 (unaudited), respectively, on machinery and equipment held under capital leases).

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  OCTOBER 31, 2003 AND JULY 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - SHORT-TERM AND LONG-TERM DEBT

     Short-term debt at October 31, 2003 and July 31, 2004 consisted of the following:

                                                                              July  31,    October 31,
                                                                                 2004         2003
                                                                              ----------   ----------
                                                                             (unaudited)
             Term note payable to Pearltime Investments in the
                  original amount of $350,000 payable in monthly
                  installments of $50,000 commencing on April 30,
                  2004, with interest of 3% per
                  annum due on October 29, 2004                                  200,000         --

             Note payable HLIC in the original amount of $200,000,
                  bearing interest at a rate of 12% per annum and
                  due and payable in June 2005                                   200,000         --
                                                                              ----------   ----------
                        TOTAL SHORT-TERM DEBT                                 $  400,000   $     --
                                                                              ==========   ==========

     Long-term debt at October 31, 2003 and July 31, 2004 consisted of the following:

             Term note payable to HLIC in the original amount of
                  $3,000,000, secured by the assets of the Company,
                  a letter of credit in the amount of $1,250,000 and
                  a $250,000 debenture issued by HLIC, bearing
                  Interest at 10% per annum, requiring interest
                  payments only for the first 12 months and monthly
                  installments of principal and interest based on a
                  10-year amortization schedule and maturing in April 2008    $2,970,323   $3,000,000

             Revolving line of credit from HLIC in the original
                  amount of $500,000, secured by the collateral
                  securing the HLIC term note, bearing interest at
                  1% per month on the outstanding balance,
                  and maturing in April 2008                                     500,000      500,000

             Term note payable to Bluebird in the original amount of
                  $2,900,000, secured by the assets of the Company,
                  subordinated to the HLIC credit facility, bearing
                  interest at 5% per annum, and payable in quarterly
                  installments of $72,500, commencing in July 2005             2,900,000    2,900,000

             Term note in the original amount of $400,000, secured
                  by certain inventories, payable without interest
                  in monthly installments of $30,000 through March 2004             --        190,000

             Note payable to lessor of the Company's principal
                  offices and warehouse in the original amount of
                  $240,000, unsecured, payable in monthly
                  installments of $4,134, including interest at
                  10% per annum, maturing on May 1, 2005                          54,411       72,374

             Note payable to lessor of the Company's principal
                  offices and warehouse, unsecured, payable in
                  monthly installments of $3,757, including interest
                  at 8% per annum, maturing on May 1, 2005                         6,425       66,834

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  OCTOBER 31, 2003 AND JULY 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - SHORT-TERM AND LONG-TERM DEBT (CONTINUED)

                                                                              July  31,    October 31,
                                                                                 2004         2003
                                                                              ----------   ----------
                                                                             (unaudited)
             Note payable to commercial bank, secured by the
                  property and equipment acquired in the Oliver
                  Allen lease payoff, bearing interest at 4% per
                  annum, payable in 39 monthly installments of
                  $13,812, commencing March 31, 2003, with the
                  remaining principal and accrued interest
                  due and payable in full on February 28, 2008                $  559,554   $  660,700

             Liability for machinery and equipment under various
                  capital lease agreements, secured by certain
                  machinery and equipment, bearing interest ranging
                  from 8.19% to 11.4% per annum,
                  maturing through August 2004                                                 34,375
                                                                              ----------   ----------

                                                                               6,990,714    7,424,283
            Less current portion                                                 426,641      550,748
                                                                              ----------   ----------

                        LONG-TERM PORTION                                     $6,564,073   $6,873,535
                                                                              ==========   ==========

     Future maturities of long-term debt at July 31, 2004 were as follows:

                        12 Months
                          Ending
                          July 31
                        -----------
                        (unaudited)

                            2005                            $   426,641
                            2006                                505,685
                            2007                                542,741
                            2008                              3,121,951
                            2009                                170,974
                            Thereafter                        2,222,722
                                                            -----------

                                    TOTAL                   $ 6,990,714
                                                            ===========

                                                         SIGNATURE EYEWEAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                  OCTOBER 31, 2003 AND JULY 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

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

         The Company has further reduced general and administrative expenses in an effort to return to operating profitability, to the point that additional material reductions are unlikely. As a result, the Company believes that improving revenues is necessary to return to profitability.

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

         Lastly, the Company is in discussions with several well-known companies to license their brand names for eyewear and sunwear. In July 2004, the Company obtained an exclusive license through December 31, 2007 from General Motors Corporation to create a Hummer Eyewear Line which will include eyewear and sunwear. The Company intends to market Hummer sunwear to its traditional customer base as well as specialty sunwear stores and department stores. No assurance can be given that the Company will obtain any additional licenses or that the Hummer Eyewear Line will be successful.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                JULY 31,                       JULY 31
                                                      --------------------------     --------------------------
                                                           2004           2003            2004            2003
                                                      --------------------------     --------------------------
Net sales.......................................           100.0%         100.0%          100.0%         100.0%
Cost of sales...................................            36.6           36.5            37.3           36.5
                                                      -----------    -----------     -----------    -----------
Gross profit....................................            63.4           63.5            62.7           63.5
                                                      -----------    -----------     -----------    -----------
Operating expenses:
    Selling.....................................            31.5           34.2            33.0           30.8
    General and administrative..................            25.4           31.6            27.2           34.2
    Depreciation and amortization...............             1.7            0.7             1.8            1.9
                                                      -----------    -----------     -----------    -----------
         Total operating expenses...............            58.7           66.5            62.0           66.9
                                                      -----------    -----------     -----------    -----------
 Income (loss) from operations..................             4.7           (3.0)            0.7           (3.4)
                                                      -----------    -----------     -----------    -----------
 Other income (expense), net....................            (2.3)          (2.4)           (2.3)           1.9
                                                      -----------    -----------     -----------    -----------
 Income (loss) before provision for income taxes             2.4           (5.4)           (1.6)          (1.5)
                                                      -----------    -----------     -----------    -----------
 Provision (benefit) for income taxes...........             0.1           (0.2)            0.1           (0.1)
 Gain on extinguishment of debt                             --             (0.7)           --             21.2
                                                      ===========    ===========     ===========    ===========
 Net income (loss)..............................             2.3%          (6.3)%          (1.7)%         19.8%
                                                      ===========    ===========     ===========    ===========

         NET SALES. Net sales decreased by $0.3 million or 5.1% from the quarter ended July 31, 2003 (the "2003 Quarter") to the quarter ended July 31, 2004 (the "2004 Quarter") and decreased $1.7 million or 8.7% from the nine months ended July 31, 2003 (the "2003 Nine Months") to the nine months ended July 31, 2004 (the "2004 Nine Months"). The following table shows certain information regarding net sales for the periods indicated:

                                  THREE MONTHS ENDED JULY 31                           NINE MONTHS ENDED JULY 31
                           ----------------------------------------             ----------------------------------------
                                   2004                 2003           CHANGE           2004                2003            CHANGE
                           ------------------   -------------------   --------  -------------------   ------------------   --------
----------------------
Laura Ashley Eyewear..        $1,745  29.2%        $1,807   28.7%      (3.4)%      $4,646   24.9%        $6,115  31.6%     (24.0)%
Eddie Bauer Eyewear...         1,107  18.5          1,625   25.8      (31.9)%       3,672   22.0          4,886  25.3      (24.8)%
Nicole Miller.........         1,155  19.3            882   14.0        31.0%       3,576   20.8          2,831  14.7        24.3%
Other Sales (1).......         1,976  33.0          1,988   31.5       (0.6)%       5,740   32.3          5,489  28.4         4.6%
                           ------------------   -------------------             -------------------   ------------------
Total.................        $5,983 100.0%        $6,302  100.0%      (5.1)%     $17,634  100.0%       $19,321 100.0%      (8.7)%
                           ==================   ===================             ===================   ==================

-------------------
(1) Includes net sales of other designer eyewear and private label frames.

         Net sales were lower in the 2004 Quarter than the 2003 Quarter primarily because of the sluggish optical frame industry in the sectors in which the Company's products compete. The Company believes that sales of Eddie Bauer Eyewear, particularly to the retail optical chains, have been adversely affected by the bankruptcy of Eddie Bauer Diversified Sales LLC, the licensor on the Eddie Bauer Eyewear license. In addition, during the past several years, sales have been adversely affected by an increasing number of direct competitors to the Eddie Bauer and Laura Ashley Eyewear lines.

         Net sales reflect gross sales less a reserve for product returns established by the Company. The Company has a product return policy which it believes is standard in the optical industry. Under that policy, the Company generally accepts returns of non-discontinued product for credit. The Company's product returns for the 2003 Quarter and the 2004 Quarter amounted to 17.7% and 16.4% of gross sales, respectively. Historically, returns have been higher from independent optical retailers in the United States and lower from optical retail chains and international customers.

         GROSS PROFIT AND GROSS MARGIN. Gross profit decreased $0.2 million or 5.3% from the 2003 Quarter to the 2004 Quarter and $1.2 million or 9.9% from the 2003 Nine Months to the 2004 Nine Months. The gross margin decreased from 63.5% in the 2003 Quarter to 63.4% in the 2004 Quarter, and from 63.5% in the 2003 Nine Months to 62.7% in the 2004 Nine Months. The gross margin decreased in the Nine Months due in part to a higher percentage of international sales, which have lower margins, and price competition resulting in sales at greater discounts.

         SELLING EXPENSES. Selling expenses decreased $0.3 million or 12.5% from the 2003 Quarter to the 2004 Quarter and $0.1 million or 2.2% from the 2003 Nine Months to the 2004 Nine Months. The change in the third quarter was due primarily to a decrease in advertising expenses of $0.2 million. The change in the nine-month periods was due primarily to an decrease in advertising expenses of $0.1 million.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.4 million or 23.5% from the 2003 Quarter to the 2004 Quarter and $1.8 million or 27.4% from the 2003 Nine Months to the 2004 Nine Months. The change in the quarter was due primarily to decreases of salaries of $0.3 million from fewer personnel and the allowance for bad debts of $0.1 million. The change in the Nine Months was due primarily to decreases in salaries of $0.9 million from fewer personnel, in the allowance for bad debts of $0.3 million, in legal and consulting fees of $0.2 million, in bank charges of $0.1 million and in insurance costs of $0.1 million.

         OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense and in the 2003 Nine Months a $0.5 million gain on the sale of the Dakota Smith trademark and inventory. Interest expense increased in the 2004 Quarter and Nine Months because higher level of borrowings.

         EXTRAORDINARY ITEM. In the 2003 Nine Months the Company recognized an gain on the settlement of debt of $4.1 million in connection with its recapitalization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's accounts receivable (net of allowance for doubtful accounts) increased from $2.3 million at October 31, 2003 to $2.8 million at July 31, 2004 due to a higher level of sales than the fourth quarter of 2003.

         The Company's inventories (net of obsolescence reserve) increased from $6.0 million at October 31, 2003 to $6.1 million at July 31, 2004.

         The Company's long-term debt at July 31, 2004 included principally: (i) $3.7 million under three credit facilities with Home Loan Investment Company ("HLIC"), including a $200,000 loan obtained in June 2004 bearing interest at 12% and due in June 2005; (ii) $2.9 million under a credit facility with Bluebird Finance Limited; and (iii) $0.6 million under a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment. At July 31, 2004, the Company had fully utilized its borrowing capacity under its existing credit facilities. See Note 4 of Notes to Financial Statements.

         In April 2004 the Company obtained an unsecured term loan in the amount of $350,000 due October 29, 2004. The loan bears interest at the rate of 3% per annum, is payable in monthly installments of $50,000 which commenced in April 2004, and had an outstanding balance of $200,000 at July 31, 2004.

         Of the Company's accounts payable at July 31, 2004, approximately $1.1 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at July 31, 2004.

         The Company's bad debt write-offs, net of recoveries, were $28,601 and $-0- in the 2003 Nine Months and 2004 Nine Months, respectively. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

         The Company believes that at least through 2004, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, its cash flows from operations and through credit facilities will be sufficient to enable the Company to pay its debts and obligations as they mature. The Company has benefited in fiscal 2004 from expense reductions through reduced number of employees and other expenses undertaken in fiscal 2003 and the first quarter of fiscal 2004. However, the Company's current sources of funds are not sufficient to provide the working capital for material growth, and it would be required to obtain additional debt or equity financing to support such growth.

INFLATION

         The Company does not believe its business and operations have been materially affected by inflation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         NEED TO IMPROVE REVENUES AND TO RETURN TO PROFITABILITY; SHAREHOLDERS' DEFICIT

         The Company suffered material operating losses in its last four fiscal years, causing a significant deterioration in its financial condition. At July 31, 2004, the Company's stockholders' deficit was $5.0 million. The Company's future viability depends on its ability to return to profitability on a consistent basis.

         During the past several years, the Company has significantly reduced its general, administrative and other expenses to the extent that it does not believe further material reductions are possible. Accordingly, the ability of the Company to return to profitability will depend most significantly on its ability to improve its revenues. The Company's revenues during the past several years have been adversely affected by the continued significant downturn in the optical frame industry. While the Company has adopted several strategies to increase revenues, no assurance can be given that the Company will be able to increase revenues sufficient to return to profitability on a consistent basis.

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

         CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

         As of August 31, 2004, the directors and executive officers of the Company owned beneficially approximately 49% of the Company's outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

         NO DIVIDENDS ALLOWED

         As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined under generally accepted accounting principles). At July 31, 2004, the Company had an accumulated deficit of $20.3 million. As a result, the Company will not be able to pay dividends for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

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

         FOREIGN CURRENCY RISKS. At any month-end during the quarter ended July 31, 2004, a maximum of $1.2 million were payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at July 31, 2004.

         International sales accounted for approximately 14% of the Company's net sales in the three months ended July 31, 2004. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

         INTEREST RATE RISK. The Company's credit facilities existing at July 31, 2004 had fixed interest rates. Accordingly, the Company does not believe it is subject to material interest rate risk.

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


Date:    October 13, 2004                 SIGNATURE EYEWEAR, INC.


                                          By: /s/ Michael Prince
                                              --------------------------
                                              Michael Prince
                                              Chief Executive Officer
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number          Exhibit Description
------          -------------------

 31.1           Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

 32.1           Certification Pursuant to 18 U.S.C. ss.  1350