Form 10-K
period 2004-10-31
SIGNATURE EYEWEAR INC
filed 2005-03-15
CIK 1036292

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]
================================================================================

         On February 28, 2005, the Registrant had 6,226,889 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 3,320,367 shares of Common Stock held by non-affiliates of the Registrant as of February 28, 2005 was $332,037.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: None

         Transitional Small Business Disclosure Format (Check one):
Yes [_]; No [X]

                                     PART I

         The discussions in this Report contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" in Item 7, as well as elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, relationships with licensors, distributors and customers, and the business environment in which the Company operates.

ITEM 1--DESCRIPTION OF BUSINESS

GENERAL

         Signature Eyewear, Inc. ("Signature" or the "Company") designs, markets and distributes prescription eyeglass frames and sunglasses primarily under exclusive brand name licenses from third parties. In fiscal 2004 the Company's best selling lines were Laura Ashley Eyewear, Eddie Bauer Eyewear and Nicole Miller Eyewear. The Company also markets eyewear under exclusive licenses for Hart Schaffner & Marx Eyewear, bebe eyes and Dakota Smith Eyewear, as well as its proprietary Signature line. In fiscal 2004 the Company obtained the exclusive license to market Hummer Eyegear, which it plans to launch in March 2005.

         The Company distributes its products (1) to independent optical retailers in the United States, primarily through its national direct sales force and independent sales representatives, (2) to national and regional optical retail chains; (3) internationally, primarily through exclusive distributors in foreign countries and a direct sales force in Western Europe; and (4) through selected distributors in the United States.

         The Company reported a pre-tax loss of $371,000 in fiscal 2004, a reduction from the pre-tax loss (before extraordinary gain) of $625,000 in fiscal 2003. Income from operations was $290,000 in fiscal 2004 compared to a loss from operations of $862,000 in fiscal 2003. The Company was able to accomplish this reduction by continuing to reduce operating expenses. Revenues declined from $25.1 million in fiscal 2003 to $23.6 million in fiscal 2004. This decrease was due primarily to greater competition, continued sluggishness in the optical frame markets and consolidation of the national optical retail chains. While the Company was able to generate a $1.5 million increase in net sales to independent optical retailers during the fiscal year, sales to national optical retail chains declined $2.4 million, and international sales declined $0.4 million. The Company had a $1.4 million decrease in product returns, due primarily to a decrease in product return rate as a percent of gross sales, from 22% in fiscal to 2003 to 18% in fiscal 2004.

         The Company was incorporated in California in 1983.

BUSINESS STRATEGY

         The Company's strategy to return to profitability is based on increasing revenues and improving its gross profit margin. The Company believes that it has limited ability to materially reduce costs further without impairing its ability to increase revenues. In fiscal 2005, the Company's plan to increase revenues includes the following:

         o continue to build the direct sales force in the United States at increase sales to independent optical retailers, including optometrists, opticians and ophthalmologists, which sales have higher gross margins than sales to optical retail chains;

         o increase efforts to sell to mid-size optical retail chains which are less likely to manufacture their own private label eyewear than the large national optical retail chains historically targeted by the Company and are not experiencing consolidation like the national chains;

         o reverse the decline in international sales by engaging new distributors and developing the market in Latin and South America;

         o  introduce Hummer Eyegear, which is scheduled to launch in March
            2005;

         o  acquire additional brand names for licenses; and

         o continue to focus on unique frame design, quality control and quality assurance, as the Company believes that the prescription eyewear frame market is a "product-driven" business, where the quality and styling, in addition to brand name recognition, are the principal factors in generating sales.

INDUSTRY OVERVIEW (1)

         THE OPTICAL FRAME MARKET. Optical frame sales in the United States have experienced a substantial slowdown in recent years, decreasing from $5.5 billion in 2000 to an estimated $5.1 billion in 2003. The Company believes this is due to: (1) the move to value, led by increasing sales in the mass merchandiser category; (2) a growing number of eyewear customers are replacing their frame lenses without purchasing new frames; and (3) a growing number of consumers electing vision correction surgery.

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

         THE OPTICAL CUSTOMER: Even in a sluggish optical market, the number of potential eyewear customers remains large. With a U.S. population of 277 million in 2001, approximately 169 million people require some type of vision correction. Out of the 169 million people requiring vision correction, 86.3 million people purchased eyewear in 2001 - or about 31% of the population.

         Typically, men and women over the age of 45 need corrective eyewear due to presbyopia, a condition that makes it difficult to focus on nearby objects such as small newspaper print. As more of the US population exceeds age 45, the Company believes more people will have vision impairment, and sales of corrective eyewear should increase.

--------
         1 Unless otherwise noted, all the data in this Industry Overview section relates to the eyewear market in the United States. The source for this data is Jobson research reports.

         COMPETITIVE VISION CORRECTION METHODS. Currently, there are two methods of correcting vision impairment that compete with prescription eyeglasses: contact lenses and surgery. Although retail sales of contact lenses remained flat from 1995 ($1.9 billion) through 2001 ($1.9 billion), their sales as a percentage of total retail sales decreased from 13.5% in 1995 to 12.3% in 2001. The Company believes that sales of contact lenses do not currently materially threaten eyeglass frame sales because many people who wear contact lenses need a pair of eyeglasses for night time and for the days when they decide not to wear their contact lenses.

         A number of surgical techniques have been developed to correct vision problems such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Vision correction surgery by laser has recently become increasingly popular. In 2002, 1.5% of United States residents 18 and older using vision correction had vision correction surgery, and this percentage increased to 1.8% in 2003 and 2.4% in 2004. Revenues from the procedure reached $2.4 billion in 2001, up from $700 million in 1997. The Company believes that these techniques will continue to have an impact on sales of prescription eyewear. The Company believes that a number of people who have had successful eye surgery may still need some form of corrective eyeglasses, and others may need eyeglasses at a later date due to the onset of presbyopia.

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

PRODUCTS

         The Company's principal products during fiscal 2004 were eyeglass frames sold under the brand names Laura Ashley Eyewear, Eddie Bauer Eyewear, Nicole Miller Eyewear, Hart Schaffner & Marx Eyewear, bebe eyes, Dakota Smith Eyewear and the Signature Collection.

         The following table provides certain information about the market segments, introduction dates and approximate retail prices of the Company's products.

                                                                                         APPROXIMATE
          BRAND NAME/SEGMENT            CUSTOMER GENDER/AGE     INTRODUCTION DATE      RETAIL PRICES(1)
          ------------------            -------------------     -----------------      ----------------
    Licensed Brands
    ---------------
        Laura Ashley
            Prescription.................        Women                  1992              $125-$180
            Sunwear......................        Women                  1993              $90 -$100

        bebe eyes........................        Women                  2000
            Prescription.................                                                 $100-$200

        Eddie Bauer......................      Men/Women                1998
            Prescription.................                                                 $95-$170

        Hart Schaffner & Marx............         Men                   1996
            Prescription.................                               1993              $95-$180

        Hummer ..........................
            Prescription.................      Men/Women           March 2005 (2)         $125-$175
            Sunwear......................      Men/Women           March 2005 (2)         $100-$250

        Nicole Miller ...................
            Prescription.................        Women                  1993              $120-$175
            Sunwear......................        Women                  1993              $75-$125

         Dakota Smith
            Prescription.................        Unisex                 1992              $90-$150
            Sunwear......................        Unisex                 1992              $75-$125

    House Brands
    ------------
        Signature Collection                   Men/Women                1999              $80-$120

-------------------
(1) Retail prices are established by retailers, not the Company.
(2) Expected launch date.

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

         QUALITY CONTROL. The Company uses manufacturers it believes are capable of meeting its criteria for quality, delivery and attention to design detail. Signature specifies the materials to be used in the frames, and approves drawings and prototypes before committing to production. The Company places its initial orders for each style at least six months before the style is released, and requires the factory to deliver several advance shipments of samples. The Company's quality committee examines all sample shipments. This process provides sufficient time to resolve problems with a style's quality before its release date. The Company's quality comtrol team examines all sample shipments to ensure ongoing quality standards. If, at any stage of the quality control process, frames do not meet the Company's quality standards, then the Company returns them to the factory with instructions to improve the specific quality problems. Historically, the Company has had a low defective frame rate and the manufacturers share in the cost of replacing defective frames.

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

         LAURA ASHLEY EYEWEAR

         The Company introduced Laura Ashley Eyewear in 1992. With net sales of $6.3 million in fiscal 2004, the Laura Ashley Eyewear Collection remains one of the leading women's brand-name collections. Like Laura Ashley clothing and home furnishings, Laura Ashley Eyewear has been designed to be feminine and classic, and fashionable without being trendy. The hallmark of Laura Ashley Eyewear is its attention to detail, and the collection is known for its unique designs on the styles' temples. The collection's strategy is to extend its product selection to reach a broader audience within the feminine eyewear niche.

         Signature's in-house merchandising team has conceptualized and designed brand new Laura Ashley point of purchase display items for 2005. The new displays feature hanging fabric banners, fabric coated displays and Victorian era clutch cases. These pieces offer retailers multiple merchandising options for covering large and small spaces. The clutch cases are also complimentary with each frame purchase and therefore encourage frame sales when on display.

         The Company has the exclusive right to market and sell Laura Ashley Eyewear through a license with Laura Ashley entered into in May 1991. The license covers a specified territory including the United States, the United Kingdom and certain other countries. The Laura Ashley license is automatically renewed annually through January 2008 so long as the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. Laura Ashley may terminate the license before its term expires under certain circumstances, including a material breach of the license agreement by the Company, if management or control of the Company passes from the present managers, shareholders or controllers to other parties whom Laura Ashley may reasonably regard as unsuitable, or if minimum sales requirements are not met in any two years. The Company did not meet the minimum sales requirement for the license years ended January 2003, 2004 and 2005, but Laura Ashley waived noncompliance.

         EDDIE BAUER EYEWEAR

         The Eddie Bauer Eyewear collection includes men's and women's prescription eyewear styles that are designed to capture the Eddie Bauer casual lifestyle, offering versatility and comfort with unsurpassed quality. Eddie Bauer Eyewear's frame designs will evolve to meet the personality of today's Eddie Bauer customer, with frames that are appropriate for life's everyday experiences. Color tones are muted and reflect the finishes found in Eddie Bauer home products. The style assortment remains broad in its appeal by expressing many facets of the Eddie Bauer lifestyle and the brand's longtime outdoor heritage. In keeping with Eddie Bauer's commitment to value, the collection consists of medium priced frames.

         Along with its marketing, merchandising and sales promotion programs, the Company has designed point-of-sale graphic displays that are also inspired by Eddie Bauer's outdoor casual lifestyle. The new displays for 2005 bring the Eddie Bauer "outdoors-indoors" into retail optical stores through beautiful outdoor imagery and on-model photography. These displays are designed to match the look and feel of displays found in Eddie Bauer retail stores, further strengthening brand recognition at the optical point of sale.

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

         HART SCHAFFNER MARX EYEWEAR

         The Hart Schaffner Marx Eyewear is the distinctively masculine collection targeted at men who seek quality, comfort and fit. Hart Schaffner Marx, a subsidiary of Hartmarx Corporation and a leading manufacturer of tailored clothing, has an image of enduring quality, and is a recognized name among men who purchase apparel in the medium to high price range. Because men are generally concerned about both function and fashion, the frames contain features that enhance their durability. The highest quality components are utilized for each style and unique accents of garment patterns and leather inlays offer a distinctive touch. Select styles feature titanium, a material renowned for its strength and lightweight qualities. The collection is designed to fit a broad spectrum of men, and selected styles have longer temples and larger sizes than those generally available.

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

         The license agreement for Nicole Miller Eyewear expires in March 2006. The Company may renew the license for one three-year term provided it is in compliance with the license agreement. The license agreement contains minimum annual net sales and minimum annual royalty requirements. The licensor may terminate the license agreement before its stated term expires upon a material breach by the Company.

         BEBE EYES

         bebe clothing is famous for its provocative clothing for women. The bebe eyes eyewear collection captures the spirit of the bebe brand through sexy eyewear with attention-getting colors and design accents. Eye-catching point of purchase displays feature distinctive on-model imagery and frame displays. The collection appeals to fashion-conscious women of all ages.

         The Company has the exclusive right to market and sell bebe eyes in the United States, Canada and a number of other countries pursuant to a license agreement the Company entered into in September 1999 with bebe stores, inc. The license expires in June 2006. The license agreement contains minimum annual net sales requirements and minimum quarterly and annual royalty requirements. bebe may terminate the license before its stated expiration under certain circumstances, including if the Company materially breaches the license agreement, if the Company is insolvent, or if, without the prior approval of bebe, 50% or more or the outstanding Common Stock of the Company is acquired by either: (1) a women's apparel company or (2) another person and the financial and operational condition of the Company is impaired or such other person makes or proposes to make material changes in the key management personnel in charge of the license. If the Company is deemed "insolvent" within the meaning of the license agreement as a result of its stockholders' deficit, and bebe stores, inc. has not waived its right to terminate, then bebe stores, inc. would have the right to terminate the agreement. bebe stores, inc. raised no objection to the renewal of the license in June 2003 based on the Company's financial condition.

         DAKOTA SMITH EYEWEAR

         Dakota Smith Eyewear targets men and women with eclectic designs that capture the American spirit. The Dakota Smith brand is a compelling blend of Santa Fe spirit, Western swagger and Route 66 style. The collection features high quality titanium eyewear and sunwear at an affordable price matched by few collections in the industry. Dakota Smith sunwear features superior polarized lenses with backside anti-reflective coatings. The collection is showcased at the point of sale with unique "hot rocks" displays created from earthen elements in wooden frames from the American southwest. Complementing the eyewear and sunwear collections is a marketing and merchandising program featuring Dakota Smith apparel - including jackets, shirts, skirts and headwear - as well as an exciting on-line store to expand the reach of the brand beyond eyewear.

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

         HUMMER EYEGEAR

         In July 2004 the Company obtained from General Motors Corporation the exclusive license to market and sell Hummer Eyegear in the United States, Canada, Mexico, Australia and most countries in Europe, Asia and Africa. Hummer Eyegear differentiates itself by drawing from the unique image of strength, independence and confidence that Hummer embodies. Hummer Eyegear includes optical and sunwear styles, made from durable, innovative lens technology, innovative materials and bold, stylish designs.

         The license agreement expires on December 31, 2007, and is renewed for a two-year term if the Company is in compliance with the license agreement and met the minimum royalty requirement. The license agreement contains minimum annual royalty requirements. The licensor may terminate the license for any material breach of either the license agreement or if the Company does not obtain the prior approval of the licensor for any change in the ownership, control of direction of the Company's business.

         HOUSE BRANDS

         The cost to retailers of frames in Signature's own lines is generally less than frames with brand names, because the latter command greater retail prices, and there are no licensing fees. Moreover, the styling of Signature's own lines can be more flexible, because the Company will be able to change the styling--as well as its merchandising--more rapidly without the often time-consuming requirement of submitting them to the licensor for its approval.

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

DISTRIBUTION

         The Company distributes its products (1) to independent optical retailers in the United States, primarily through its national direct sales force; (2) to national and regional optical retail chains; (3) internationally, primarily through exclusive distributors in foreign countries and a direct sales force in Western Europe; and (4) through selected distributors in the United States.

         The following table sets forth the Company's net sales by channel for the periods indicated:

                                                   YEAR ENDED OCTOBER 31,
                                             ----------------------------------
                                               2002         2003         2004
                                             --------     --------     --------
                                                       (IN THOUSANDS)
          Direct sales .................     $ 15,349     $ 12,893     $ 13,578
          Optical retail chains ........       11,560        7,074        5,041
          International ................        3,468        3,601        3,193
          Telemarketing ................        1,532         --           --
          Domestic distributors ........        1,212          852        1,123
          Freight billed to customers ..          940          720          673
                                             --------     --------     --------
                                             $ 34,061     $ 25,140     $ 23,608
                                             ========     ========     ========

         DIRECT SALES. The Company distributes its products to independent optical retailers in the United States primarily through a national direct sales force, including company and independent sales representatives. The direct sales force, including independent sales representatives, numbered 55 at October 31, 2004. The Company plans to increase the number of independent sales representatives in fiscal 2005.

         OPTICAL RETAIL CHAINS. Signature sells directly to optical retail chains. Historically, the Company has targeted national optical retail chains using dedicated account managers. The Company's sales to national retail optical chains have declined as those chains have experienced significant consolidation and have increasingly marketed their own lower-cost private label frames. Part of the Company's strategy to increase revenues in fiscal 2005 is to use its direct sales force to target mid-size regional optical chains which are less likely to sell their own private label eyewear than the large national optical retail chains and are not experiencing consolidation like the national chains.

         INTERNATIONAL. The Company sells certain of its products internationally through exclusive distributors and in Western Europe through a direct sales force including Company and independent sales representatives. The Company maintains a sales office and warehouse facility in Liege, Belgium. The Company's international distributors have exclusive agreements for defined territories. The Company sells to European optical retail chains through its Belgium office. At October 31, 2004, the Company had approximately 15 international distributors and 11 international sales representatives. Historically, the large majority of Signature's international sales through distributors have been of Laura Ashley Eyewear sold in England, Canada, Australia and New Zealand. Part of the Company's strategy to increase revenues in fiscal 2005 is to increase efforts of develop markets for the Company's frames in Latin and South America.

         DOMESTIC DISTRIBUTORS. The Company distributes its products through selected distributors in the United States in areas in which it believes it can achieve better penetration than through direct sales. The Company had 5 distributors in the United States at October 31, 2004.

CONTRACT MANUFACTURING

         The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process that can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. In fiscal 2004, Signature used manufacturers principally in Hong Kong/China, Japan and Italy. The Company believes that throughout the world there are a sufficient number of manufacturers of high-quality frames so that the loss of any particular frame manufacturer, or the inability to import frames from a particular country, would not materially and adversely affect the Company's business in the long-term. However, because lead times to manufacture the Company's eyeglass frames generally range from 90 to 180 days, an interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company not to meet delivery schedules for these styles, which could materially and adversely affect the Company's business, operating results and financial condition.

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

         The Company is not required generally to pay for any of its frames prior to shipment. Payment terms for the Company's products currently range from cash upon shipment to terms ranging between 60 and 120 days on open account. For frames imported other than from Hong Kong/China manufacturers, the Company is obligated to pay in the currency of the country in which the manufacturer is located. In the case of frames purchased from manufacturers located in Hong Kong/China, the currency is United States dollars. For almost all of the Company's other frame purchases, its costs vary based on currency fluctuations, and it generally cannot recover increased frame costs (in United States dollars) in the selling price of the frames.

COMPETITION

         The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., Marchon Eyewear, Inc. and Marcolin S.p.A. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed far longer, and are significantly larger than the Company's. At the major retail optical chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, as these chains have increasingly designed, manufactured and sold their own lower-priced private label brands. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters and Cole Vision, which combined is the largest United States retail optical chain.

         The Company competes in its target markets through the quality of the brand names it licenses, its marketing and merchandising, the popularity of its frame designs, the reputation of its styles for quality, its pricing policies and the quality of its sales force.

BACKLOG

         Historically, the Company ships eyeglass frames upon receipt of orders and does not operate with a material backlog.

EMPLOYEES

         At October 31, 2004, the Company had 105 full-time employees, including 38 in sales and marketing, 19 in customer service and support, 21 in warehouse operations and shipping and 27 in general administration and finance. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2--DESCRIPTION OF PROPERTY

         The Company leases approximately 109,000 square feet of a building located in Inglewood, California, where it maintains its principal offices and warehouse. The Company's lease for this facility expires in May 2005. Since November 1, 2001, the Company has subleased approximately 26,000 square feet of this space to an unaffiliated party through May 2005. During fiscal 2004 the Company's monthly rental expense was approximately $61,000 net of sublease payments and excluding common area charges.

         The Company and the landlord have executed a term sheet for a new lease of approximately 64,000 square feet at the same facility. The new lease will commence upon termination of the existing lease and will run through June 30, 2007. The Company will have the right to renew the lease for a two-year renewal option. Under the new lease, the Company's monthly rental obligation will be $46,400 through June 2006, increasing to $48,000 for the following 12 months and $51,200 during the renewal term. The Company believes that 64,000 square feet is more than adequate for its existing business and potential growth during the next two years.

         The Company also leases approximately 2,500 square feet of warehouse and office space in Liege, Belgium, which supports the Company's sales in Europe.

         See Note 6 of Notes to Financial Statements.

ITEM 3--LEGAL PROCEEDINGS

         As of February 28, 2005, the Company was a defendent in two lawsuits. Management does not believe that the outcome of these lawsuits will have a material adverse affect on financial condition, results of operations or cash flows of the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

         The Company's Common Stock trades in the over-the-counter market. The following table sets forth, for the periods indicated, high and low last reported sales prices for the Common Stock in the over-the-counter market as reported by Nasdaq.

                                                          HIGH            LOW
                                                       ----------     ----------
          FISCAL YEAR ENDED OCTOBER 31, 2003
                First Quarter ....................     $     0.10     $     0.03
                Second Quarter ...................     $     0.30     $     0.03
                Third Quarter ....................     $     0.35     $     0.35
                Fourth Quarter ...................     $     0.30     $     0.16

          FISCAL YEAR ENDED OCTOBER 31, 2004
                First Quarter ....................     $     0.15     $     0.11
                Second Quarter ...................     $     0.16     $     0.08
                Third Quarter ....................     $     0.22     $     0.12
                Fourth Quarter ...................     $     0.28     $     0.12

         On February 28, 2005, the last reported sales price of the Common Stock in the over-the counter market as reported by Nasdaq, was $0.10 per share. At February 28, 2005, there were 42 holders of record of the Common Stock.

DIVIDENDS

         As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (1) out of positive retained earnings or (2) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2004, the Company had an accumulated deficit of $20.3 million. As a result, the Company will not be able to pay dividends (other than stock dividends) for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

PURCHASES OF COMMON STOCK

         The Company did not repurchase any shares of its Common Stock in fiscal 2004.

ITEM 6--SELECTED FINANCIAL DATA

         The following data should be read in conjunction with the Consolidated Financial Statements and related notes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Report.

                                                                              YEAR ENDED OCTOBER 31,
                                                    --------------------------------------------------------------------------
                                                       2000            2001            2002            2003            2004
                                                    ----------      ----------      ----------      ----------      ----------
                                                                   (dollars in thousands, except per-share data)
STATEMENT OF OPERATIONS DATA:
Net sales .....................................     $   52,883      $   44,533      $   34,061      $   25,140      $   23,609
Gross profit ..................................         31,458          23,061          18,593          16,641          14,847
Total operating expenses ......................         40,705          35,083          22,032          17,504          14,557
Income (Loss) from operations .................         (9,247)        (12,022)         (3,439)           (862)            290
Extraordinary item ............................           --              --              --             4,099            --
Net income (loss) .............................         (9,484)        (13,387)         (4,116)          3,463            (371)
Basic and diluted income (loss) per share .....          (1.87)          (2.65)          (0.75)           0.60           (0.06)
Weighted average common shares outstanding ....      5,058,915       5,056,889       5,488,396       5,752,240       6,102,231


                                                       2000            2001            2002            2003            2004
                                                    ----------      ----------      ----------      ----------      ----------
BALANCE SHEET DATA:
Current assets ................................     $   33,006      $   17,184      $    9,876      $    8,928      $    8,890
Total assets ..................................         41,435          18,906          11,944          10,398           9,949
Current liabilities ...........................         28,142          22,390          19,226           8,261           8,562
Long-term debt, net of current portion ........          4,806           1,461           1,715           6,874           6,454
Total liabilities .............................         32,948          23,851          20,941          15,134          15,016
Stockholders' equity (deficit) ................          8,487          (4,945)         (8,996)         (4,736)         (5,067)

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" in this Item 6 of this Report, as well as those discussed elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

         The following discussion and analysis should be read in connection with the Company's Financial Statements and related notes and other financial information included elsewhere in this Report.

OVERVIEW

         The Company derives revenues through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, Eddie Bauer Eyewear, Hart Schaffner & Marx Eyewear, bebe eyes, Nicole Miller Eyewear, and Dakota Smith Eyewear, and under its proprietary Signature brand.

         The Company's best-selling product lines are Laura Ashley Eyewear, Eddie Bauer Eyewear and Nicole Miller Eyewear. Net sales of these lines together accounted for 69.4% and 65.4% of the Company's net sales in fiscal 2003 and fiscal 2004, respectively.

         The Company's cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to the Company's specifications. The complete development cycle for a new frame design typically takes approximately eight to twelve months from the initial design concept to the release. Generally, reorders require 75 to 150 days.

         The Company reported a pre-tax loss of $371,000 in fiscal 2004, a reduction from the pre-tax loss (before extraordinary gain) of $625,000 in fiscal 2003. Income from operations was $290,000 in fiscal 2004 compared to a loss from operations of $862,000 in fiscal 2003. The Company was able to accomplish this reduction by continuing to reduce operating expenses. Revenues declined from $25.1 million in fiscal 2003 to $23.6 million in fiscal 2004. This decrease was due primarily to greater competition, continued sluggishness in the optical frame markets and consolidation of the national optical retail chains. While the Company was able to generate a $1.5 million increase in net sales to independent optical retailers during the fiscal year, sales to national optical retail chains declined $2.4 million, and international sales declined $0.4 million. The Company had a $1.4 million decrease in product returns, due primarily to a decrease in product return rate as a percent of gross sales, from 22% in fiscal to 2003 to 18% in fiscal 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of the Company's financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

         The Company considers the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

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

         The Company has a product return policy that it believes is standard in the optical industry and is followed by most of its competitors. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge, and as a general policy the Company does not make cash refunds. On a quarterly basis the Company reviews and establishes an allowance for estimated product returns based upon actual returns subsequent to quarter-end and estimated future returns. The Company applies the historical ratio of sales returns to sales to estimate future returns in addition to known information about actual returns in the period subsequent to the balance sheet date. As of October 31, 2004, the Company had an allowance for product returns of $300,000. Management considered a range of allowances from $200,000 to $400,000. Variances in the allowance for product returns would have a corresponding impact on net sales for fiscal 2004. For example, if the Company's allowance for product returns was $400,000, the Company's net sales would have been $100,000 lower.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                               2002         2003         2004
                                                              ------       ------       ------
Net sales ...............................................      100.0%       100.0%       100.0%
Cost of sales ...........................................       45.4         33.8         37.1
                                                              ------       ------       ------
Gross profit ............................................       54.6         66.2         62.9
                                                              ------       ------       ------
Operating expenses:
     Selling ............................................       30.5         34.1         34.0
     General and administrative .........................       34.2         35.5         27.7
                                                              ------       ------       ------
         Total operating expenses .......................       64.7         69.6         61.7
                                                              ------       ------       ------
Income (Loss) from operations ...........................      (10.1)        (3.4)         1.2
Other income (expense), net .............................       (2.0)         0.9         (2.8)
                                                              ------       ------       ------
Loss before provision for (benefit from) income taxes ...      (12.1)        (2.5)        (1.6)
    and gain on extraordinary items
Provision for income taxes ..............................        0.0          0.0          0.0
                                                              ------       ------       ------
Loss before gain on extraordinary item ..................      (12.1)        (2.5)        (1.6)
Extraordinary gain on extinguishment of debt ............       --           16.3         --
                                                              ------       ------       ------
Net income (loss) .......................................      (12.1)%       13.8%        (1.6%)
                                                              ======       ======       ======

         COMPARISON OF FISCAL YEARS 2002, 2003 AND 2004

         NET SALES. Net sales were $23.6 million in fiscal 2004 compared to $25.1 million in fiscal 2003 and $34.1 million in fiscal 2002. The following table shows certain information regarding net sales by product line for the periods indicated:

                                   2002                  2003                  2004
                            ------------------    ------------------    ------------------
Laura Ashley Eyewear ....   $11,430       33.6%   $ 7,811       31.1%   $ 6,305       26.7%
Eddie Bauer Eyewear .....     9,147       26.9      5,848       23.3      4,516       19.1
Nicole Miller Eyewear ...     4,950       14.5      3,781       15.0      4,624       19.6
Other (1) ...............     8,534       25.0      7,700       30.6      8,163       34.6
                            -------    -------    -------    -------    -------    -------
                            $34,061      100.0%   $25,140      100.0%   $23,608      100.0%
                            =======    =======    =======    =======    =======    =======

(1) Includes freight billed to customers.

         Net sales declined 6.1 % in fiscal 2004 due primarily to increasing competition, consolidation of national retail optical chains and continued sluggishness in the optical frame market. Excluding close out sales, unit sales declined and the Company maintained or slightly increased its frame prices. The Company's efforts to increase sales to independent optical retailers, through hiring more direct sales representatives and placing a renewed emphasis on service to these customers, resulted in an increase of $1.5 million in sales to these customers. However, The Company experienced a decline of $2.4 million, or 34%, in sales to national retail optical chains. These chains purchased fewer frames, a trend the Company expects to continue, as they have experienced industry consolidation and have increasingly marketed their own lower cost private label frames. International sales also declined ($0.4 million or 11.3%) due in part to close-out sales of a significant number of major global brand name frames being liquidated due to transfer of the license relationships. Sales of the Eddie Bauer Eyewear continued to decline, as the bankruptcy of the Eddie Bauer group of companies is believed to have adversely affected customers' perception of the brand.

         Net sales declined 26.3% in fiscal 2003 due primarily to the general decline in the optical frame industry and the reluctance of retailers to purchase large inventories of the Company's products due to uncertainties about the Company prior its recapitalization.

         Commencing with the year ended October 31, 2004, the Company includes freight billed to customers in net sales. Net sales for fiscal 2003 and 2002 have been revised from previously reported amounts due to reflect this change based on EITF 00-10 "Accounting for Shipping and Handling Costs." See Notes 2 and 12 of Notes to Financial Statements.

         Net sales reflect gross sales less a reserve for product returns established by the Company based on products that the Company is aware will be returned as of that date. The Company's reserve was $0.3 million and $0.6 million at October 31, 2004 and 2003, respectively. The Company had a $1.4 million decrease product returns in fiscal 2004 compared to fiscal 2003, due primarily to a decrease in product returns as a percentage of gross sales, from 22% in fiscal 2003 to 18% in fiscal 2004. The Company believes this decrease in product return rate was due principally to better sell-through due to improved frame styles, increased confidence in the Company's viability as a result of its recapitalization in April 2003, and tougher return policies implemented by the Company.

         The Company also maintains an allowance for product returns. See "Critical Accounting Polices." Changes in the allowance in any period will have a corresponding impact on net sales during the period. The Company's allowance for product returns did not change in fiscal 2004.

         GROSS PROFIT AND GROSS MARGIN. Gross profit was $14.8 million in fiscal 2004 compared to $16.6 million in fiscal 2003 and $18.6 million in fiscal 2002. These decreases were due primarily to lower net sales and the continuing impact of close out sales.

         The gross margin was 62.9% in fiscal 2004 compared to 66.2% in fiscal 2003 and 54.6% in fiscal 2002. This decrease in 2004 was due to more close out sales at lower margins notwithstanding sales to independent optical retailers, which have higher gross margins, which increased from 52.8% to 59.2% of net sales. The increase in fiscal 2003 was due to fewer close out sales and markdowns, a general firming of prices to independent optical retailers and the lack of discontinuation of any product lines in fiscal 2003.

         SELLING EXPENSES. Selling expenses were $8.0 million in fiscal 2004 compared to $8.6 million in fiscal 2003 and $10.4 million in fiscal 2002. This 6.5% decrease in fiscal 2004 was due to decreases of $0.3 million in advertising expenses, $0.2 million in royalties due to lower net sales, and $0.1 million promotions expense. Compensation for sales personnel increased by $0.2 million because of an increase in direct sales and an increase the number of direct sales representatives from 47 at October 31, 2003 to 55 at October 31, 2004. The 17.3% decrease in fiscal 2003 was due to decreases of $0.8 million in salaries due to fewer sales personnel, $0.6 million in premium expense due to the sale of USA Optical in fiscal 2002, and $0.5 million in advertising expense tied to lower net sales, offset by increases of $0.3 million in promotions expense and $0.3 million in royalty expense due to increases in minimum royalties.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $6.1 million in fiscal 2004 compared to $8.4 million in fiscal 2003 and $11.2 million in fiscal 2002. This 27.6% decrease in fiscal 2004 was due primarily to a decreases of: (1) $1.3 million in salaries, payroll taxes and employee benefits due to a decrease in number of employees, (2) $0.3 million in legal and accounting fees, and (3) $0.3 million in the reserve for bad debt allowance; The 24.8% decrease in fiscal 2003 was due to decreases of $1.3 million in salaries, $0.8 million in operating lease expenses, $0.4 million in bad debt expenses and $0.3 million in bank charges.

         The lease for the Company principal offices expires in May 2005. The Company and the landlord have executed a term sheet for a new lease for less space at the same facility. The new lease would run through June 30, 2007 and the Company will have the right to renew the lease for a two-year renewal option. Under the new lease, the Company estimates a reduction in rental expense of approximately $100,000 in fiscal 2005 and $190,000 in fiscal 2006 compared to rental expense for these offices in fiscal 2004 (exclusive of savings from reduced common area charges). See "Item 2--Description of Property."

         OTHER INCOME (EXPENSE), NET. Sundry expense in fiscal 2004 represented a reserve in connection with ongoing litigation. In fiscal 2003, the Company recognized net sundry income of $0.7 million in connection with the write-offs of Dakota Smith trademark cost in connection with the sale/license back of the trademark in February 2003. Interest expense increased in fiscal 2004 due primarily to increases in amount in the average debt outstanding from fiscal 2003 to fiscal 2004.

         EXTRAORDINARY GAIN. The Company recognized a gain of $4.1 million in fiscal 2003 resulting from the extinguishment of debt in connection with the recapitalization.

         PROVISION FOR INCOME TAXES. Because of its net losses, the Company's taxes in fiscal 2002, 2003 and 2004 consisted of state franchise taxes. As of October 31, 2004 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $11.7 million and $9.2 million, respectively, which expire through 2022. The Company has established a 100% valuation allowance of the deferred tax asset based on operating losses in recent years. The Company believes that the recapitalization in April 2003 may have resulted in "ownership change" under the Internal Revenue Code. The Company's utilization of the net operating loss carryforwards existing as of that date would be significantly limited. During fiscal 2003, net operating losses were reduced by the non-taxable gain on extinguishment of debt of $4.1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's accounts receivable (net of allowance for doubtful accounts) were $2.7 million at October 31, 2004 compared to $2.3 million at October 31, 2003. This increase was due to reductions in the allowance for returns, due to lower levels of returns, and the allowance for doubtful accounts.

         The Company's inventories (net of obsolescence reserve) were $5.3 million at October 31, 2004 as compared to $6.0 million at October 31, 2003. This $0.6 million decrease was due to close out frame sales and improving inventory turnover by better matching frame purchases with customer orders.

         The Company's long-term debt of $6.5 million at October 31, 2004 included principally its credit facilities with Home Loan and Investment Company ("HLIC") and Bluebird Finance Limited ("Bluebird"), and a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment (the "Equipment Loan"). See Note 4 of Notes to Consolidated Financial Statements.

         The Company's credit facility with HLIC includes a $3,000,000 term loan and a $500,000 revolving line of credit and is secured by all of the assets of the Company and by a $1,250,000 letter of credit from a non-affiliate. The term loan bears interest at a rate of 10% per annum, is payable interest only for the first year with payments of principal and interest on a 10-year amortization schedule commencing the second year, and is due and payable in April 2008. The revolving credit facility bears interest at a rate of 1% per month, payable monthly, with all advances subject to approval of HLIC, and is due and payable in April 2008. The Company had fully utilized this credit facility as of October 31, 2004.

         The Company's credit facility with Bluebird is up to $4,150,000 and secured by the assets of the Company. The credit facility includes a revolving credit line in the amount of $2,900,000 and support for the $1,250,000 letter of credit securing the HLIC credit facility. The loan bears interest at the rate of 5% per annum, payable annually for the first two years, with payments of principal and interest on a 10-year amortization schedule commencing in the third year, and is due and payable in April 2013. Bluebird's loan commitment will be reduced by $72,000 in July 2005 and by the same amount every three months thereafter. This loan is subordinate to the HLIC credit facility. The Company had fully utilized this credit facility as of October 31, 2004.

         The Equipment Loan had an outstanding balance of $537,000 at October 31, 2004, is secured by the purchased assets and bears interest at 4% per annum payable in monthly installments of approximately $14,000 with the balance of $62,600 due in February 2008.

         In December 2004 the Company obtained an unsecured term loan in the amount of $350,000 from an unaffiliated third party. The loan bears interest at the rate of 3% per annum, is payable in five monthly installments of $50,000 commencing May 2005 with the balance of $200,000 due and payable on November 27, 2005.

         Of the Company's accounts payable at October 31, 2004, $0.9 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at October 31, 2004.

         The Company's bad debt write-offs, net of recoveries, were $33,000 and $(6,394) in fiscal 2003 and 2004, respectively. As part of the Company's management of its working capital, the Company performs most customer credit functions internally, including extensions of credit and collections.

         During the past two years, the Company has generated cash primarily through product sales in the ordinary course of business, its bank credit facilities and sales of equity securities. At October 31, 2004, the Company had working capital of $0.3 million as compared to working capital of $0.7 million at October 31, 2003. Operating activities provided a net of $0.3 million during fiscal 2004, while financing activities used a net of $0.2 during fiscal year 2004, resulting in a net increase of $0.1 million in cash and cash equivalents.

         The Company's business plan for 2005 provides for positive cash flow from operations. The Company believes that at least through fiscal 2005, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, its cash flows from operations and through credit facilities will be sufficient to enable the Company to pay its debts and obligations as they mature. To support growth in excess of the plan, the Company may be required to obtain the working capital through additional debt or equity financing.

CONTRACTUAL OBLIGATIONS

         The following table sets forth certain information regarding the contractual obligations of the Company as of October 31, 2004:

                                                       PAYMENTS DUE BY PERIOD
                                 -------------------------------------------------------------------
                                                LESS THAN        1-3           3-5        MORE THAN
                                    TOTAL        1 YEAR         YEARS         YEARS        5 YEARS
                                 -----------   -----------   -----------   -----------   -----------
Long-term debt                   $ 7,227,045   $   772,788   $ 4,103,016   $   175,212   $ 2,176,029
Operating lease obligations          760,493       597,293       122,400        40,800          --
Purchase obligations               1,632,256     1,632,256          --            --            --
Other long-term obligations
   reflected on the Company's
   balance sheet under GAAP(1)     5,815,250     2,699,333     3,115,916
                                 -----------   -----------   -----------   -----------   -----------
  Total obligations              $15,435,044   $ 5,701,670   $ 7,341,332   $   216,012   $ 2,176,029
====================================================================================================

  (1) Includes minimum royalties under license agreements and employment and consulting obligations under long-term agreements.

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

         The following table sets forth certain unaudited results of operations for the twelve fiscal quarters ended October 31, 2004. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.

                                      2002                                2003                                2004
                       ----------------------------------------------------------------------------------------------------------
in thousands             JAN.     APR.     JULY     OCT.     JAN.     APR.     JULY     OCT.     JAN.     APR.     JULY     OCT.
                          31       30       31       31       31       30       31       31       31       30       31       31
                       ----------------------------------------------------------------------------------------------------------
Net sales ............ $ 8,735  $ 9,054  $ 8,426  $ 7,845  $ 7,446  $ 5,950  $ 6,471  $ 5,273  $ 5,996  $ 6,097  $ 6,149  $ 5,367
Cost of sales ........   3,334    3,937    3,666    4,531    2,911    1,836    2,301    1,451    2,342    2,215    2,192    2,013
Gross profit .........   5,401    5,117    4,760    3,314    4,535    4,114    4,170    3,822    3,653    3,882    3,957    3,355
Operating expenses:
  Selling ............   2,606    2,747    2,322    2,700    2,164    2,012    2,327    2,077    1,909    2,300    2,053    1,761
  General and
    administrative ...   3,000    2,892    3,031    2,623    2,489    2,443    2,032    1,959    1,857    1,627    1,625    1,425
Total operating
  expenses ...........   5,606    5,750    5,353    5,323    4,653    4,455    4,359    4,036    3,766    3,927    3,679    3,185
Income (loss) from
  operations .........    (205)    (632)    (592)  (2,009)    (118)    (341)    (189)    (214)    (113)     (45)     278      170
Other income
  (expense), net .....    (186)    (148)    (184)    (160)     (96)     617     (150)    (134)    (136)    (140)    (138)    (237)
Income (loss) before
  provision for
  income taxes .......    (390)    (780)    (776)  (2,169)    (214)     276     (339)    (348)    (249)    (185)     140      (67)
Extraordinary gain ...      --       --       --       --             4,144      (45)      --       --       --       --       --
Provision for
  income taxes .......                         1                 1        1       10       (2)       2        1        8       --
Net income ...........    (390)    (780)    (777)  (2,169)    (215)   4,419     (394)    (346)    (251)    (186)     132      (67)

INFLATION

         The Company does not believe its business and operations have been materially affected by inflation.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 established standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting and cumulative effect of change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. In April 2003, the Company issued shares of its newly created Series A 2% Convertible Preferred Stock that have mandatory redemption features if there are certain changes in control. The Company evaluated the equity instrument and determined that the provisions under SFAS No. 150 do not apply.

         In December 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132R ("FAS 132R"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement provides disclosure requirements for defined benefit pension plans and other post-retirement benefit plans. The statement was effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company adopted FAS 132R during the year ended October 31, 2004. The adoption of FAS 132R did not have any impact on the Company's operating results or financial position.

         In December 2003, the FASB published a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), to clarify some of the provisions of the original interpretation, and to exempt certain entities from its requirements. Under the revised guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not impact the Company's operating results or financial position because the Company does not have any variable interest entities.

         In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment in other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be charged to expense as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of FAS 151 will have a significant effect on its financial statements.

         In November 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" ("FAS 153"). The provisions of this statement are effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of FAS 153 will have a significant effect on its financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         NEED TO INCREASE REVENUES AND TO RETURN TO PROFITABILITY; SHAREHOLDERS' DEFICIT

         The Company has incurred net losses (excluding the extraordinary gain in fiscal 2003) for the past several years and at October 31, 2004, its stockholders' deficit was $5.1 million. The Company's long-term viability will depend on its ability to return to profitability on a consistent basis. During the past several years, the Company has significantly reduced its general, administrative and other expenses. Except for anticipated reductions in rental expense commencing in May 2005, the Company does not believe further material reductions in expenses are possible consistent with the Company's plans to support and expand its product lines. Accordingly, the ability of the Company to return to profitability will depend primarily on its ability to increase its revenues. The Company's revenues during the past several years have been adversely affected by increasing competition and the continued sluggishness in the optical frame industry. While the Company has a plan to increase revenues in fiscal 2005, no assurance can be given that this will occur or that the Company will be able to generate materially greater revenues or to return to consistent profitability.

         SUBSTANTIAL DEPENDENCE UPON LAURA ASHLEY, EDDIE BAUER AND NICOLE MILLER LICENSES

         Net sales of Laura Ashley Eyewear, Eddie Bauer Eyewear and Nicole Miller Eyewear accounted for 69.4% and 65.4% of the Company's net sales in fiscal years 2003 and 2004, respectively. While the Company intends to continue reducing its dependence on these lines through the development and promotion of Hummer Eyegear, Dakota Smith Eyewear, bebe eyes and its Signature line, the Company expects these lines to continue to be the Company's leading sources of revenue for the near future. The Laura Ashley license is automatically renewed through January 2008 provided the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. Laura Ashley may also terminate the license agreement if minimum sales requirements are not met in any two years. The Company did not meet the minimum sales requirement for the license years ended January 2003, 2004 and 2005, but Laura Ashley waived noncompliance. The Company markets Eddie Bauer Eyewear through an exclusive license that terminates in December 2005, but may be renewed by the Company at least through 2007 so long as the Company is not in material default and meets certain minimum net sales and royalty requirements. The license agreement for Nicole Miller Eyewear expires in March 2006, and may be renewed by the Company for a three-year term provided it is not in default. Each of these licensors may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

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

         DEPENDENCE UPON SALES TO NATIONAL RETAIL OPTICAL CHAINS

         Net sales to national optical retail chains amounted to 30% and 22% of net sales in fiscal years 2003 and 2004, respectively. These chains have increasingly marketed their own lower cost private label brands and are experiencing industry consolidation. However, two of these chains accounted for approximately 16% of the Company's net sales in fiscal 2004. The continued decline in sales to national retail chains, or the loss of one or more national optical retail chains as a customer, would have a material adverse affect on the Company's business.

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

         LIMITATIONS ON ABILITY TO DISTRIBUTE OTHER BRAND-NAME EYEGLASS FRAMES

         Each of the Company's licenses limits the Company's right to market and sell products with competing brand names. The Laura Ashley license prohibits the Company from selling any range of designer eyewear that is similar to Laura Ashley Eyewear in price and style, market position and market segment. The Eddie Bauer license and the bebe license prohibit the Company from entering into license agreements with companies that Eddie Bauer and bebe, respectively, believe are its direct competitors. The Hart Schaffner & Marx license prohibits the Company from marketing and selling another men's brand of eyeglass frames under a well-known fashion name with a wholesale price in excess of $40. The Company expects that each future license it obtains will contain some limitations on competition within market segments. The Company's growth, therefore, will be limited to capitalizing on its existing licenses in the prescription eyeglass market, introducing eyeglass frames in other segments of the prescription eyeglass market, and manufacturing and distributing products other than prescription eyeglass frames such as sunglasses. In addition, there can be no assurance that disagreements will not arise between the Company and its licensors regarding whether certain brand-name lines would be prohibited by their respective license agreements. Disagreements with licensors could adversely affect sales of the Company's existing eyeglass frames or prevent the Company from introducing new eyewear products in market segments the Company believes are not being served by its existing products.

         PRODUCT RETURNS

         The Company has a product return policy that it believes is standard in the optical industry and is followed by its competitors. Under that policy, the Company must pre-approve all product returns, which it will do only for credit or exchange if the product has not been discontinued. As a general policy the Company does not make cash refunds. The Company's product returns for fiscal years 2003 and 2004 amounted to 21% and 18% of gross sales (sales before returns), respectively. The Company maintains an allowance for product returns that which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on the Company's business, operating results and financial condition.

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

         COMPETITION

         The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., Marchon Eyewear, Inc. and Marcolin S.p.A.. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed far longer, and are significantly larger than the Company's. At the major retail optical chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, as these chains have increasingly designed, manufactured and sold their own lower-priced private label brands. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

         The Company competes in its target markets through the quality of the brand names it licenses, its marketing, merchandising and sales promotion programs, the popularity of its frame designs, the reputation of its styles for quality, its pricing policies and the quality of its sales force. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

         CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

         As of February 28, 2005, the directors and executive officers of the Company owned beneficially approximately 49.3% of the Company's outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

         NO DIVIDENDS ALLOWED

         As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2004, the Company had an accumulated deficit of $20.3 million. As a result, the Company will not be able to pay dividends for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

         POSSIBLE ANTI-TAKEOVER EFFECTS

         The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. The Company issued 1,200,000 shares of Series A Preferred in the recapitalization, and has no present intention to issue any other shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, which may depress the market value of the Common Stock. In addition, each of the Laura Ashley, Hart Schaffner & Marx, Eddie Bauer and bebe licenses allows the licensor to terminate its license upon certain events that under the license are deemed to result in a change in control of the Company unless the change of control is approved by the licensor. The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

         FOREIGN CURRENCY RISKS. During fiscal 2004, at any month-end a maximum of $1.3 million and a minimum of $0.7 million of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese yen and euros. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at October 31, 2004.

         International sales accounted for approximately 11.3% of the Company's net sales in fiscal 2004. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin.

         INTEREST RATE RISK. The Company's credit facilities existing at October 31, 2004 had fixed interest rates. See Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, the Company does not believe it is subject to material interest rate risk.

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

ITEM 8--FINANCIAL STATEMENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Signature Eyewear, Inc.

We have audited the accompanying balance sheet of Signature Eyewear, Inc. as of October 31, 2004, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Eyewear, Inc. as of October 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Grobstein, Horwath & Company LLP
--------------------------------------------
Grobstein, Horwath & Company LLP

Sherman Oaks, California
February 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Signature Eyewear, Inc. and subsidiary
Inglewood, California


We have audited the accompanying consolidated balance sheet of Signature Eyewear, Inc. and subsidiary (collectively, the "Company") as of October 31, 2003 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Singer Lewak Greenbaum & Goldstein LLP
------------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 23, 2004

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                                                                     OCTOBER 31,
================================================================================


                                     ASSETS

                                                             2004           2003
                                                         ------------   ------------
CURRENT ASSETS

     Cash and cash equivalents                           $    522,370   $    413,251
     Certificate of Deposit, restricted                       250,000        250,000
     Accounts receivable - trade, net of allowance for
        doubtful accounts of $228,808 and $503,490          2,652,713      2,281,255
     Inventories, net of reserves of $-0- and $1,506,007    5,334,120      5,955,253
     Promotional products and materials                        40,242          9,425
     Prepaid expenses and other current assets                 90,694         19,293
                                                         ------------   ------------

             Total current assets                           8,890,139      8,928,477

PROPERTY AND EQUIPMENT, net                                   927,875      1,354,362

TOTAL DEPOSITS AND OTHER ASSETS                               130,911        115,055
                                                         ------------   ------------

                TOTAL ASSETS                             $  9,948,925   $ 10,397,894
                                                         ============   ============








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                                                                     OCTOBER 31,
================================================================================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                             2004           2003
                                                         ------------   ------------
CURRENT LIABILITIES
     Accounts payable - trade                            $  5,059,198   $  5,367,576
     Accrued expenses and other current liabilities         2,428,060      1,722,825
     Reserve for customer returns                             302,045        619,460
     Current portion of long-term debt                        772,788        550,748
                                                         ------------   ------------

         Total current liabilities                       $  8,562,091   $  8,260,609

LONG-TERM DEBT, net of current portion                      6,454,257      6,873,535
                                                         ------------   ------------

         Total liabilities                                 15,016,348     15,134,144
                                                         ------------   ------------

SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
             Series A 2% convertible preferred stock,
                $0.001 par value;
             1,360,000 shares authorized
             1,200,000 issued and outstanding                   1,200          1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,226,889 shares and 5,976,889 issued and
             outstanding                                        6,227          5,977
     Additional paid-in capital                            15,275,791     15,236,041
     Accumulated deficit                                  (20,350,641)   (19,979,468)
                                                         ------------   ------------

         Total shareholders' deficit                       (5,067,423)    (4,736,250)
                                                         ------------   ------------

             TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT $  9,948,925   $ 10,397,894
                                                         ============   ============











   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF OPERATIONS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================


                                                    2004            2003            2002
                                                ------------    ------------    ------------
NET SALES                                       $ 23,608,736    $ 25,140,360    $ 34,061,149
COST OF SALES                                      8,761,760       8,498,768      15,468,265
                                                ------------    ------------    ------------

GROSS PROFIT                                      14,846,976      16,641,592      18,592,884
                                                ------------    ------------    ------------

OPERATING EXPENSES
     Selling                                       8,022,947       8,580,404      10,374,802
     General and administrative                    6,105,880       8,437,158      11,220,753
     Depreciation and amortization                   427,782         486,031         435,984
                                                ------------    ------------    ------------
         Total operating expenses                 14,556,609      17,503,593      22,031,539
                                                ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                        290,367        (862,001)     (3,438,655)
                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Sundry income (expense)                         (75,164)        213,097          18,514
     Gain on sale of trademark                            --         469,103              --
     Interest expense                               (575,768)       (445,239)       (696,455)
                                                ------------    ------------    ------------

         Total other income (expense)               (650,932)        236,961        (677,941)
                                                ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND
     EXTRAORDINARY ITEM                             (360,565)       (625,040)     (4,116,596)
PROVISION FOR INCOME TAXES                            10,608          10,492            (987)
                                                ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                      (371,173)       (635,532)     (4,115,609)
EXTRAORDINARY ITEM
     Gain on extinguishment of debt, net                  --       4,098,687              --
                                                ------------    ------------    ------------

NET INCOME (LOSS)                                   (371,173)      3,463,155      (4,115,609)
PREFERRED STOCK DIVIDENDS                                 --          (8,000)             --
                                                ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
     COMMON STOCK SHAREHOLDERS                  $   (371,173)   $  3,455,155    $ (4,115,609)
                                                ============    ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
         Before extraordinary item              $      (0.06)   $      (0.11)   $      (0.75)
         Extraordinary item                               --            0.71              --
                                                ------------    ------------    ------------

             TOTAL BASIC AND DILUTED EARNINGS
                (LOSS) PER SHARE                $      (0.06)   $       0.60    $      (0.75)
                                                ============    ============    ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING         6,102,231       5,752,240       5,488,396
                                                ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                             STATEMENTS OF SHAREHOLDERS' DEFECIT
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================


                              SERIES A 2% CONVERTIBLE
                                  PREFERRED STOCK                COMMON STOCK            ADDITIONAL
                            ---------------------------   ---------------------------     PAID-IN      ACCUMULATED
                               SHARES         AMOUNT         SHARES         AMOUNT        CAPITAL        DEFICIT          TOTAL
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance, October 31, 2001              0              0      5,056,889   $      5,057   $ 14,368,121   $(19,319,014)   $ (4,945,836)
Issuance of common
     stock in satisfaction
     of the purchase price
     adjustment related to
     the GWO Acquisition                                       500,000            500         64,500                         65,000
Net loss                                                                                                 (4,115,609)     (4,115,609)
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balance, October 31, 2002              0              0      5,556,889          5,557     14,432,621    (23,434,623)     (8,996,445)
Issuance of common stock
     as compensation                                           420,000            420          4,620                          5,040
Issuance of preferred stock
     in conjunction with
     Bluebird financing        1,200,000          1,200                                      798,800                        800,000
Preferred stock dividends                                                                                    (8,000)         (8,000)
Net income                                                                                                3,463,155       3,463,155
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balance, October 31, 2003     1,200,000           1,200      5,976,889          5,977     15,236,041    (19,979,468)     (4,736,250)
Issuance of common stock                                       250,000            250         39,750                         40,000
Net loss                                                                                                   (371,173)       (371,173)
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

BALANCE, OCTOBER 31, 2004      1,200,000          1,200      6,226,889   $      6,227   $ 15,275,791   $(20,350,641)   $  5,067,423
                            ============   ============   ============   ============   ============   ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                             STATEMENTS OF SHAREHOLDERS' DEFECIT
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================


                                                           2004            2003            2002
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                  $   (371,173)   $  3,455,155    $ (4,115,609)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
        Stock to be issued as compensation                                    5,040              --
        Depreciation and amortization                       427,782         486,029         435,986
        Provision for bad debts                            (274,682)         52,412         432,224
        Provision for inventory write down                   93,755         159,018       2,066,213
        Gain on extinguishment of debt                                   (4,098,687)
        Gain on sale of trademark                                          (469,103)
        (Increase) decrease in:
           Accounts receivable - trade                      (96,776)        809,282       1,554,287
           Inventories, net of effect of sale of
              Dakota  Smith and USA Optical in 2003         527,378        (599,569)      2,247,449
           Income taxes refundable                                            2,704         107,296
           Promotional products and materials               (30,817)         78,487          76,636
           Prepaid expenses and other current assets        (71,398)         30,569         (40,910)
        Increase (decrease) in:
           Accounts payable - trade                        (308,378)        557,127      (3,256,946)
           Accrued expenses and other
             current liabilities                            705,234         (80,027)       (592,698)
           Reserve for customer returns                    (317,415)     (1,667,474)      2,172,354
                                                       ------------    ------------    ------------

Net cash provided by (used in) operating activities         283,510      (1,279,037)      1,086,282
                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                       (1,297)        (15,306)        (54,988)
    Deposits and other assets                               (15,856)         (2,348)         21,066
    Cash received from sale of trademark                                    600,000
    Cash received from sale of USA Optical                       --              --         500,000
                                                       ------------    ------------    ------------

Net cash provided by (used in) investing activities         (17,153)        582,346         466,078
                                                       ------------    ------------    ------------




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================


                                                           2004            2003            2002
                                                       ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Certificate of Deposit                                       --        (250,000)             --
    Net increase (decrease) in lines of credit                   --      (2,317,134)       (911,224)
    Proceeds from short-term debt                           550,000
    Payments on short-term debt                            (250,000)
    Payments on long-term debt                             (497,238)     (5,000,312)     (1,093,480)
    Borrowings on long-term debt                                 --       6,800,000          86,236
    Proceeds from sale of preferred stock                                   800,000
    Proceeds from sale of common stock                       40,000              --              --
                                                       ------------    ------------    ------------

Net cash provided by (used in) financing activities        (157,238)         32,554      (1,918,468)
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents        109,119        (664,137)       (366,108)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                413,251       1,077,388       1,443,496
                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $    522,370    $    413,251    $  1,077,388
                                                       ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                      $    567,844    $    365,939    $    541,173
                                                       ============    ============    ============

    INCOME TAXES PAID                                  $     10,608    $     77,721    $   (108,283)
                                                       ============    ============    ============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             SIGNATURE EYEWEAR, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2004


NOTE 1.  ORGANIZATION AND LINE OF BUSINESS

GENERAL

         Signature Eyewear, Inc. (the "Company") designs, markets and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.

GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the years ended October 31, 2004 and 2003, the Company had operating income (loss) from operations of $290,367 and $(862,001), respectively. At October 31, 2004, the Company had net working capital of approximately $328,000.

         The Company has a $3,500,000 credit facility with a lender consisting of a $3,000,000 term note payable and a $500,000 revolving line of credit, both expiring in April 2008. These credit facilities are collateralized by eligible accounts receivable and inventories (see Note 4).

         The Company also has a $4,150,000 credit facility with another lender. This facility is collateralized by assets of the Company (see Note 4).

         Subsequent to October 31, 2004, the Company obtained two additional loans (see Note 14).

         During the year ended October 31, 2004, the Company reduced general and administrative expenses by $2.3 million from the prior year primarily by reducing the number of employees. Additionally, the Company improved its credit and collections function and worked with its vendors to extend payment terms wherever possible to improve cash flow. The Company will continue to search for areas in which to further reduce expenses. However, other than an anticipated decrease in rental expense (see Note 14), the Company does not believe further reductions in operating expenses are possible consistent with its plans to grow and support its product lines.

         The Company's business plan for 2005 provides for positive cash generation from operations. The Company believes that at least through fiscal 2005, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, its cash flows from operations and through credit facilities will be sufficient to continue as a going concern. The financial statements do not include any adjustments that might result if the Company were to be unable to continue as a going concern.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         For transactions satisfying the conditions for revenue recognition under Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," and Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48 and SAB No. 104, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. The Company had no deferred revenue at October 31, 2004 and 2003. For the years ended October 31, 2004, 2003 and 2002, the Company had sales returns totaling $5,151,128, $6,683,346 and $9,326,467, respectively.

         EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. The Company adopted EITF 00 - 10 in the fourth quarter of fiscal 2004 and has restated its previously issued annual and quarterly financial information affected by such adoption. The adoption of EITF 00-10 had no effect on net income reported in all current and prior periods. The impact of the adoption of EITF 00-10 was to increase net sales by $673,539, $720,346 and $939,718 for the years ended October 31, 2004, 2003 and 2002, respectively, with a corresponding increase in selling costs. The impact on the quarterly results of operations is presented in
Note 12.

         The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

SHIPPING AND HANDLING COSTS

         Shipping and handling costs associated with inbound freight are recorded in cost of sales and totaled $206,788, $377,647 and $-0- in the years ended October 31, 2004, 2003 and 2002, respectively. Other shipping and handling costs are included in selling, distribution and administrative expenses and totaled $1,369,036, $1,499,511 and $1,844,452 in the years ended October 31,
2004, 2003 and 2002, respectively.

COMPREHENSIVE INCOME

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the years ended October 31, 2004, 2003 and 2002, comprehensive income is not presented in the Company's financial statements since the Company did not have any material translation adjustments or any of the other items of comprehensive income in any period presented.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and highly liquid securities with original maturities of three months or less.

RESTRICTED CASH

         Restricted cash consists of a debenture held as collateral for the HLIC term loan (Note 4). Subsequent to October 31, 2004, a certificate of deposit in a subsidiary of the lender was substituted for the debenture as collateral.

INVENTORY

         Inventory consists of finished goods, which are valued at the lower of cost or market. Cost is computed using the weighted-average cost method.

         The Company regularly and periodically evaluates its inventory to ensure that it is valued at the lower of cost or market based on current market trends, product history, and turnover. During the year ended October 31, 2004, the Company directly applied its lower of cost or market policy to the inventory in the Company's subledger, and as a result there is no inventory reserve as of October 31, 2004. As of October 31, 2004, 2003 and 2002, the Company's inventory reserve was $0, $1,506,007 and $2,799,940, respectively.

PROPERTY AND EQUIPMENT

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

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews the carrying value of other long-lived assets at least annually for evidence of impairment. When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets in relation to the undiscounted future cash flows generated by such assets. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments recorded at market or fair value include cash, interest-bearing cash equivalents, short-term debt. The following methods were used by the Company to estimate the fair value of all financial instruments that are not otherwise carried at fair value on the accompanying balance sheets:

                  CERTIFICATE OF DEPOSIT, RESTRICTED. The fair value of restricted cash is estimated using interest rates it would receive currently for similar types of arrangements.

                  NOTES PAYABLE AND OTHER LONG-TERM DEBT. The fair value of notes payable and other long-term debt is estimated using a model that estimates fair values at market rates.

         The carrying or notional amounts and fair values of the Company's financial instruments at December 31, 2004 and 2003 were as follows:

                                                   2004                                 2003
                                     ----------------------------------   ----------------------------------
                                        CARRYING         FAIR VALUE       CARRYING VALUE      FAIR VALUE
                                          VALUE
                                     ----------------  ----------------   ---------------   ----------------
  FINANCIAL ASSETS:
  Certificate of Deposit, restricted      $250,000         $250,000           $250,000          $250,000

  FINANCIAL LIABILITIES:
  Term note payable - HLIC               2,936,867        2,847,000          3,000,000         2,811,000
  Revolving line of credit - HLIC          500,000          329,000            500,000           292,000
  Term note payable - HLIC                 200,000          185,000                 --                --
  Term note payable - Bluebird           2,900,000        2,794,000          2,900,000         2,692,000
  Note payable - Commercial Bank           536,567          465,000            660,700           609,000

STOCK-BASED COMPENSATION

         The Company accounts for its employee stock plan under the intrinsic value recognition and measurement provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has resulted. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123 (Revised 2004) "Share Based Payments". The Company has disclosed the pro-forma effect of using the fair value based method to account for its stock-based compensation in Note 7.

ADVERTISING EXPENSE

         The Company charges to expense all advertising costs as they are incurred. Advertising expense for the years ended October 31, 2004, 2003 and 2002, was $341,801, $595,541 and $1,072,213, respectively.

INCOME TAXES

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

FOREIGN CURRENCY TRANSLATION

         The Company's Belgium branch's functional currency is the Euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were immaterial for the years ended October 31, 2004, 2003 and 2002.

ESTIMATES

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, certificates of deposit and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions. Cash and cash equivalents deposited usually exceed the Federal Deposit Insurance Corporation's $100,000 insurance limit. With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

MAJOR CUSTOMERS

         The Company had sales to one customer which represented 8%, 11% and 12% of net sales during the years ended October 31, 2004, 2003 and 2002, respectively.

MAJOR VENDORS

         The Company had purchases from two vendors which aggregated 20% and 19% for the year ended October 31, 2004; 16% and 14% for the year ended October 31, 2003; and 8% and 12% for the year ended October 31, 2002, respectively.

RECLASSIFICATIONS

         Certain amounts included in the prior years' financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on reported net income (loss) and are immaterial to the financial statements as a whole.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 established standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting and cumulative effect of change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. In April 2003, the Company issued shares of its newly created Series A 2% Convertible Preferred Stock that have mandatory redemption features if there are certain changes in control. The Company evaluated the equity instrument and determined that the provisions under SFAS No. 150 do not apply.

         In December 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132R ("FAS 132R"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement provides disclosure requirements for defined benefit pension plans and other post-retirement benefit plans. The statement was effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company adopted FAS 132R during the year ended October 31, 2004. The adoption of FAS 132R did not have any impact on the Company's operating results or financial position.

         In December 2003, the FASB published a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), to clarify some of the provisions of the original interpretation, and to exempt certain entities from its requirements. Under the revised guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not impact the Company's operating results or financial position because the Company does not have any variable interest entities.

         In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment in other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be charged to expense as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of FAS 151 will have a significant effect on its financial statements.

         In November 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" ("FAS 153"). The provisions of this statement are effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of FAS 153 will have a significant effect on its financial statements.

NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment at October 31, 2004 and 2003 consisted of the following:

                                                          2004         2003
                                                       ----------   ----------
Computer equipment                                     $1,498,392   $1,497,096
Leasehold improvements                                  1,195,190    1,195,190
Software                                                1,123,340    1,123,340
Office furniture and equipment                            912,756      912,756
Machinery and equipment                                   419,815      429,394
Machinery and equipment held under
  capital lease agreements                                294,609      294,609
                                                       ----------   ----------
                                                        5,444,102    5,452,385

Less accumulated depreciation and amortization          4,516,227    4,098,023
                                                       ----------   ----------
                  TOTAL                                $  927,875   $1,354,362
                                                       ==========   ==========

         Depreciation and amortization expense was $427,782, $486,029 and $435,986 for the years ended October 31, 2004, 2003 and 2002, respectively (including depreciation expense of $-0-, $41,959 and $98,850, respectively, on machinery and equipment held under capital lease agreements).

NOTE 4.  LONG-TERM DEBT

         Long-term debt at October 31, 2004 and 2003 consisted of the following:

                                                                                         2004               2003
                                                                                     ------------       ------------
Term note payable to HLIC in the original amount of $3,000,000, bearing interest at 10% per annum, secured by the assets of the Company, a letter of credit in the amount of $1,250,000 and a $250,000 certificate of deposit issued by HLIC; payments of interest only through March 2004 and thereafter monthly installments of principal  and interest ($39,777)
     with a payment of $2,044,206 in April 2008                                      $  2,936,867       $  3,000,000

Revolving line of credit from HLIC in the amount of $500,000, secured by the collateral securing the HLIC term note, bearing interest at 12%
     per annum on the outstanding balance, due in April 2008                              500,000            500,000

Term note payable to HLIC in the original amount of $200,000, secured by the collateral securing the HLIC term note, bearing interest at 12% per annum
     and due and payable on June 29, 2005                                                 200,000                 --

Term note payable to Bluebird Finance Limited in the original amount of
     $2,900,000, secured by the assets of the Company (subordinated to the
     HLIC credit facility), bearing interest at 5% per annum, and payable
     in quarterly installments of $72,500, commencing in July 2005                      2,900,000          2,900,000

Note payable to a commercial bank in the original  amount of $750,000, secured by certain property and equipment, bearing interest at 4% per annum, payable in 39 monthly installments of $13,812, commencing
     March 31, 2003, with the remaining principal and accrued interest due
     and payable in full on February 28, 2008                                             536,567            660,700

Term note payable to Pearltime Investments in the original amount of $350,000 unsecured, bearing interest at 3% per annum payable in monthly installments
     of $50,000 commencing on April 30, 2004, due on December 29, 2004                    100,000                 --

Note payable to lessor of the Company's principal offices and warehouse in the original amount of $240,000, unsecured, payable in monthly installments of $4,134, including interest at 10% per annum, maturing
     on May 1, 2005                                                                        28,001             72,374

Note payable to lessor of the Company's principal offices and warehouse in the original amount of $89,405, unsecured, payable in monthly installments of $3,757, including interest at 8% per annum, maturing
     on May 1, 2005                                                                        25,610             66,834

Term note in the original amount of $400,000 secured by certain inventory, payable without interest in monthly installments of $30,000 through
     March 2004                                                                                --            190,000

                                                                                         2004               2003
                                                                                     ------------       ------------
Capital lease agreements for machinery and equipment bearing interest at rates ranging from 8.19% to 11.4% per annum, maturing through August
     2004                                                                                      --             34,375
                                                                                     ------------       ------------
                                                                                        7,227,045          7,424,283
Less current portion                                                                      772,788            550,748
                                                                                     ------------       ------------
                  LONG-TERM PORTION                                                  $  6,454,257       $  6,873,535
                                                                                     ============       ============

         Future maturities of long-term debt at October 31, 2004 were as follows:

         YEAR ENDING                  AMOUNTS
         OCTOBER 31,                  MATURING
         -----------                 ----------
            2005                     $  772,788
            2006                        513,303
            2007                        550,957
            2008                      3,038,756
            2009                        175,212
            Thereafter                2,176,029
                                     ----------
                     TOTAL           $7,227,045
                                     ==========

HOME LOAN INVESTMENT COMPANY ("HLIC") CREDIT FACILITY

         In April 2003, the Company obtained a $3,500,000 credit facility from HLIC. The credit facility is secured by all of the assets of the Company and includes a $3,000,000 term loan and a $500,000 revolving line of credit. Additional collateral includes a letter of credit in the amount of $1,250,000 and a $250,000 certificate of deposit issued by a subsidiary of the lender.

         The terms of the credit facility include certain financial and non-financial covenants, which include that the Company must maintain inventories, accounts receivable, and cash of not less than $7,000,000; and that the Company cannot incur any additional debt, engage in any merger or acquisition, or pay any dividends or make any distributions to shareholders other than stock dividends without the consent of HLIC.

         As further consideration for the credit facility, the Company also granted HLIC warrants to purchase 100,000 shares of common stock. The warrants are vested, expire on April 30, 2008, and have an exercise price of $0.67 per share.

BLUEBIRD FINANCE LIMITED ("BLUEBIRD") CREDIT FACILITY

         In April 2003, the Company obtained a credit facility from Bluebird of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the amount of $2,900,000 and a letter of credit in the amount of $1,250,000 issued as a collateral for the HLIC credit facility. This loan is subordinate to the HLIC credit facility. The Company must comply with certain financial and non-financial covenants, which include that without the consent of Bluebird, the Company may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business or enter into any merger or similar reorganization.

NOTE 5.  EXTINGUISHMENT OF DEBT

         In April 2003, the Company entered into various agreements with certain of its creditors and commercial banks, which resulted in the Company recognizing a gain of $4,098,687 on extinguishment of debt, net of expenses of $233,848. This gain has been recorded as an extraordinary item in the financial statements for the year ended October 31, 2003. Income taxes are not allocable to this gain as the Company had net operating losses to offset this gain.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

LEASES

         The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California under an operating lease that expires in May 2005. The lease provides for minimum monthly rental payments of $79,499. The Company is also responsible for the payment of 50.76% of the common area operating expenses, utilities and insurance.

         Effective November 1, 2001, the Company subleased a portion of its warehouse to an unrelated third party for $18,200 in monthly rental payments totaling $218,400 for the year ended October 31, 2004. Accordingly, the Company's net rental expense was reduced by this amount for the year ended October 31, 2004.

         The Company leases a warehouse and office facilities in Belgium under an operating lease that expires in August 2009. The lease provides for minimum monthly rental payments of $3,400. The Company subleases a portion of this facility on a month-to-month basis.

         Future minimum lease payments on these leases as of October 31, 2004 were as follows:

                             YEAR ENDING
                             OCTOBER 31,        LEASE PAYMENTS
                             -----------        --------------
                                 2005           $      597,293
                                 2006                   40,800
                                 2007                   40,800
                                 2008                   40,800
                                 2009                   40,800
                                                --------------
                                TOTAL           $      760,493
                                                ==============

         Total facilities-related rent expense was $735,582, $738,406 and $741,488 for the years ended October 31, 2004, 2003 and 2002, respectively.

         See Note 14 for the terms of a new lease for the Company's principal offices and warehouse in Inglewood, California.

EMPLOYMENT AGREEMENT

         In April 2003, the Company entered into an employment agreement with Michael Prince, the Company's President/Chief Executive Officer/Chief Financial Officer, pursuant to which he receives a salary of $240,000 per year, subject to an annual review.

         Mr. Prince also received 420,000 shares of common stock, which are forfeitable if certain conditions are not met as follows:

         (i) 210,000 shares must be forfeited if the Company has not achieved net income from ordinary operations in at least one fiscal year in the period 2003 to 2006; and

         (ii) 210,000 shares must be forfeited if the Company does not have net income from ordinary operations of at least $250,000 in at least one of the three fiscal years following the fiscal year it achieves net income.

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

CONSULTING AGREEMENTS

         The Company entered into a consulting agreement on June 2, 2000 with a consultant to provide advice and assistance to the Company. Pursuant to the second amendment dated May 31, 2001, the unsecured consulting obligation is payable in varying monthly installments ranging from $3,500 to $20,000 through April 2007. The agreement was amended on May 1, 2004 to suspend consulting services until January 31, 2005. Total minimum payments under this consulting obligation at October 31, 2004 were as follows:

                             YEAR ENDING          CONSULTING
                             OCTOBER 31,           PAYMENTS
                             -----------          ----------
                                2005              $  143,500
                                2006                 265,000
                                2007                 196,333
                                                  ----------
                                TOTAL             $  604,833
                                                  ==========

         Total fees paid for this consulting obligation for the years ended October 31, 2004, 2003 and 2002 amounted to $49,000, $54,000 and $66,000, respectively.

         In April 2003, the Company entered into a three-year consulting agreement with Dartmouth Commerce of Manhattan, Inc. in connection with the Company's recapitalization and the appointment of Richard M. Torre as Chairman of the Board. Mr. Torre owns Dartmouth Commerce. This agreement provides for the payment of annual compensation in the amount of $55,000 per year. Total consulting fees paid under this agreement during the years ended October 31, 2004 and 2003 were $55,000 and $27,500, respectively.

         In April 2003, the Company entered into an eighteen-month consulting agreement with the former Chairman of the Board/Chief Executive Officer for total compensation of $20,000. Total consulting fees paid under this agreement during the years ended October 31, 2004 and 2003 were $13,333 and $6,667, respectively.

LICENSE AGREEMENTS

         The Company has a license agreement with Laura Ashley Limited, which grants the Company certain rights to use the "Laura Ashley" trademarks in connection with the distribution, marketing and sale of eyewear products. The license, as amended, automatically renews annually through 2008, so long as the Company is not in breach of the license and generates the required amount of minimum net sales. The Company did not meet the minimum net sales requirement for the most recent contract year, but Laura Ashley waived non-compliance.

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

         The Company has a license agreement with Kobra International, which grants the Company rights to use the "Nicole Miller" trademark in connection with the distribution, marketing and sale of eyewear products. The license period extends until March 31, 2006 and can be renewed for an additional three-year term provided the Company is in compliance with the license agreement.

         The Company has a license agreement with bebe stores, inc., which grants the Company certain rights to use the "bebe" trademark in connection with the distribution, marketing and sale of bebe prescription eyewear products. The license period extends through June 30, 2006. The Company's license for bebe eyes provides that bebe stores may terminate the license if the Company is insolvent. Because the Company has a shareholders' deficit, it may be deemed to be insolvent, which would permit bebe to terminate the license. As of October 31, 2004, bebe had not notified the Company that it seeks to terminate the license.

         In July 2004 the Company entered into a license agreement with General Motors Corporation, which grants the Company certain rights to use the "Hummer" trademark in connection with the distribution, marketing and sale of eyewear products. The license period extends to December 31, 2007 and can be renewed for an additional two-year term provided the Company is not in breach of the license agreement and has met the minimum royalty requirement.

         Total minimum royalties payable under all of the Company's license agreements at October 31, 2004 were follows:

                             YEAR ENDING           MINIMUM
                             OCTOBER 31,          ROYALTIES
                             -----------          ----------
                                 2005             $2,633,333
                                 2006              1,060,417
                                 2007                620,000
                                 2008                125,000
                                                  ----------
                                 TOTAL            $4,438,750
                                                  ==========

         Total royalty expense charged to operations for the years ended October 31, 2004, 2003 and 2002, were $2,295,371, $2,456,292 and $2,160,725, respectively.

         In addition to the above minimum royalties payable, the Company is required under certain license agreements to advertise and market licensed trademark brands as specified in the respective agreements. The Company was in compliance with these minimum advertising requirements for the years ended October 31, 2004, 2003 and 2002.

SETTLEMENT AGREEMENT AND GENERAL RELEASE WITH CALIFORNIA DESIGN STUDIO, INC. ("CDS")

         In January 2003, the Company entered into a settlement agreement with CDS and the sole shareholder of CDS, settling all remaining obligations between the parties emanating from the Company's purchase of all of the assets of CDS in 1999. This settlement resulted in the Company recording a gain of $526,487 in the statement of operations for the year ended October 31, 2003.

SALE AND LICENSE BACK OF DAKOTA SMITH TRADEMARK AND INVENTORY

         In February 2003, the Company sold all of its rights to its Dakota Smith eyewear trademark for $600,000 and the related inventory for $400,000. Concurrently, the Company entered into a three-year exclusive license agreement, with a two-year renewal option, with the purchaser to use the trademark for eyeglass frames sold and distributed in the United States and certain other countries. The license agreement specifies certain guaranteed minimum royalties per annum. The Company also repurchased the Dakota Smith inventory for a non-interest-bearing note in the amount of $400,000 which has been paid.

LAWSUIT

         The Company is a defendant in two lawsuits. Management does not believe that the outcome of these lawsuits will have a material adverse affect on the financial condition, results of operations or cash flow of the Company.

NOTE 7.  SHAREHOLDERS' DEFICIT

GENERAL

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

DESIGNATION AND ISSUANCE OF SERIES A 2% CONVERTIBLE PREFERRED STOCK

         In April 2003, the Company designated a new series of preferred stock, designated as "Series A 2% Convertible Preferred Stock" (the "Series A Preferred"), authorizing 1,360,000 shares and issuing 1,200,000 shares to Bluebird for $800,000, or $0.6667 per share. The Series A Preferred provides for cumulative dividends at the rate of 2% per annum payable in cash or additional shares of Series A Preferred, and has a liquidation preference equal to $0.67 per share plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred, commencing in April 21, 2005 at the liquidation preference plus accrued and unpaid dividends and a premium of $450,000.

         The Company must redeem the Series A Preferred upon certain changes of control, as defined in the agreement, to the extent the Company has the funds legally available at the same redemption price, unless the change of control occurs before April 21, 2005, in which event the premium is 10% of either the consideration received by the Company's shareholders or the market price, as applicable. The Series A Preferred is convertible into common stock on a share-for-share basis, subject to adjustments for stock splits, stock dividends, and similar events, at any time commencing on May 21, 2005.

         The holders of the Series A Preferred do not have voting rights, except as required by law, provided, however, that at any time two dividend payments are not paid in full, the Board of Directors of the Company will be increased by two and the holders of the Series A Preferred, voting as a single class, will be entitled to elect the additional directors. Bluebird received demand and piggyback registration rights for the shares of common stock into which the Series A Preferred may be converted. At October 31, 2004, the Board of Directors had not declared a dividend on the Series A Preferred and dividends in arrears were approximately $24,000.

STOCK OPTIONS AND RESTRICTED STOCK

         At October 31, 2004, the Company had one stock-based employee compensation plan, the 1997 Stock Plan. The 1997 Stock Plan provides for the issuance from time to time of up to 800,000 shares of common stock to directors, officers, employees and consultants pursuant to awards such as stock options and restricted stock sales. The Board of Directors establishes the terms of the awards, including price, vesting and expiration date. The plan terminates in May 2007. As of October 31, 2004, under the plan, 250,000 shares had been issued, 383,000 shares were subject to outstanding options and 177,000 shares were available for future awards.

         On April 30, 2004, the Company sold to four non-employee directors a total of 250,000 shares for $0.16 per share, which was more than the closing price of the common stock on such date in the over the counter market as reported by Nasdaq. Except for these sales, the Company has issued only stock options under the plan.

         On February 1, 2004, the Company granted to: (i) Richard M. Torre, Chairman of the Board, an option to purchase 100,000 shares for $0.12 per share;
(ii) each of the four non-employee directors (including Richard M. Torre) an option to purchase a 25,000 shares of common stock for shares for $0.16 per share; and (iii) several executive officers options to purchase a total of 62,500 shares for $0.20 per share, of which 37,500 expired subsequent to October 31, 2004 because the Company did not generate net earnings for the year ended October 31, 2004. The closing sales price of the common stock on January 30, 2004 (the last trading day before the grant) was $0.11 per share.

         The following is a summary of stock option activity under the plan for the years ended October 31, 2004, 2003 and 2002:

                                            NUMBER                                  WEIGHT AVG
                                           OF SHARES              RANGE           EXERCISE PRICE
                                        -----------------   -----------------   -----------------
         Outstanding, October 31, 2001       457,500               $4-$10             $8.07
                  Canceled                   (90,200)              $4-$10             $7.92
                                        -----------------   -----------------   -----------------
         Outstanding, October 31, 2002       367,300               $4-$10             $8.10
                  Canceled                  (149,500)              $4-$10             $8.25
                                        -----------------   -----------------   -----------------
         Outstanding, October 31, 2003       217,800               $4-$10             $7.99
                  Granted                    262,500            $.12-$.20             $0.15
                  Canceled                   (97,300)            $.20-$10             $8.56
                                        -----------------   -----------------   -----------------
         Outstanding, October 31, 2004       383,000             $.12-$10             $2.48

         EXERCISABLE, OCTOBER 31, 2004       120,500               $4-$10             $7.54

         The term of options granted in the year ended October 31, 2004 was three years and seven months. Other outstanding options have a term of 10 years. The options typically vest one year from their grant date.

         The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation plan cost is reflected in net income, as all options granted under this plan had an exercise price not less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the year ended October 31, 2004 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                                2004
                                                            -------------
         Loss for the year - as reported                      $(371,173)
         Compensation expense - net of tax                      (17,030)
                                                            -------------

         Loss for the year - pro forma                        $(388,203)
                                                            -------------

         Basic and diluted loss per year - as reported         $ (0.06)
                                                            -------------

         Basic and diluted loss per year - pro forma           $ (0.06)
                                                            -------------

         Compensation expense for the options that were issued prior to fiscal 2004 would have no impact on the pro-forma disclosures as all costs associated with the options would have been incurred as of fiscal 2001.

         The weighted average fair value of stock options granted during the year ended October 31, 2004 was $0.065. The Company used the Black-Scholes option pricing model to estimate the value at each grant date, under the following weighted average assumptions:

                                                       2004
                                                    ----------
                  Risk free interest rate               1.84%
                  Expected dividend yield                 --
                  Expected volatility                 130.00%
                  Expected life (in years)                 2

WARRANTS

         The Company issued to its managing underwriters of its initial public offering in 1997 warrants to purchase 180,000 shares of common stock for $12.00 per share. The warrants expired without being exercised on September 16, 2002.

         In connection with the acquisition of Great Western Optical in 1999, the Company issued warrants to purchase 50,000 shares of its common stock for $7.50 per share. The warrants expired on September 10, 2004.

         In April 2003, the Company issued warrants to purchase 100,000 shares of the Company's common stock for $0.67 per share to HLIC in connection with the HLIC credit facility (see Note 4).

         The following is a summary of warrants outstanding:

                                            NUMBER                                  WEIGHT AVG
                                           OF SHARES              RANGE           EXERCISE PRICE
                                        -----------------   -----------------   -----------------
         Outstanding, October 31, 2001       230,000              $7.50-$12           $11.02
                  Canceled                  (180,000)                $12.00           $12.00
                                        -----------------   -----------------   -----------------
         Outstanding, October 31, 2002        50,000                  $7.50            $7.50
                  Issued                     100,000                  $0.67            $0.67
                                        -----------------   -----------------   -----------------
         Outstanding, October 31, 2003       150,000            $0.67-$7.50            $2.95
                  Canceled                   (50,000)                 $7.50            $7.50
                                        -----------------   -----------------   -----------------
         OUTSTANDING, OCTOBER 31, 2004       100,000                  $0.67            $0.67
                                        =================
         EXERCISABLE, OCTOBER 31, 2004       100,000                  $0.67            $0.67
                                        =================

The weighted average fair value of warrants outstanding during the year ended October 31, 2004 was $0.069. The Company used the Black-Scholes option pricing model to estimate the value at each grant date, under the following weighted average assumptions:
                                                       2004
                                                    ----------
                  Risk-free interest rate               3.01%
                  Expected dividend yield                --
                  Expected volatility                 130.00%
                  Expected life (in years)                 5


NOTE 8.  LOSS PER SHARE

         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         The following potential common shares have been excluded from the computations of diluted (loss) per share for the years ended October 31, 2004, 2003 and 2002 because the effect would have been anti-dilutive:

                                2004           2003           2002
                            ------------   ------------   ------------
         Preferred Shares      1,200,000      1,200,000             --
         Stock Options           383,000        217,800        367,300
         Warrants                100,000        150,000         50,000
                            ------------   ------------   ------------
              TOTAL            1,683,000      1,567,800        417,300
                            ============   ============   ============

NOTE 9.  INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of October 31, 2004 and 2003 consisted of the following:

                                                       2004            2003
                                                   ------------    ------------
         Deferred tax assets
               Allowance for doubtful accounts     $     98,000    $    216,000
               Capitalization of inventory costs        259,000          38,000
               Inventory reserve                             --         645,000
               Sales returns reserve                    129,000          92,000
               Legal accrual                             36,000              --
               Depreciation and amortization of
                  property and equipment              2,133,000       2,221,000
               Net operating loss carry-forward       5,933,000       5,600,000
               Other                                     52,000          72,000
               Valuation allowance                   (8,294,000)     (8,399,000)
                                                   ------------    ------------
                     Total deferred tax assets          346,000         485,000
               Deferred tax liability
                     State taxes                       (346,000)       (485,000)
                                                   ------------    ------------
                           Net deferred taxes      $         --    $         --
                                                   ============    ============

         The Company has established a 100% valuation allowance of the deferred tax asset, based on operating losses in recent years.

         The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended October 31, 2004 and 2003.

                                      2004         2003          2002
                                   ----------   ----------    ----------
         Current
              Federal              $       --   $       --    $   (4,256)
              State                    10,608       10,492         3,269
                                   ----------   ----------    ----------
                                       10,608       10,492          (987)
                                   ----------   ----------    ----------
         Deferred
              Federal                      --           --            --
              State                        --           --            --
                                   ----------   ----------    ----------
                  TOTAL            $   10,608   $   10,492    $     (987)
                                   ==========   ==========    ==========


         A reconciliation of the provision for (benefit from) income taxes and the amount computed by applying the federal statutory rate to loss before benefit for income taxes for the years ended October 31, 2004 and 2003 is as follows:

                                                  2004           2003           2002
                                              ------------   ------------   ------------
         Computed income tax benefit at
           federal statutory rate             $   (122,591)  $  1,182,754   $ (1,399,643)
         Increase (decrease) resulting from
           State income taxes                       41,928        308,920       (149,282)
           Permanent items                           1,320             --          3,877
           Change in valuation allowance            89,951     (1,385,915)     1,516,000
           Other, net                                   --        (95,267)        28,061
                                              ------------   ------------   ------------
                           TOTAL              $     10,608   $     10,492   $       (987)
                                              ============   ============   ============

         As of October 31, 2004, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $16,115,000 and $5,150,000, respectively. The net operating loss carry-forwards expire through 2023. The utilization of net operating loss carry-forwards may be limited due to the ownership change, which may have occurred in April 2003, under the provisions of Internal Revenue Code Section 382 and similar state income tax provisions. During the year ended October 31, 2003, net operating losses were reduced by a non-taxable gain on extinguishment of debt of approximately $4,098,000.

         As of October 31, 2004 and 2003, the Company had available alternative minimum tax credit carry-forwards of approximately $114,000 which may be used indefinitely to reduce federal income taxes until exhausted.


NOTE 10. EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, and may elect to separately contribute up to 100% of their annual bonus, if any, to the plan. The Company may also elect to make discretionary contributions. In January 2005, for the plan's year ended December 31, 2004, the Company used the plan's forfeitures of $10,000 and provided matching contributions of $10,000. For the year ended October 31, 2003, the Company used the plan's forfeitures of $25,112 as matching contributions. The Company did not make any contributions for the year ended October 31, 2002.

NOTE 11. FOREIGN OPERATIONS

         The Company operates a branch in Belgium. The following is a summary of the Company's foreign operations:

                                      2004          2003
                                   ----------    ----------
         Balance Sheet
              Identifiable assets  $1,087,154    $1,329,080

                                      2004          2003          2002
                                   ----------    ----------    ----------
         Statement of Operations
              Net sales            $1,737,621    $1,985,772    $2,046,195
              Net income (loss)    $   43,666    $  187,479    $ (506,083)


         In addition, the Company's United States' operations sold product in foreign countries. During the years ended October 31, 2004, 2003 and 2002, such net sales amounted to $1,471,957, $1,643,788 and $1,291,565, respectively.

NOTE 12. QUARTERLY INFORMATION (UNAUDITED)

         The following tables represent the Company's quarterly data for the years ended October 31, 2004, 2003 and 2002

                                                                      2004
                                  ----------------------------------------------------------------------------
                                     FIRST           SECOND           THIRD
                                    QUARTER         QUARTER          QUARTER         FOURTH
                                    RESTATED        RESTATED        RESTATED         QUARTER         TOTAL
                                  ------------    ------------    ------------    ------------    ------------
Net sales                         $  5,996,168    $  6,096,578    $  6,148,486    $  5,367,504    $ 23,608,736
Gross profit                      $  3,653,761    $  3,881,096    $  3,956,557    $  3,355,562    $ 14,846,976
Net income (loss) available
   to common shareholders         $   (254,545)   $   (185,985)   $    132,734    $    (63,377)   $   (371,173)
Earnings (loss) per share         $      (0.04)   $      (0.03)   $       0.02    $      (0.01)   $      (0.05)


                                                                 2003 - RESTATED
                                  ----------------------------------------------------------------------------
                                     FIRST           SECOND           THIRD          FOURTH
                                    QUARTER         QUARTER          QUARTER         QUARTER          TOTAL
                                  ------------    ------------    ------------    ------------    ------------
Net sales (restated - See
Note 2)                           $  7,446,147    $  5,949,270    $  6,471,621    $  5,273,322    $ 25,140,360
Gross profit                      $  4,535,645    $  4,113,137    $  4,170,896    $  3,821,914    $ 16,641,592
Net income (loss) available
   to common shareholders         $   (213,363)   $  4,418,598    $   (394,083)   $   (355,997)   $  3,455,155
Loss per share                    $      (0.04)   $       0.79    $      (0.07)   $      (0.06)   $       0.62

                                                                 2002 - RESTATED
                                  ----------------------------------------------------------------------------
                                     FIRST           SECOND           THIRD          FOURTH
                                    QUARTER         QUARTER          QUARTER         QUARTER          TOTAL
                                  ------------    ------------    ------------    ------------    ------------
Net sales (restated - See
Note 2)                           $  8,735,661    $  9,054,689    $  8,426,074    $  7,844,725    $ 34,061,149
Gross profit                      $  5,401,248    $  5,117,919    $  4,760,140    $  3,313,577    $ 18,592,884
Net loss available to common
   shareholders                   $   (390,643)   $   (780,291)   $   (777,077)   $ (2,167,598)   $ (4,115,609)
Loss per share                    $      (0.07)   $      (0.14)   $      (0.14)   $      (0.39)   $      (0.74)

         The Company has adjusted the net sales for the freight revenue. The impact of this adjustment was to increase net sales by $673,539,$720,346 and $939,718 for the years ended October 31, 2004, 2003 and 2002. The adjustments have no affect on net income.

NOTE 13. FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of the fiscal year ended October 31, 2003, the Company recorded the following:

         o decreased its inventory reserves by $731,329, which consisted of a $487,278 adjustment to the net realizable value of slow moving inventory items to an estimated closeout value of $3 per frame and $244,051 of adjustment to previously reserved inventory that was sold during the quarter.

         The effects of the adjustments were significant factors for the fourth quarter results.

NOTE 14. SUBSEQUENT EVENTS

         In December 2004, the Company obtained a loan of $350,000 from Eagle Star Finance Limited, bearing interest at a rate of 3% per annum. The loan is payable in five monthly installments of $50,000, and one payment of $100,000 commencing in May 2005, with interest due and payable on November 27, 2005.

         In February 2005, the Company obtained a loan of $406,000 from Home Loan Industrial Bank, a subsidiary of HLIC. The loan bears interest at a rate of 12% per annum and the principal and interest are due and payable in June 2006. The Company used a portion of the proceeds of the loan to pay off existing indebtedness to HLIC in the principal amount of $202,000. The Company expects that the balance of the loan will be used for general corporate purposes.

         In January 2005, the Company executed a term sheet to extend the Company's lease of its primary facility in Inglewood, California. The new lease will take effect in May 2005 upon the expiration of its current lease. The new lease will cover approximately 64,000 square feet, which is a 45,000 square foot reduction from the existing 109,000 square feet (26,000 square feet of the warehouse has been subleased to an unaffiliated third party, which sublease expires concurrent with the expiration of the lease in May 2005). The new lease will run through June 30, 2007 and the Company will have the option to renew the lease for a two-year period. Under the new lease, the Company's monthly rental obligation will be $46,400 through June 2006, increasing to $48,000 for the following 12 months and $51,200 during the renewal term. This will result in an estimated reduction in rental expense of approximately $120,000 for fiscal 2005 and $190,000 in fiscal 2006 compared to rental expense for these facilities in fiscal 2004 (exclusive of savings from reduced common area charges). The Company believes that 64,000 square feet is more than adequate for its existing business and potential growth during the next two years.

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

DURING THE YEAR ENDED OCTOBER 31, 2003, THE COMPANY:

     o recorded compensation expense related to the granting of 420,000 shares of common stock to the Company's Chief Executive Officer as per his employment agreement.

     o excluded the effect of a gain on extinguishment of debt, accounts payable - trade, and accrued expenses and other current liabilities in the amount of $4,098,687 from operations and financing activities.


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

     o entered into an operating lease payoff with the lessor of the warehouse upgrades and computer system for $750,000. This amount was financed by a promissory note (see Note 4.)

                  Independent Auditors' Report on Schedule II


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders
Signature Eyewear, Inc.

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Singer Lewak Greenbaum & Goldstein LLP
-----------------------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 23, 2004



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Signature Eyewear, Inc.

The audit referred to in our report dated February 16, 2005 relating to the financial statements of Signature Eyewear, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statements schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth within.


Grobstein, Horwath & Company LLP

Sherman Oaks, California
February 16, 2005

                                                         SIGNATURE EYEWEAR, INC.
                                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================


                                                       Additions      Additions
                                         Balance,     (Deductions)   (Deductions)     Balance,
                                        Beginning      Charge to        from            End
                                         of Year       Operations      Reserve        of Year
                                       ------------   ------------   ------------   ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
    OCTOBER 31, 2004                   $    503,490   $   (274,682)  $         --   $    228,808
                                       ============   ============   ============   ============

    OCTOBER 31, 2003                   $    543,884   $     52,412   $    (92,806)  $    503,490
                                       ============   ============   ============   ============

    OCTOBER 31, 2002                   $    574,096   $    432,224   $   (462,436)  $    543,884
                                       ============   ============   ============   ============


RESERVES FOR SLOW MOVING INVENTORIES
    OCTOBER 31, 2004                   $  1,506,007   $     94,000   $ (1,600,007)  $         --
                                       ============   ============   ============   ============

    OCTOBER 31, 2003                   $  2,799,940   $    159,018   $ (1,452,951)  $  1,506,007
                                       ============   ============   ============   ============

    OCTOBER 31, 2002                   $  2,450,000   $  2,066,213   $ (1,716,273)  $  2,799,940
                                       ============   ============   ============   ============


VALUATION ALLOWANCE FOR DEFERRED
TAX ASSETS
    OCTOBER 31, 2004                   $  8,399,000   $         --   $  (105,000)  $   8,294,000
                                       ============   ============   ============   ============

    OCTOBER 31, 2003                   $  9,800,000   $         --   $ (1,401,000)  $  8,399,000
                                       ============   ============   ============   ============

    OCTOBER 31, 2002                   $  8,284,000   $  1,516,000   $         --   $  9,800,000
                                       ============   ============   ============   ============


RESERVES FOR CUSTOMER RETURNS
    OCTOBER 31, 2004                   $    619,460   $         --   $   (317,415)  $    302,045
                                       ============   ============   ============   ============

    OCTOBER 31, 2003                   $  2,286,934   $         --   $ (1,667,474)  $    619,460
                                       ============   ============   ============   ============

    OCTOBER 31, 2002                   $    307,500   $  1,979,434   $         --   $  2,286,934
                                       ============   ============   ============   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

ITEM 9A--CONTROLS AND PROCEDURES

         The Company's management, with the participation of Michael Prince, the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company's disclosure controls and procedures reasonably ensure that information required to be disclosed by the Company in this annual report has been made known to them in a timely manner.

         There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B--OTHER INFORMATION

Inapplicable.

                                    PART III

ITEM 10--DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

            The following information is provided regarding the directors of the Company.

                             YEAR FIRST
                             ELECTED OR
                    AGE AT    APPOINTED
       NAME          1/05     DIRECTOR             PRINCIPAL OCCUPATION
--------------------------------------------------------------------------------
Edward Meltzer        69        2003        Mr. Meltzer has been the President
                                            of Elanday Equities, Inc., an
                                            exporter of various products, since
                                            1987.
--------------------------------------------------------------------------------
Drew Miller           46        2003        Mr. Miller has been the President of
                                            Heartland Consulting Group since
                                            1994, and has been the President of
                                            Global Vantage Securities and
                                            Heartland Management Consulting
                                            Group. Mr. Miller is a Certified
                                            Management Accountant, Certified
                                            Mergers and Acquisitions Advisor,
                                            Certified Financial Planner and a
                                            Certified Government Financial
                                            Manager.
--------------------------------------------------------------------------------
Ted Pasternack        62        2003        Mr. Pasternack is a certified public
                                            accountant who for more than the
                                            past five years has been a financial
                                            consultant through Betafam, Inc., a
                                            corporation wholly owned by him, for
                                            the legal profession.
--------------------------------------------------------------------------------
Michael Prince        55        1994        Mr. Prince joined the Company in
                                            1993 and has served as the Chief
                                            Financial Officer and as a Director
                                            of the Company since March 1994, and
                                            as Chief Executive Officer since
                                            April 2003. For more than 14 years
                                            before joining the Company, Mr.
                                            Prince's primary occupation was as a
                                            principal with Prince & Co., a
                                            business consulting firm that he
                                            owned.
--------------------------------------------------------------------------------
Richard M. Torre      59        2003        Mr. Torre has served as Chairman of
                                            the Board since April 2003. For the
                                            past seven years, he has been
                                            Chairman of Dartmouth Associates,
                                            Inc., a merchant and investment bank
                                            with diverse holdings in commercial
                                            banking, fish processing, office
                                            products and technology.
                                            Additionally, in 2001/02, he was
                                            Chairman of Global Vantage
                                            Securities, Inc., a broker-dealer,
                                            and Chairman of its affiliated
                                            investment bank. He is currently
                                            also Chairman of Dauntless Capital
                                            Partners, LLC.; Chairman, The
                                            Hydrogen Fund; Chairman, Dartmouth
                                            Commerce of Manhattan, Inc. and
                                            Vice-Chairman, JLM Foodservices,
                                            Inc.
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding our executive officers of the Company (other than Mr. Prince, whose information is set forth under "Directors")

   NAME              AGE             POSITION                       PRINCIPAL OCCUPATION
-----------------------------------------------------------------------------------------------------
Jill Gardner          37      Vice President of Design         Ms. Gardner joined the Company in
                                                               2003 as Vice President of Design. She
                                                               was appointed to the Management
                                                               Executive Committee of the Company in
                                                               October 2003. From 2000 to 2003, she
                                                               was the Creative Director with
                                                               Eyespace. From 1995 to 2000, Ms.
                                                               Gardner was Director of Product
                                                               Development with the Company.
-----------------------------------------------------------------------------------------------------
Raul Khantzis         51      Vice President of International  Mr. Khantzis joined the Company in 2003
                              Sales                            as Vice President of International
                                                               Sales. He was appointed to the
                                                               Management Executive Committee of the
                                                               Company in October 2003. From 2001 to
                                                               2003, he was Vice President of
                                                               Domestic Distribution with Metzler
                                                               International. During 2001, he was
                                                               Director-International Division of
                                                               Kenmark Optical, and from 2000 to
                                                               2001, he was Vice President-Sales
                                                               with LBI. Mr. Khantzis was Operations
                                                               Director of the Company from 1999 to
                                                               2000.
-----------------------------------------------------------------------------------------------------
Sheptanya Page        41      Director of Human Resources      Ms. Page joined the Company as
                                                               Manager of Human Resources in 1999
                                                               and was promoted to Director of Human
                                                               Resources in 2000. She was appointed
                                                               to the Management Executive Committee
                                                               of the Company in April 2003. From
                                                               1992 to 1999 she was Corporate Human
                                                               Resources Manager for Authentic
                                                               Fitness Corporation.
-----------------------------------------------------------------------------------------------------
Kevin D. Seifert      42      Vice President-Operations        Mr. Seifert joined the Company in
                                                               1998 and has served as Vice President
                                                               of Operations since 1999. He was
                                                               appointed to the Management Executive
                                                               Committee of the Company in April
                                                               2003.
-----------------------------------------------------------------------------------------------------
Marie Welsch          45      Vice President-Corporate         Ms. Welsch joined the Company in 1998
                              Accounts                         and has served as Vice President of
                                                               Corporate Accounts since 2000. She
                                                               was appointed to the Management
                                                               Executive Committee of the Company in
                                                               April 2003.
-----------------------------------------------------------------------------------------------------

AUDIT COMMITTEE

         The Audit Committee was reestablished in May 2003 and is comprised of two directors, Ted Pasternack (Chairman) and Drew Miller. Each of these directors is "independent" under the listing standards of the National Association of Securities Dealers. In addition, the Board of Directors has determined that Mr. Pasternack, a member of the Audit Committee, is an "audit committee financial expert" as that term is defined in Regulation S-K of the Securities and Exchange Commission. The Audit Committee has adopted a charter a copy of which may be obtained by request addressed to the Corporate Secretary, Signature Eyewear, Inc., 498 North Oak Street, Inglewood, California 90302.

CODE OF ETHICS

         The Company has a code of ethics that applies to its directors, officers and employees. The Company will provide without charge a copy of the code of ethics to any person who so requests by a letter addressed to the Corporate Secretary, Signature Eyewear, Inc., 498 North Oak Street, Inglewood, California 90302.

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and 10% shareholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of Common Stock and to provide us with copies of the reports. The Company believes that all of these persons filed all required reports on a timely basis in fiscal 2004 except: (1) Jill Gardner and Raul Khantzis were late in filing their Form 3s; (ii) Richard M. Torre, Edward Meltzer, Drew Miller, Ted Pasternack, Jill Gardner, Raul Khantzis, Sheptanya Page, Kevin D. Seifert and Marie Welsch were late in filing Form 4s reporting options granted on February 1, 2004.

ITEM 11--EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth, as to each person who served as Chief Executive Officer at any time during the last fiscal year, and as to each of the other persons serving as executive officers as of October 31, 2004 whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                                COMPENSATION
                                                                                ------------
                                                                                  NUMBER OF
                                   FISCAL YEAR       ANNUAL COMPENSATION         SECURITIES
                                      ENDED          -------------------         UNDERLYING      ALL OTHER
  NAME AND PRINCIPAL POSITION       OCTOBER 31,      SALARY        BONUS          OPTIONS      COMPENSATION(1)
--------------------------------------------------------------------------------------------------------------
Michael Prince                         2004          $240,000        --              --            $18,462
     Chief Executive Officer and       2003           228,462        --              --             18,000
     Chief Financial Officer(2)        2002           215,500        --              --             25,825
--------------------------------------------------------------------------------------------------------------
Marie Welsch(3)                        2004          $150,000        --            12,500             --
     Vice President-Corporate          2003           150,000        --              --               --
     Accounts
--------------------------------------------------------------------------------------------------------------
Kevin D. Seifert(3)                    2004          $110,835        --            12,500             --
     Vice President-Operations         2003           118,385        --              --               --
--------------------------------------------------------------------------------------------------------------
Raul Khantzis(3) (4)
    Vice President of                  2004          $110,000        --            12,500             --
    International Sales                2003            58,580        --              --               --
--------------------------------------------------------------------------------------------------------------

-----------------------

   (1) Includes Company contribution to 401(k) Plan and cash-out of a portion of unused vacation.
   (2) Mr. Prince was appointed Chief Executive Officer in April 2003.
   (3) Appointed executive officers in fiscal 2003.
   (4) Commenced employment in June 2003.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table presents the number of stock options granted to the Named Executive Officers during the year ended October 31, 2004.

                           OPTIONS GRANTED DURING 2004

                                                                    Potential Realizable
                                                                  Value at Assumed Annual
                                                                    Rates of Stock Price
                                                                      Appreciation for
                                                                        Option Term
                                 Percent of
                                    Total
                                   Options
                     Number of    Granted to
                     Securities   Employees
                     Underlying       in     Exercise
                      Options       Fiscal    Price   Expiration
   Name              Granted(#)      Year     ($/Sh)     Date         5%         10%
Michael Prince            0          --          --         --         --         --

Marie Welsch         12,500 (1)        20%   $   0.20   9/1/2007   $  1,375   $  1,925

Kevin D. Seifert     12,500 (1)        20%   $   0.20   9/1/2007   $  1,375   $  1,925

Raul Khantzis        12,500 (1)        20%   $   0.20   9/1/2007   $  1,375   $  1,925

(1) The options vest on January 1, 2005; provided that options to purchase 7,500 shares vest if and only if the Company generates net income during the year ended October 31, 2005 and the optionee is employed by the Company on December 31, 2005.

STOCK OPTIONS HELD AT FISCAL YEAR END

         The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at October 31, 2004 and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the Pink Sheets over-the-counter electronic trading system under the symbol "SEYE" as of October 31, 2004 ($0.27 per share). No Named Executive Officer exercised any stock options during fiscal 2004.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                          NUMBER OF SECURITIES
                         UNDERLYING UNEXECUTED             VALUE OF UNEXERCISED
                               OPTIONS AT                  IN-THE-MONEY OPTIONS
                            OCTOBER 31, 2004                AT OCTOBER 31, 2004
                      ---------------------------------------------------------------
NAME                  EXERCISABLE     UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
                      ---------------------------------------------------------------
Michael Prince           44,000                0        $        0        $        0
------------------------------------------------------------------------------------
Marie Welsch              9,300           12,500                 0        $      875
------------------------------------------------------------------------------------
Kevin D. Seifert          9,500           12,500                 0        $      875
------------------------------------------------------------------------------------
Raul Khantzis                 0           12,500              --          $      875
------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENT

         Michael Prince has entered into an employment agreement with the Company. Mr. Prince's employment agreement was revised and restated when he was appointed Chief Executive Officer in April 2003. Under the revised employment agreement, he receives salary of $240,000 per year, subject to annual review for increase. He also received 420,000 shares of Common Stock, of which he must forfeit 210,000 shares if the Company has not achieved positive net income from ordinary operations in at least one fiscal year in the period 2003 to 2006, and must forfeit an additional 210,000 shares if the Company does not have net income from ordinary operations of at least $250,000 in at least one of the three fiscal years following the fiscal year it achieves positive net income. If prior to March 31, 2008 Mr. Prince's employment is terminated without cause or he terminates his employment for "good reason": (i) he will be entitled to a lump sum payment of all salary to which he would have been entitled under the employment agreement from the date of termination through March 31, 2008; and
(ii) any of the 420,000 shares which have not vested will vest and be free of the risk of forfeiture.

STOCK PLAN

         The Company adopted the Signature Eyewear, Inc. 1997 Stock Plan (the "Stock Plan ") in 1997. The purpose of the Stock Plan is to attract, retain and motivate certain key employees of the Company and its subsidiaries by giving them incentives that are linked directly to increases in the value of the Company's Common Stock. Each executive officer, other employee, non-employee director or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the Stock Plan. A maximum of 800,000 shares of Common Stock may be issued pursuant to awards granted under the Stock Plan, subject to certain adjustments to prevent dilution. No person may receive awards representing more than 25% of the number of shares of Common Stock covered by the Stock Plan (200,000 shares). Any shares of Common Stock subject to an award that for any reason expires or terminates unexercised are again available for issuance under the Stock Plan. The Stock Plan terminates in 2007.

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

COMPENSATION OF DIRECTORS

         Commencing May 2003, the Board of Directors of the Company adopted a director compensation policy in which each outside director other than Richard
M. Torre receives a monthly fee of $750 and $500 per meeting attended, and the Chairman of each Board Committee receives a quarterly fee of $250. Mr. Torre does not receive director's fees as a result of the consulting arrangement between the Company and Dartmouth Commerce of Manhattan, Inc., a corporation owned by Mr. Torre. In fiscal 2004, we paid $40,000 of directors' fees to our outside directors. The Company may also from time to time grant options or sell stock to our directors under our 1997 Stock Plan. In fiscal 2004, under the 1997 Stock Plan: (1) the Company sold to four non-employee directors a total of 250,000 shares for $0.16 per share; (2) granted to Richard M. Torre, Chairman of the Board, an option to purchase 100,000 shares for $0.12 per share; and (3) granted to each of the four non-employee directors (including Richard M. Torre) an option to purchase 25,000 shares of common stock for $0.16 per share. The market price of the common stock in the over-the-counter market as reported by Nasdaq on the date of each sale/grant was less than the sale/exercise price of the stock/option.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table provides information as of February 28, 2005 regarding the Common Stock and Series A Convertible 2% Preferred Stock ("Series A Preferred") owned by: (i) each person we know to beneficially own more than 5% of the outstanding Common Stock or Series A Preferred; (ii) each of the Company's directors; (iii) each of the Named Executive Officers and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, to the Company's knowledge each person identified in the table has sole voting and investment power with respect to the shares shown as beneficially owned.

                                                                               NUMBER OF
                                           NUMBER OF SHARES OF                 SHARES OF
    NAME AND ADDRESS OF                       COMMON STOCK          PERCENT      SERIES       PERCENT OF
    BENEFICIAL OWNER(1)                     BENEFICIALLY OWNED      OF CLASS  A PREFERRED        CLASS
-----------------------------------------------------------------------------------------------------
Edward Meltzer                                   87,500(2)           1.4           --            --
-----------------------------------------------------------------------------------------------------
Drew Miller                                      87,500(2)           1.4           --            --
-----------------------------------------------------------------------------------------------------
Ted Pasternack                                   94,900(2)           1.5           --            --
-----------------------------------------------------------------------------------------------------
Michael Prince                                1,039,278(3)          16.6           --            --
-----------------------------------------------------------------------------------------------------
Richard M. Torre                              1,787,500(4)          28.1           --            --
-----------------------------------------------------------------------------------------------------
Kevin D. Seifert                                 50,344(5)           0.8           --            --
-----------------------------------------------------------------------------------------------------
Marie Welsch                                     46,700(6)           0.7           --            --
-----------------------------------------------------------------------------------------------------
Raul Khantzis                                    12,500(7)           0.2           --            --
-----------------------------------------------------------------------------------------------------
Bluebird Finance Limited                           --               --        1,200,000           100
Box 957, Road Town, Tortola
British Virgin Islands
-----------------------------------------------------------------------------------------------------
Craig N. Springer                               700,000(8)          11.7           --            --
145 North Fourth Street
Grand Junction, CO 81502
-----------------------------------------------------------------------------------------------------
All directors and executive                   3,233,822(9)          49.3           --            --
officers as a group (10 persons)
-----------------------------------------------------------------------------------------------------

-----------------------
(1) The business address of each director and executive officer (each person identified in the table other than Bluebird Finance Limited) is c/o Signature Eyewear, Inc., 498 North Oak Street, Inglewood, CA 90302.

(2)  Includes 25,000 shares which may be acquired upon exercise of options.

(3)  Includes 44,000 shares which may be acquired upon exercise of options.

(4)  Includes 125,000 shares which may be acquired upon exercise of options.

(5)  Includes 22,000 shares which may be acquired upon exercise of options.

(6)  Includes 21,800 shares which may be acquired on exercise of options.

(7)  Includes shares which may be acquired upon exercise of options.

(8) Includes (i) 550,000 shares owned by Springer Capital Corporation, a corporation owned by Mr. Springer; (ii) 50,000 shares issuable upon exercise of warrants owned by Springer Capital Corporation; and (iii) 100,000 shares issuable upon exercise of warrants owned by Home Loan Investment Company; Mr. Springer shares voting and investment power with respect to these shares by virtue of being a director, officer and shareholder of that corporation.

(9) Includes 327,300 shares which may be acquired upon exercise of options as described in footnotes (2) through (7).

EQUITY COMPENSATION PLANS

         The following table sets forth certain information regarding the Company's equity compensation plans as of October 31, 2004.

-------------------------------------------------------------------------------------------------------
                           (a)                        (b)                     (c)
-------------------------------------------------------------------------------------------------------
Plan category              Number of securities to    Weighted-average        Number of securities
                           be issued upon exercise    exercise price of       remaining available for
                           of outstanding options,    outstanding options,    future issuance under
                           warrants and rights        warrants and rights     equity compensation
                                                                              plans (excluding
                                                                              securities reflected in
                                                                              column (a))
-------------------------------------------------------------------------------------------------------
Equity compensation                 383,000                 $2.48                  177,000
plans approved by
security holders
-------------------------------------------------------------------------------------------------------
Equity compensation                    --                     --                      --
plans not approved by
security holders
-------------------------------------------------------------------------------------------------------
Total                               383,000                 $2.48                  177,000
-------------------------------------------------------------------------------------------------------

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 2003, the Company entered into a three-year consulting agreement with Dartmouth Commerce of Manhattan, Inc. in connection with the Company's recapitalization and the appointment of Richard M. Torre as Chairman of the Board. Mr. Torre owns Dartmouth Commerce. This agreement provides for the payment of annual compensation in the amount of $55,000 per year.

ITEM 14--PRINCIPAL ACCOUNTING FEES AND SERVICES

         Singer, Lewak, Greenbaum & Goldstein, LLP ("SLGG") audited the Company's financial statements for fiscal 2003. SLGG resigned as the Company's auditors on July 26, 2004. For fiscal 2003, the fees billed for professional services by SLGG were as follows: Audit Fees--$79,000; Audit-Related Fees--$0; Tax Fees--$30,000; and All Other Fees--$9,000. For fiscal 2004, the fees billed for professional services by SLGG were as follows: Audit Fees--27,000 (relating to reviews of the Company's Quarterly Report on Form 10-Q for the quarters ended January 31, 2004 and April 30, 2004. [OTHER?]

         Grobstein, Horwath & Company, LLP ("GHC") audited the Company's financial statements for fiscal 2004. For fiscal 2004, the fees billed for professional services by GHC were as follows: Audit Fees--$22,000 (including review of the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2004); Audit-Related Fees--$0; Tax Fees--$0; and All Other Fees--$0.

         The policy of the Audit Committee is that it must approve in advance all services (audit and non-audit) to be rendered by the Company's independent auditors. The Audit Committee approved in advance the engagements of SLGG and GHC for their services in fiscal 2003 and 2004.

                                    PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Documents Filed as Part of Report:

       1.   Financial Statements:

            Independent Auditor's Report

            Consolidated Balance Sheets at October 31, 2003 and 2004

            Consolidated Statements of Operations for the years ended October 31, 2002, 2003 and 2004

            Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 2002, 2003 and 2004

            Consolidated Statements of Cash Flows for the years ended October 31, 2002, 2003 and 2004

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

                                       SIGNATURE EYEWEAR, INC.
                                       By:  /s/ MICHAEL PRINCE
                                          --------------------------------------
                                          Michael Prince
                                          Chief Executive Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                 Title                                    Date
            ---------                                 -----                                    ----
                                        Chief Executive Officer, Chief Financial
/s/ Michael Prince                      Officer and Director (Principal Financial          March 14, 2005
-----------------------------------     and Accounting Officer)
          Michael Prince

/s/ Edward Meltzer                      Director                                           March 14, 2005
-----------------------------------
          Edward Meltzer

/s/ Drew Miller                         Director                                           March 14, 2005
-----------------------------------
           Drew Miller

/s/ Ted Pasternack                      Director                                           March 14, 2005
-----------------------------------
          Ted Pasternack

/s/ Richard M. Torre                    Chairman of the Board                              March 14, 2005
-----------------------------------
         Richard M. Torre

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

10.2 Form of Signature's Stock Option Agreement (Non-Statutory Stock Option). Incorporated by reference to Exhibit 10.2 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended. Form of Stock Purchase Agreement used for sales to Directors in April 2004.

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

10.6 Lease Agreement, dated March 23, 1995, between Signature and Roxbury Property Management, Guaranty of Lease, dated March 23, 1995, between Julie Heldman and Bernard L. Weiss and Roxbury Property Management; First Amendment to Lease, dated May 5, 1998, between Roxbury Property Management and Signature; Second Amendment to Lease, dated June 3, 1998; and Third Amendment to Lease, dated March 2000. Incorporated by reference to Exhibit 10.6 to Signature's Form S-1 (SEC Registration No. 333-30017), Exhibit 10.17 to Signature's Annual Report on Form 10-K for the year ended October 31, 1999 and
            Exhibit 10.6 to Signature's Annual Report on Form 10-K for the year ended October 31, 2000. Term Sheet dated January 21, 2005 for new lease.

10.8 Employment Agreement dated April 23, 2003 between Signature and Michael Prince. Incorporated by reference to Exhibit 10.8 of Signature's Annual Report on Form 10-K for the year ended October 31, 2002.

10.9        License Agreement, dated June 24, 1997, between Eddie Bauer, Inc.
            and Signature; First Addendum to License Agreement dated March 26, 1999; Second Addendum to License Agreement dated July 30, 2002; and Acknowledge of Assignment dated as of January 1, 2003. Incorporated by reference to Exhibit 10.15 to Signature's Form S-1 (SEC Registration No. 333-30017), Exhibit 10.2 to Signature's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999 and Exhibit
            10.11 of Signature's Annual Report on Form 10-K for the year ended October 31, 2002 [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment]

10.10 Agreement dated April 21, 2003: US $4,150,000 Credit Facility for Signature provided by Bluebird Finance Limited; Security Agreement dated April 21, 2003 between Signature as Debtor and Bluebird Finance Limited as Secured Party.(1)

10.11 Stock Purchase Agreement dated April 21, 2003 between Bluebird Finance Limited and Signature.(1)

10.12 Loan and Security Agreement, dated April 21, 2003, between Signature and Home Loan and Investment Company; Revolving Credit Promissory Note, dated April 21, 2003, in the principal amount of $500,000; Promissory Note, dated April 21, 2003, in the principal amount of $3,000,000.(1);

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

10.17 Promissory Note dated March __, 2003 made by Signature in favor of Wells Fargo Equipment Finance, Inc. and US Bancorp Oliver-Allen Technology Leasing in the principal amount of $750,000 and Security Agreement dated March 26, 2003.

10.18 Loan Agreement dated December 11, 2003, between Signature and Pearltime Investments Limited; and Promissory Note, dated December 11, 2003, in the principal amount of $350,000.

23.1        Consent of Grobstein, Horwath & Company, LLP

23.2        Consent of Singer Lewak Greenbaum & Goldstein LLP

31.1        Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1        Certification Pursuant to 18 U.S.C. ss. 1350

--------------------
(1) Incorporated by reference from Form 8-K dated April 28, 2003.