Form 10-Q
period 2005-01-31
SIGNATURE EYEWEAR INC
filed 2005-03-23
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended January 31, 2005

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,226,889 shares issued and outstanding as of March 15, 2005.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q






PART I     FINANCIAL INFORMATION                                            PAGE
                                                                            ----
Item 1     Financial Statements

           Balance Sheets ..................................................  3

           Statements of Operations ........................................  5

           Statements of Cash Flows ........................................  6

           Notes to the Financial Statements ...............................  8


Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................. 11


Item 3     Quantitative and Qualitative Disclosures about Market Risk ...... 13


Item 4     Controls and Procedures ......................................... 14



PART II    OTHER INFORMATION

Item 6     Exhibits ........................................................ 14

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                               OCTOBER 31, 2004 AND JANUARY 31, 2005 (UNAUDITED)
================================================================================


                                     ASSETS

                                                            JANUARY 31,      OCTOBER 31,
                                                               2005             2004
                                                           ------------     ------------
CURRENT ASSETS

     Cash and cash equivalents                             $    428,165     $    522,370
     Certificate of Deposit, restricted                         250,000          250,000
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $230,846 and $228,808           3,153,640        2,652,713
     Inventories, net of reserves                             5,488,487        5,334,120
     Promotional products and materials                          47,760           40,242
     Prepaid expenses and other current assets                  123,772           90,694
                                                           ------------     ------------

             Total current assets                             9,491,824        8,890,139

PROPERTY AND EQUIPMENT, net                                     902,282          927,875

TOTAL DEPOSITS AND OTHER ASSETS                                 131,784          130,911
                                                           ------------     ------------

                TOTAL ASSETS                               $ 10,525,890     $  9,948,925
                                                           ============     ============











   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                               OCTOBER 31, 2004 AND JANUARY 31, 2005 (UNAUDITED)
================================================================================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                            JANUARY 31,      OCTOBER 31,
                                                               2005             2004
                                                           ------------     ------------
Current liabilities
     Accounts payable - trade                              $  5,241,925     $  5,059,198
     Accrued expenses and other current liabilities           2,535,118        2,428,060
     Reserve for customer returns                               302,045          302,045
     Current portion of long-term debt                        1,043,972          772,788
                                                           ------------     ------------

             Total current liabilities                        9,123,060        8,562,091

LONG-TERM DEBT, net of current portion                        6,329,341        6,454,257
                                                           ------------     ------------

             Total liabilities                               15,452,401       15,016,348
                                                           ------------     ------------


SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
        5,000,000 shares authorized
             Series A 2% convertible preferred stock,
             $0.001 par value;
        1,360,000 shares authorized
        1,200,000 issued and outstanding                          1,200            1,200
     Common stock, $0.001 par value
        30,000,000 shares authorized
         6,226,889 shares and 6,226,889 issued
             and outstanding                                      6,227            6,227
     Additional paid-in capital                              15,275,791       15,275,791
     Accumulated deficit                                    (20,209,729)     (20,350,641)
                                                           ------------     ------------

             Total shareholders' deficit                     (4,926,511)      (5,067,423)
                                                           ------------     ------------

             TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $ 10,525,890     $  9,948,925
                                                           ============     ============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)
================================================================================

                                                        2005            2004
                                                    ------------    ------------
NET SALES                                           $  5,844,918    $  5,996,169
COST OF SALES                                          2,070,120       2,342,407
                                                    ------------    ------------

GROSS PROFIT                                           3,774,798       3,653,762
                                                    ------------    ------------

OPERATING EXPENSES
     Selling                                           1,844,029       1,909,661
     General and administrative                        1,562,692       1,752,496
     Depreciation and amortization                        91,148         104,341
                                                    ------------    ------------
         Total operating expenses                      3,497,869       3,766,498
                                                    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                            276,929        (112,736)
                                                    ------------    ------------

OTHER INCOME (EXPENSE)
     Sundry income (expense)                                  --           6,726
     Interest expense                                   (135,217)       (142,653)
                                                    ------------    ------------

         Total other income (expense)                   (135,217)       (135,927)
                                                    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          141,712        (248,663)
PROVISION FOR INCOME TAXES                                   800           1,882
                                                    ------------    ------------

NET INCOME (LOSS)                                        140,912        (250,545)
PREFERRED STOCK DIVIDENDS                                     --          (4,000)
                                                    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCK
     SHAREHOLDERS                                   $    140,912    $   (254,545)
                                                    ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
         Before extraordinary item                  $       0.02    $      (0.04)
         Extraordinary item                                   --              --
                                                    ------------    ------------

             TOTAL BASIC AND DILUTED EARNINGS
                (LOSS) PER SHARE                    $       0.02    $      (0.04)
                                                    ============    ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING             6,226,889       5,976,889
                                                    ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)
================================================================================

                                                                2005            2004
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                       $    140,912    $   (254,545)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                             91,148         104,341
        Provision for bad debts                                    2,039         (72,577)
        Change in reserve for slow moving inventories                 --          22,520
        (Increase) decrease in:
           Accounts receivable - trade                          (502,966)       (748,301)
           Inventories                                          (154,367)        (44,607)
           Promotional products and materials                     (7,518)          9,425
           Prepaid expenses and other current assets             (40,956)          2,537
        Increase (decrease) in:
           Accounts payable - trade                              182,727         349,142
           Accrued expenses and other current liabilities        107,058         127,823
           Reserve for customer returns                               --          16,240
                                                            ------------    ------------

Net cash provided by (used in) operating activities             (181,923)       (488,002)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                           (57,677)
    Deposits and other assets                                       (873)         (2,122)
                                                            ------------    ------------

Net cash provided by (used in) investing activities              (58,550)         (2,122)
                                                            ------------    ------------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)
================================================================================

                                                                2005            2004
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term debt                                350,000
    Payments on short-term debt                                 (100,000)
    Payments on long-term debt                                  (103,732)        353,544
                                                            ------------    ------------

Net cash provided by (used in) financing activities              146,268         353,544
                                                            ------------    ------------

Net decrease in cash and cash equivalents                        (94,205)       (136,580)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   522,370         663,251
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    428,165    $    526,671
                                                            ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                           $    135,217    $    104,282
                                                            ============    ============

    INCOME TAXES PAID                                       $        800    $         --
                                                            ============    ============








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND LINE OF BUSINESS

         Signature Eyewear, Inc. (the "Company") designs, markets and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. The results of operations for the three months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ended October 31, 2005.

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

Income (Loss) per Share
-----------------------

         The Company calculates income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any dilutive shares for the three months ended January 31, 2005 and 2004.

         The following potential common shares have been excluded from the computations of diluted income (loss) per share for the three months ended January 31, 2005 and 2004 because the effect would have been anti-dilutive:

                                           2005               2004
                                     ---------------     ---------------
         Stock options                    383,000            346,700
         Warrants                         100,000             50,000
                                     ---------------     ---------------
            TOTAL                         483,000            396,700
                                     ===============     ===============

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


NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment at the dates indicated consisted of the following:

                                                    JANUARY 31,    OCTOBER 31,
                                                       2005           2004
                                                   ------------   ------------
Office furniture and equipment                     $    912,756   $    912,756
Computer equipment                                    1,565,992      1,498,392
Software                                              1,123,340      1,123,340
Machinery and equipment                                 417,771        419,815
Machinery and equipment held under capital
  lease agreements                                      294,609        294,609
Leasehold improvements                                1,195,190      1,195,190
                                                   ------------   ------------
                                                      5,509,658      5,444,102

Less accumulated depreciation and amortization        4,607,376      4,516,227
                                                   ------------   ------------
                  TOTAL                            $    902,282   $    927,875
                                                   ============   ============

         Depreciation and amortization expense was $91,148 and $104,341 for the three months ended January 31, 2005 and 2004, respectively (including depreciation and amortization expense of $-0- and $5,930 respectively, on machinery and equipment held under capital leases).

NOTE 4.  LONG-TERM DEBT.

Long-term debt at the dates indicated consisted of the following:

                                                                                      JANUARY 31,       OCTOBER 31,
                                                                                         2005              2004
                                                                                     ------------      ------------
Term note payable to Home Loan Investment Corporation ("HLIC") in the original amount of $3,000,000, bearing interest at 10% per annum, secured by the assets of the Company, a letter of credit in the amount of $1,250,000 and a $250,000 Certificate of Deposit issued by
     HLIC; payments of interest only through March 2004 and thereafter monthly installments of principal and interest ($39,777) with a
     payment of $2,044,206 in April 2008                                             $  2,890,574      $  2,936,867

Revolving line of credit from HLIC in the amount of $500,000, secured by the collateral securing the HLIC term note, bearing interest at 12%
     per annum on the outstanding balance, due in April 2008                              500,000           500,000

Term note payable to HLIC in the original amount of $200,000, secured by the collateral securing the HLIC term note, bearing interest at 12%
     per annum and due and payable on June 29, 2005                                       200,000           200,000

Term note payable to Bluebird Finance Limited in the original amount of
     $2,900,000, secured by the assets of the Company (subordinated to the
     HLIC credit facility), bearing interest at 5% per annum, and payable
     in quarterly installments of $72,500, commencing in July 2005                      2,900,000         2,900,000

Note payable to a commercial bank in the original amount of $750,000, secured by certain property and equipment, bearing interest at 4% per annum, payable in 39 monthly installments of $13,812, commencing
     March 31, 2003, with the remaining principal and accrued interest due
     and payable in full on February 28, 2008                                             501,760           536,567

Term note payable to Eagle Star Finance in the original amount of $350,000 unsecured, bearing interest at 3% per annum payable in monthly installments of $50,000 commencing in May, 2005, with the remaining
     principal and interest due on November 27, 2005                                      350,000                --

Note payable to lessor of the Company's principal offices and warehouse in the original amount of $240,000, unsecured, payable in monthly installments of $4,134, including interest at 10% per annum, maturing
     on May 1, 2005                                                                        16,199            28,001

Note payable to lessor of the Company's principal offices and warehouse in the original amount of $89,405, unsecured, payable in monthly installments of $3,757, including interest at 8% per annum, maturing
     on May 1, 2005                                                                        14,780            25,610

Term note payable to Pearltime Investments Limited in the original amount of $350,000, unsecured, bearing interest at 3% per annum payable in monthly installments of $50,000 commencing on April 30, 2004 and due
     on December 29, 2004                                                                      --           100,000
                                                                                     ------------      ------------
                                                                                        7,373,313         7,227,045
Less current portion                                                                    1,043,972           772,788
                                                                                     ------------      ------------
                  LONG-TERM PORTION                                                  $  6,329,341      $  6,454,257
                                                                                     ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis, which should be read in connection with the Company's Consolidated Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" in the Company's most recent Annual Report on Form 10-K, as well as those discussed elsewhere in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

         The following discussion and analysis should be read in connection with the Company's Consolidated Financial Statements and related notes and other financial information included elsewhere in this Form 10-Q.

OVERVIEW

         The Company derives revenues through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, Eddie Bauer Eyewear, bebe eyes, Nicole Miller Eyewear, Hart Schaffner & Marx Eyewear and Dakota Smith Eyewear, and under its proprietary Signature brand.

         The Company's cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to the Company's specifications. The complete development cycle for a new frame design typically takes approximately eight to twelve months from the initial design concept to the release. Generally, reorders require 75 to 150 days.

         The Company reported net income of $141,000 in the quarter ended January 31, 2005 (the "2005 Quarter") compared to a net loss of $255,000 in the quarter ended January 31, 2004 (the "2004 Quarter"). This improvement in net income was due primarily to higher gross margin (64.6% compared to 60.9%) and a continued reduction in selling, general and administrative expenses. Net sales declined by 2.5%. Product returns as a percentage of gross sales continued to decline, from 18% in fiscal 2004 to 14% in the 2005 Quarter.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                               THREE MONTHS ENDED            JANUARY 31,
                                                     --------------------------
                                                         2005          2004
                                                     ------------   -----------
Net sales..........................................        100.0%        100.0%
Cost of sales......................................         35.4          39.1
                                                     ------------   -----------
Gross profit.......................................         64.6          60.9
                                                     ------------   -----------
Operating expenses:
    Selling........................................         31.6          31.9
    General and administrative.....................         26.7          29.2
    Depreciation and amortization..................          1.6           1.7
                                                     ------------   -----------
         Total operating expenses..................         59.9          62.8
                                                     ------------   -----------
 Income (loss) from operations.....................          4.7         (1.9)
                                                     ------------   -----------
 Other income (expense), net.......................        (2.3)         (2.3)
                                                     ------------   -----------
 Income (loss) before provision for income taxes...          2.4         (4.1)
                                                     ------------   -----------
 Provision (benefit) for income taxes..............          0.0           0.0
                                                     ------------   -----------
 Income (Loss).....................................          2.4%        (4.2)%
                                                     ============   ===========

         NET SALES. Net sales decreased by 2.5% or $151,000 from 2004 Quarter the 2005 Quarter. The following table shows certain information regarding net sales for the periods indicated:
                                    THREE MONTHS ENDED JANUARY 31,
                                  ----------------------------------
      Dollars in thousands              2005               2004          CHANGE
                                  ---------------    ---------------    -------
      Laura Ashley Eyewear.....   $ 1,384    23.7%   $ 1,534    25.7%    (9.8)%
      bebe eyes................     1,258    21.5        895    14.9      40.6%
      Eddie Bauer Eyewear......     1,072    18.3      1,454    24.2    (26.3)%
      Nicole Miller Eyewear....     1,006    17.2        954    15.9       5.5%
      Other (1)................     1,125    19.3      1,159    19.3     (2.9)%
                                  ------- -------    ------- -------
      Total....................   $ 5,845   100.0%   $ 5,996   100.0%    (2.5)%
                                  ======= =======    ======= =======
      --------------
      (1) Includes freight billed to customers.

         Net sales were lower in the 2005 Quarter than the 2004 Quarter Net sales due primarily to increasing competition, consolidation of national retail optical chains and continued sluggishness in the optical frame market. Sales of the Eddie Bauer Eyewear continued to decline, as the bankruptcy of the Eddie Bauer group of companies is believed to have adversely affected customers' perception of the brand. International sales decreased $176,000, primarily of Laura Ashley Eyewear. Decreases in sales of Eddie Bauer Eyewear have been offset by increases in sales of bebe eyewear and Nicole Miller Eyewear. Direct sales to independent optical retailers increased while sales to national retail optical chains declined.

         Commencing with the year ended October 31, 2004, the Company includes freight billed to customers in net sales. Net sales for the 2004 Quarter have been revised from previously reported amounts due to reflect this change based on EITF 00-10 "Accounting for Shipping and Handling Costs."

         Net sales reflect gross sales less a reserve for product returns established by the Company based on products that the Company is aware will be returned as of that date. The Company's reserve was $302,045 at January 31, 2005. The Company had a $0.2 million decrease in product returns in the 2005 Quarter compared to the 2004 Quarter, due primarily to a decrease in product returns as a percentage of gross sales, from 18% in fiscal 2004 to 14% in the 2005 Quarter. The Company believes this decrease in product return rate was due principally to better sell-through due to improved frame styles and tougher return policies implemented by the Company.

         The Company also maintains an allowance for product returns. Changes in the allowance in any period will have a corresponding impact on net sales during the period. The Company's allowance for product returns did not change in the 2005 Quarter.

         GROSS PROFIT AND GROSS MARGIN. Gross profit increased $0.1 million or 3.3% from the 2004 Quarter to the 2005 Quarter. The gross margin was 64.6% in the 2005 Quarter compared to 60.9% in the 2004 Quarter. The gross profit and gross margin increased because of a change in the mix of products sold to higher margin frames, to fewer close out sales and to price increases on selected frame styles.

         SELLING EXPENSES. Selling expenses decreased $0.1 million or 3.4% from the 2004 Quarter to the 2005 Quarter due primarily to a $0.1 million decrease in promotion expense.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.2 million or 10.8% from the 2004 Quarter to the 2004 Quarter due to decreases of $0.1 million in salary expenses and $0.1 million in audit and consulting expense.

         In March 2005 the Company entered into a new lease for its principal offices in Inglewood, California that commences upon termination of its existing lease May 2005. The new lease expires June 30, 2007, and the Company has the option to renew the lease for a two-years. The new lease covers 64,000 square feet at the facility, compared to 109,000 square feet under the existing lease. The Company estimates the new lease will result in a reduction in rental expense of approximately $100,000 in fiscal 2005 and $190,000 in fiscal 2006 compared to rental expense for these offices in fiscal 2004 (exclusive of savings from reduced common area charges).

         OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense.

         PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's net loss carryforwards, the Company had no income tax expense other than minimum state franchise taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's accounts receivable (net of allowance for doubtful accounts) increased from $2.7 million at October 31, 2004 to $3.2 million at January 31, 2005 due to higher net sales for the quarter ended January 31, 2005 as compared to the quarter ended October 31, 2004.

         The Company's inventories (net of reserve) increased to $5.5 million at January 31, 2005 from $5.3 million at October 31, 2004 due to increased purchases to supply anticipated sales demand for the second quarter and to offset potential disruption of deliveries from Chinese frame manufacturers during the Chinese New Year in February.

         In December 2004 the Company obtained an unsecured term loan in the amount of $350,000 from Eagle Star Finance. The loan bears interest at the rate of 3% per annum, is payable in five monthly installments of $50,000 commencing May 2005 with the balance of $100,000 plus interest due and payable on November 27, 2005.

         In addition to the this loan, the Company's long-term debt at January 31, 2005 included principally: (i) $3,400,000 under another two credit facilities with HLIC; (ii) $2,900,000 under a credit facility with Bluebird Finance Limited; and (iii) $500,000 under a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment. At January 31, 2005, the Company has fully utilized its borrowing capacity under its existing credit facilities.

         In February 2005, the Company borrowed $406,000 from Home Loan Industrial Bank ("HLIB"), a subsidiary of HLIC. The loan is secured by all the assets of the Company, bears interest at a rate of 12% per year and is due and payable in June 2006. The Company used a portion of the proceeds of the loan from HLIB to pay off existing indebtedness to Home Loan and Investment Company, the parent of HLIB, in the principal amount of $202,000.

         Of the Company's accounts payable at January 31, 2005, $0.6 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at January 31, 2005.

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

         FOREIGN CURRENCY RISKS. At any month-end during the quarter ended January 31, 2005, a maximum of $1.0 million were payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition.

To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at January 31, 2005.

         International sales accounted for approximately 10% of the Company's net sales in the three months ended January 31, 2005. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company generally pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

         INTEREST RATE RISK. The Company's credit facilities existing at January 31, 2005 had fixed interest rates. Accordingly, the Company does not believe it is subject to material interest rate risk.

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

ITEM 6.  EXHIBITS.

         See Exhibit Index Attached

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 22, 2005                       SIGNATURE EYEWEAR, INC.


                                           By: /s/ Michael Prince
                                               --------------------------------
                                               Michael Prince
                                               Chief Executive Officer
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number     Exhibit Description
------     -------------------

10.1 Loan Agreement dated December 15, 2004 with Eagle Star Finance Limited and related Promissory Note dated December 15, 2004 in the amount of $350,000.

31.1       Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1       Certification Pursuant to 18 U.S.C. ss. 1350