Form 10-Q
period 2005-04-30
SIGNATURE EYEWEAR INC
filed 2005-06-10
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended April 30, 2005


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

                                 Yes [X]   No [_]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,301,889 shares issued and outstanding as of May 31, 2005.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE
PART I     FINANCIAL INFORMATION                                            ----

Item 1     Financial Statements ..........................................    3

           Balance Sheets ................................................    3

           Statements of Income ..........................................    5

           Statements of Cash Flows ......................................    6

           Notes to the Financial Statements .............................    8

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................   11

Item 3     Quantitative and Qualitative Disclosures about Market Risk ....   15

Item 4     Controls and Procedures .......................................   15


PART II    OTHER INFORMATION

Item 6     Exhibits ......................................................   16

PART I.
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
================================================================================



                                     ASSETS

                                                                APRIL 30,      OCTOBER 31,
                                                                  2005            2004
                                                               (unaudited)
                                                              ------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                $    299,303    $    522,370
     Certificate of Deposit, restricted                            250,000         250,000
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $144,923 and $228,808              3,953,781       2,652,713
     Inventories                                                 5,437,005       5,334,120
     Promotional products and materials                             59,635          40,242
     Prepaid expenses and other current assets                     128,923          90,694
                                                              ------------    ------------

             Total current assets                               10,128,647       8,890,139


PROPERTY AND EQUIPMENT, NET                                        816,572         927,875
DEPOSITS AND OTHER ASSETS                                          131,478         130,911
                                                              ------------    ------------

                TOTAL ASSETS                                  $ 11,076,697    $  9,948,925
                                                              ============    ============









   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
================================================================================



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                APRIL 30,      OCTOBER 31,
                                                                  2005            2004
                                                               (unaudited)
                                                              ------------    ------------
CURRENT LIABILITIES
     Accounts payable - trade                                 $  5,428,143    $  5,059,198
     Accrued expenses and other current liabilities              2,438,468       2,428,060
     Reserve for customer returns                                  302,045         302,045
     Current portion of long-term debt                             880,096         772,788
                                                              ------------    ------------

             Total current liabilities                           9,048,752       8,562,091

LONG-TERM DEBT, NET OF CURRENT PORTION                           6,606,083       6,454,257
                                                              ------------    ------------

             Total liabilities                                  15,654,835      15,016,348
                                                              ------------    ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
             Series A 2% convertible preferred stock
         1,360,000 shares authorized
         1,200,000 issued and outstanding                            1,200           1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,301,889 issued and outstanding                            6,302           6,227
     Additional paid-in capital                                 15,287,716      15,275,791
     Accumulated deficit                                       (19,873,356)    (20,350,641)
                                                              ------------    ------------

             Total shareholders' deficit                        (4,578,138)     (5,067,423)
                                                              ------------    ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $ 11,076,697    $  9,948,925
                                                              ============    ============









   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                                STATEMENTS OF INCOME (UNAUDITED)
================================================================================



                                      FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                               APRIL 30,                       APRIL 30,
                                     ----------------------------    ----------------------------
                                         2005            2004            2005            2004
                                     ------------    ------------    ------------    ------------
NET SALES                            $  6,946,265    $  6,096,578    $ 12,791,183    $ 12,092,746

COST OF SALES                           2,341,324       2,215,482       4,411,444       4,557,889
                                     ------------    ------------    ------------    ------------

GROSS PROFIT                            4,604,941       3,881,096       8,379,739       7,534,857
                                     ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Selling                            2,399,245       2,299,095       4,243,274       4,208,755
     General and administrative         1,648,708       1,522,940       3,211,400       3,275,436
     Depreciation and amortization         91,782         104,341         182,930         208,682
                                     ------------    ------------    ------------    ------------

Total operating expenses                4,139,735       3,926,376       7,637,604       7,692,873
                                     ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS             465,206         (45,280)        742,135        (158,016)
                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Sundry income                         22,223          (3,474)         22,223           3,252
     Interest expense                    (143,920)       (136,363)       (279,137)       (279,016)
                                     ------------    ------------    ------------    ------------

Total other (expense)                    (121,697)       (139,837)       (256,914)       (275,764)
                                     ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION
     FOR INCOME TAXES                     343,509        (185,117)        485,221        (433,780)
PROVISION FOR INCOME TAXES                  7,140             868           7,940           2,750
                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
     COMMON STOCK SHAREHOLDERS       $    336,369    $   (185,985)   $    477,281    $   (436,530)
                                     ============    ============    ============    ============

BASIC AND DILUTED EARNINGS
    PER SHARE
TOTAL BASIC AND DILUTED
    EARNINGS PER SHARE               $       0.05    $      (0.03)   $       0.08    $      (0.07)
                                     ============    ============    ============    ============

WEIGHTED-AVERAGE COMMON
     SHARES OUTSTANDING                 6,247,956       5,976,889       6,237,248       5,976,889
                                     ============    ============    ============    ============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                            STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================



                                                                     2005            2004
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                           $    477,285    $   (436,530)
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities
            Depreciation and amortization                             182,930         208,682
            Provision for bad debts                                   (83,762)       (206,525)
            Provision for inventory write-down                                       (100,203)
            (Increase) decrease in
                Accounts receivable - trade                        (1,217,306)       (225,352)
                Inventories                                          (102,885)        261,724
                Promotional products and materials                    (19,393)          9,425
                Prepaid expenses and other current assets             (38,229)        (31,873)
                Deposits and other assets                                (567)        (16,014)
            Increase (decrease) in
                Accounts payable - trade                              368,945         471,454
                Accrued expenses and other current liabilities         10,408         241,457
                Reserve for customer returns                               --        (297,593)
                                                                 ------------    ------------

Net cash used in operating activities                                (422,574)       (121,348)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                               (71,627)          3,622
                                                                 ------------    ------------

Net cash used in investing activities                                 (71,627)          3,622
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term debt                                    350,000              --
     Payments on short-term debt                                     (350,000)
     Borrowing on long-term debt                                      406,000         178,585
     Payments on long-term debt                                      (146,866)             --
     Issuance of common stock                                          12,000          40,000
                                                                 ------------    ------------

Net cash provided by financing activities                             271,134         218,585
                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents             $   (223,067)   $    100,859

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        522,370         663,251
                                                                 ------------    ------------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         SIGNATURE EYEWEAR, INC.
                                            STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================



                                                                     2005            2004
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    299,303    $    764,110
                                                                 ============    ============

Supplemental disclosures of cash flow information

     INTEREST PAID                                               $    279,137    $    279,016
                                                                 ============    ============

     INCOME TAXES PAID                                           $      7,940    $      2,750
                                                                 ============    ============
























   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. The results of operations for the six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended October 31, 2005.

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

Income (Loss) per Share
-----------------------

     The Company calculates income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic income (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company did not have any dilutive shares for the three or six months ended April 30, 2005 and 2004.

     The following potential common shares have been excluded from the computations of diluted income (loss) per share for the three and six months ended April 30, 2005 and 2004 because the effect would have been anti-dilutive:

                                        2005          2004
                                     ---------     ---------
                 Stock options         295,500       384,500
                 Warrants              100,000       150,000
                                     ---------     ---------
                    TOTAL              395,500       534,500
                                     =========     =========

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

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at the dates indicated consisted of the following:

                                                        APRIL 30,    OCTOBER 31,
                                                          2005          2004
                                                       ----------    ----------

     Office furniture and equipment                    $  912,756    $  912,756
     Computer equipment                                 1,569,130     1,498,392
     Software                                           1,127,804     1,123,340
     Machinery and equipment                              416,240       419,815
     Machinery and equipment held under capital
      lease agreements                                    294,609       294,609
     Leasehold improvements                             1,195,190     1,195,190
                                                       ----------    ----------
                                                        5,515,729     5,444,102

     Less accumulated depreciation and amortization     4,699,157     4,516,227
                                                       ----------    ----------
                             TOTAL                     $  816,572    $  927,875
                                                       ==========    ==========

     Depreciation and amortization expense was $182,930 and $208,682 for the six months ended April 30, 2005 and 2004, respectively and $91,782 and $104,341 for the three months ended April 30, 2005 and 2004, respectively (including depreciation and amortization expense of $-0- and $13,990 for the six months ended April 30, 2005 and 2004, respectively, on machinery and equipment held under capital leases).

NOTE 4. SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt at the dates indicated consisted of the following:

                                                                                         APRIL 30, 2005     OCTOBER 31, 2004
                                                                                         --------------     ----------------
Term note payable to Home Loan Investment Corporation ("HLIC") in the original amount of $3,000,000, bearing interest at 10% per annum, secured by the assets of the Company, a letter of credit in the amount of $1,250,000 and a
     $250,000 certificate of deposit issued by HLIC; payments of interest only through March 2004 and thereafter monthly installments of principal and
     interest ($39,777) with a payment of $2,044,206 in April 2008                         $2,844,192          $2,936,867

Revolving line of credit from HLIC in the amount of $500,000, secured by the collateral securing the HLIC term note, bearing interest at 12% per annum
     on the outstanding balance, due in April 2008                                            500,000             500,000

Term note payable to Home Loan Industrial Bank ("HLIB") in the original amount of $406,000, secured by the collateral securing the HLIC term note, bearing
     interest at 12% per annum and due and payable on June 6, 2006                            406,000                 --

Term note payable to Bluebird Finance Limited in the original amount of
     $2,900,000, secured by the assets of the Company (subordinated to the HLIC credit facility), bearing interest at 5% per annum, and payable in
     quarterly installments of $72,500, commencing in July 2005                             2,900,000           2,900,000

Note payable to a commercial bank in the original amount of $750,000, secured by certain property and equipment, bearing interest at 4% per annum, payable in 39 monthly installments of $13,812, commencing March 31, 2003, with the remaining principal and accrued interest due and payable in full on
     February 28, 2008                                                                        478,155             536,567

Term note payable to Eagle Star Finance in the original amount of $350,000, unsecured, bearing interest at 3% per annum payable in monthly installments of $50,000 commencing in May, 2005, with the remaining principal and
     interest due on November 27, 2005                                                        350,000                 --

Note payable to lessor of the Company's principal offices and warehouse in the original amount of $240,000, unsecured, payable in monthly installments of
     $4,134, including interest at 10% per annum, maturing on May 1, 2005                       4,100              28,001

Note payable to lessor of the Company's principal offices and warehouse in the original amount of $89,405, unsecured, payable in monthly installments of
     $3,757, including interest at 8% per annum, maturing on May 1, 2005                        3,732              25,610

Term note payable to HLIC in the original amount of $200,000, secured by the collateral securing the HLIC term note, bearing interest at 12% per annum and due and payable on June 29, 2005. Refinanced in February 2005 with term
     note payable to HLIB in amount of $406,000.                                                  --              200,000

                                                                                         APRIL 30, 2005     OCTOBER 31, 2004
                                                                                         --------------     ----------------
Term note payable to Pearltime Investments Limited in the original amount of
     $350,000, unsecured, bearing interest at 3% per annum payable in monthly installments of $50,000 commencing on April 30, 2004 and due on December
     29, 2004                                                                                     --              100,000

                                                                                           ----------          ----------
                                                                                            7,486,179           7,227,045
Less current portion                                                                          880,096             772,788
                                                                                           ----------          ----------
                        LONG-TERM PORTION                                                  $6,606,083          $6,454,257
                                                                                           ==========          ==========


NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its three months ending October 31, 2005. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123, and it expects that the adoption of SFAS 123R will have not have a material effect on its financial statements.

     In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that the exchange of nonmonetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. The Company believes the adoption of this pronouncement will not have a material effect on its financial statements.

NOTE 6. EXERCISE OF STOCK OPTIONS

     In April 2005, three directors of the Company exercised options to purchase an aggregate of 75,000 shares under the Company's 1997 Stock Plan. The exercise price was $0.16 per share, or an aggregate exercise price of $12,000.


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

OVERVIEW

     The Company derives revenues through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, Eddie Bauer Eyewear, bebe eyes, Nicole Miller Eyewear, Hart Schaffner & Marx Eyewear, Hummer Eyegear and Dakota Smith Eyewear, and under its proprietary Signature brand. The Company's cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to the Company's specifications.

     The Company reported net income of $336,000 and $477,000 for the three and six months ended April 30, 2005 (the "2005 Quarter" and the "2005 Six Months," respectively) compared to net losses of $186,000 and $437,000 for the three and six months ended April 30, 2004 (the "2004 Quarter" and "2004 Six Months," respectively). This improvement in net income was due primarily to an increase in net sales, higher gross margin and declines in product returns as a percentage of gross sales.

RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                APRIL 30,                APRIL 30,
                                                           ------------------       ------------------
                                                            2005        2004         2005        2004
                                                           ------      ------       ------      ------
     Net sales .....................................        100.0%      100.0%       100.0%      100.0%
     Cost of sales .................................         33.7        36.3         34.5        37.7
                                                           ------      ------       ------      ------
     Gross profit ..................................         66.3        63.7         65.5        62.3
                                                           ------      ------       ------      ------
     Operating expenses:
         Selling ...................................         34.5        37.7         33.2        34.8
         General and administrative ................         23.7        25.0         25.1        27.1
         Depreciation and amortization .............          1.3         1.7          1.4         1.7
                                                           ------      ------       ------      ------
                 Total operating expenses ..........         59.6        64.4         59.7        63.6
                                                           ------      ------       ------      ------
     Income (loss) from operations .................          6.7        (0.7)         5.8        (1.3)
                                                           ------      ------       ------      ------
     Other expense, net ............................         (1.8)       (2.3)        (2.0)       (2.3)
                                                           ------      ------       ------      ------
     Income (loss) before provision for income taxes          4.9        (3.0)         3.8        (3.6)
                                                           ------      ------       ------      ------
     Provision (benefit) for income taxes ..........          0.1         0.0          0.1         0.0
                                                           ------      ------       ------      ------
     Net income (loss) .............................          4.8%       (3.0)%        3.7%       (3.6)%
                                                           ======      ======       ======      ======

     NET SALES. Net sales increased by 13.9% or $850,000 from 2004 Quarter to the 2005 Quarter and by 5.8% or $698,000 from the 2004 Six Months to the 2005 Six Months. The following table contains information regarding net sales for the periods indicated:

                                 THREE MONTHS ENDED APRIL 30,                       SIX MONTHS ENDED APRIL 30,
                             -----------------------------------               -----------------------------------
Dollars in thousands               2005               2004          CHANGE           2005               2004          CHANGE
                             ----------------   ----------------    ------     ----------------   ----------------   --------
Laura Ashley Eyewear......   $ 1,604    23.1%   $ 1,367    22.4%     17.3%     $ 2,988    23.4%   $ 2,901    24.0%      3.0%
bebe eyes.................     1,547    22.3      1,062    17.4      45.7%       2,805    21.9      1,957    16.2      43.3%
Nicole Miller Eyewear.....     1,345    19.4      1,467    24.1     (8.3)%       2,351    18.4      2,421    20.0     (2.9)%
Eddie Bauer Eyewear.......     1,188    17.1      1,111    18.2       6.9%       2,260    17.7      2,565    21.2    (11.9)%
Other (1).................     1,262    18.1      1,090    17.9      15.8%       2,387    18.6      2,249    18.6       6.1%

                             -------  -------   -------  -------               -------  -------   -------  -------
Total.....................   $ 6,946   100.0%   $ 6,097   100.0%     13.9%     $12,791   100.0%   $12,093   100.0%      5.8%
                             =======  =======   =======  =======               =======  =======   =======  =======

-------------------
(1) Includes primarily sales of frames from other product lines and all freight billed to customers.

     Net sales were higher in the 2005 periods due primarily the Company's increased penetration of the direct sales market. Sales of Laura Ashley Eyewear and bebe eyes have continued to increase. Net sales in the 2005 Quarter were also positively affected by the introduction of Hummer Eyegear, which began shipping in late March 2005. While net sales of Eddie Bauer Eyewear increased $77,000 from the 2004 Quarter to the 2005 Quarter, they decreased $305,000 for the six months. The bankruptcy of the Eddie Bauer group of companies is believed to have adversely affected customers' perception of the brand. International sales decreased $92,000 in the 2005 Quarter. Direct sales to independent optical retailers and sales to national optical retail chains each increased in the 2005 Quarter and 2005 Six Months.

     Commencing with the year ended October 31, 2004, the Company includes freight billed to customers in net sales based on EITF 00-10 "Accounting for Shipping and Handling Costs." Net sales for the 2004 periods have been revised from previously reported amounts to reflect this change

     Net sales reflect gross sales less a reserve for product returns established by the Company based on products that the Company is aware will be returned as of that date. The Company's reserve was $801,169 at April 30, 2005. The Company had a $0.2 million decrease in product returns in the 2005 Quarter compared to the 2004 Quarter. Product returns decreased from 19% of net sales in the 2004 Quarter to 14% of net sales in the 2005 Quarter. The Company believes this decrease in product returns was due principally to better sell-through due to improved frame styles and more rigid return policies implemented by the Company.

     The Company also maintains an allowance for product returns. Changes in the allowance in any period will have a corresponding impact on net sales during the period. The Company's allowance for product returns did not change in the 2005 Quarter.

     GROSS PROFIT AND GROSS MARGIN. Gross profit increased $0.7 million or 18.7% from the 2004 Quarter to the 2005 Quarter and $0.8 million or 11.2% from the 2004 Six Months to the 2005 Six Months. The gross margin was 66.3% and 65.5% in the 2005 Quarter and 2005 Six Months compared to 63.7% and 62.3% in the 2004 Quarter and 2004 Six Months. The gross margin increased because of sales of higher margin frames, fewer close out sales and price increases on selected frame styles.

     SELLING EXPENSES. Selling expenses increased $0.1 million or 4.3% from the 2004 Quarter to the 2005 Quarter due primarily to a $0.1 million increase in sales commissions, $0.1 million increase in royalties, $0.1 million increase in freight expense offset by a $0.2 million decrease in advertising expense. Selling expenses increased $35,000 or 0.1% from the 2004 Six Months to the 2005 Six Months due primarily to a $0.3 million increase in sales commissions and salaries and $0.1 million increase in freight expense, while advertising and promotion expenses decreased $0.3 million.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.1 million or 8.3% from the 2004 Quarter to the 2005 Quarter. The principal difference between quarters was that in the 2005 Quarter the Company reduced its bad debt reserve by $0.2 million (compared to a small increase in the reserve in the 2004 period) and its salary expenses were $0.1 million lower. General and administrative expenses decreased $64,000 or 2.0% from the 2004 Six Months to the 2005 Six Months. The principal difference in the 2005 six month periods was the $0.2 million reduction in bad debt reserve in the 2005 Six Months and a decrease of $0.2 million in salary expenses in the 2005 Six Months.

     In March 2005 the Company entered into a new lease for its principal offices and warehouse in Inglewood, California that commenced upon termination of its existing lease May 2005. The new lease expires June 30, 2007, and the Company has the option to renew the lease for two-years. The new lease covers 64,000 square feet of the facility, compared to 109,000 square feet under the existing lease. The Company estimates the new lease will result in a reduction in rental expense of approximately $100,000 in fiscal 2005 and $190,000 in fiscal 2006 compared to rental expense for these offices in fiscal 2004 (exclusive of savings from reduced common area charges).

     OTHER (EXPENSE), NET. Other expenses included primarily interest expense.

     PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's net loss carry-forward, the Company had no income tax expense other than franchise taxes in various states. The Company has a 100% valuation allowance of the deferred tax asset, based on operating losses in recent years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable (net of allowance for doubtful accounts) increased from $2.7 million at October 31, 2004 to $4.0 million at April 30, 2005 due primarily to higher net sales for the quarter ended April 30, 2005 as compared to the quarter ended October 31, 2004. In addition, the allowance for doubtful accounts decreased $0.1 million from October 31, 2004 to April 30, 2005, due primarily to collection of reserved accounts and write-offs of certain accounts.

     The Company's inventories increased $0.1 million to $.5.4 million at April 30, 2005 from $5.3 million at October 31, 2004, due primarily to the launch of Hummer Eyegear.

     In February 2005, the Company borrowed $406,000 from Home Loan Industrial Bank ("HLIB"). The loan is secured by all the assets of the Company, bears interest at a rate of 12% per annum and is due and payable in June 2006. The Company used a portion of the proceeds of the loan from HLIB to pay off existing indebtedness to Home Loan and Investment Company, the parent of HLIB, in the principal amount of $202,000.

     In addition to this loan, the Company's long-term debt at April 30, 2005 included principally: (i) $3,344,000 under another two credit facilities with HLIC; (ii) $2,900,000 under a credit facility with Bluebird Finance Limited; and
(iii) $478,000 under a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment. The Company also has an unsecured short-term loan in the amount of $350,000 from Eagle Star Finance that requires payments of $50,000 per month commencing May 2005 with the final installment due in November 2005. At April 30, 2005, the Company had fully utilized its borrowing capacity under its existing credit facilities. See Note 4 of Notes to Financial Statements.

     Of the Company's accounts payable at April 30, 2005, $0.6 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at April 30, 2005.

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

     FOREIGN CURRENCY RISKS. At any month-end during the quarter ended April 30, 2005, a maximum of $0.6 million were payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at April 30, 2005.

     International sales accounted for approximately 11% of the Company's net sales in the three months ended April 30, 2005. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company generally pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

     INTEREST RATE RISK. The Company's credit facilities existing at April 30, 2005 had fixed interest rates. Accordingly, the Company does not believe it is subject to material interest rate risk.

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


ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

     As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were effective as of that date.

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

Date: June 10, 2005                            SIGNATURE EYEWEAR, INC.


                                              By: /s/ Michael Prince
                                                  -------------------------
                                                  Michael Prince
                                                  Chief Executive Officer
                                                  Chief Financial Officer

                                  EXHIBIT INDEX
Exhibit
Number     Exhibit Description
------     -------------------

10.1 Lease Agreement, dated March 7, 2005, between Signature Eyewear, Inc. and Roxbury Property Management

10.2 Business Loan Agreement dated February 4, 2005 with Home Loan Investment Bank and related Commercial Promissory Note and Commercial Security Agreement

31.1       Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1       Certification Pursuant to 18 U.S.C. ss. 1350