Form 10-Q
period 2005-07-31
SIGNATURE EYEWEAR INC
filed 2005-09-21
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended July 31, 2005

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

                         Yes  [X]             No  [_]


            State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,301,889 shares issued and outstanding as of August 31, 2005.

================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I             FINANCIAL INFORMATION                                       3

Item 1             Financial Statements                                        3

                   Balance Sheets                                              3

                   Statements of Operations                                    5

                   Statements of Cash Flows                                    6

                   Notes to the Financial Statements                           7

Item 2             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     11

Item 3             Quantitative and Qualitative Disclosures about Market
                      Risk                                                    14

Item 4             Controls and Procedures                                    15

PART II            OTHER INFORMATION                                          15

Item 6             Exhibits                                                   15

PART I.
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                  October 31, 2004 and July 31, 2005 (unaudited)
================================================================================



                                     ASSETS

                                                           July 31,      October 31,
                                                             2005           2004
                                                         ------------   ------------
                                                          (unaudited)
CURRENT ASSETS

     Cash and cash equivalents                           $    601,840   $    522,370
     Certificate of Deposit, restricted                       250,000        250,000
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $143,004 and $228,808         3,233,231      2,652,713
     Inventories                                            5,491,449      5,334,120
     Promotional products and materials                        72,814         40,242
     Prepaid expenses and other current assets                146,495         90,694
     Deferred income taxes (current)                           68,000             --
                                                         ------------   ------------

             Total current assets                           9,863,829      8,890,139


PROPERTY AND EQUIPMENT, NET                                   731,833        927,875
DEPOSITS AND OTHER ASSETS                                     129,641        130,911
DEFERRED INCOME TAXES (NON-CURRENT)                            85,000             --
                                                         ------------   ------------

                TOTAL ASSETS                             $ 10,810,303   $  9,948,925
                                                         ============   ============






   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                  October 31, 2004 and July 31, 2005 (unaudited)
================================================================================



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                July 31,      October 31,
                                                                  2005           2004
                                                              ------------   ------------
                                                               (unaudited)
CURRENT LIABILITIES
     Accounts payable - trade                                 $  4,945,253   $  5,059,198
     Accrued expenses and other current liabilities              2,050,095      2,428,060
     Reserve for customer returns                                  302,045        302,045
     Current portion of long-term debt                           1,172,297        772,788
                                                              ------------   ------------

             Total current liabilities                           8,469,690      8,562,091

LONG-TERM DEBT, NET OF CURRENT PORTION                           6,072,664      6,454,257
                                                              ------------   ------------

                TOTAL LIABILITIES                               14,542,354     15,016,348
                                                              ------------   ------------

COMMITMENTS

SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
             Series A 2% convertible preferred stock
         1,360,000 shares authorized
         1,200,000 issued and outstanding                            1,200          1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,301,889 issued and outstanding                            6,302          6,227
     Additional paid-in capital                                 15,287,716     15,275,791
     Accumulated deficit                                       (19,027,269)   (20,350,641)
                                                              ------------   ------------

             Total shareholders' deficit                        (3,732,051)    (5,067,423)
                                                              ------------   ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $ 10,810,303   $  9,948,925
                                                              ============   ============






   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                            STATEMENTS OF INCOME
          For the Three and Nine Months Ended July 31, 2005 and 2004 (unaudited)
================================================================================


                                                    For the Three Months Ended      For the Nine Months Ended
                                                             July 31,                        July 31,
                                                   ----------------------------    ----------------------------
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
                                                    (unaudited)     (unaudited)     (unaudited)     (unaudited)
NET SALES                                          $  6,277,520    $  6,148,485    $ 19,068,703    $ 18,135,847

COST OF SALES                                         2,240,311       2,191,929       6,651,755       6,577,447
                                                   ------------    ------------    ------------    ------------

GROSS PROFIT                                          4,037,209       3,956,556      12,416,948      11,558,400
                                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES
    Selling                                           1,635,361       2,052,796       5,878,635       6,328,539
    General and administrative                        1,469,375       1,521,177       4,680,775       4,796,613
    Depreciation and amortization                        96,262         104,340         279,192         313,023
                                                   ------------    ------------    ------------    ------------

Total operating expenses                              3,200,998       3,678,313      10,838,602      11,438,175
                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                           836,211         278,243       1,578,346         120,225
                                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Sundry income                                            --             225          22,223           3,476
    Interest expense                                   (141,566)       (137,751)       (420,703)       (416,765)
                                                   ------------    ------------    ------------    ------------

Total other income (expense)                           (141,566)       (137,526)       (398,480)       (413,289)
                                                   ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                694,645         140,717       1,179,866        (293,064)
PROVISION (BENEFIT) FOR INCOME TAXES                   (151,445)          7,983        (143,505)         10,733
                                                   ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON
    STOCK SHAREHOLDERS                             $    846,090    $    132,734    $  1,323,371    $   (303,797)
                                                   ============    ============    ============    ============

BASIC AND DILUTED EARNINGS PER SHARE

TOTAL BASIC AND DILUTED EARNINGS PER SHARE         $       0.13    $       0.02    $       0.21    $      (0.05)
                                                   ============    ============    ============    ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING            6,301,889       6,226,889       6,259,032       6,061,743
                                                   ============    ============    ============    ============

WEIGHTED-AVERAGE COMMON SHARES - DILUTED              6,370,310       6,226,889       6,377,214       6,061,743
                                                   ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended July 31, 2005 and 2004 (unaudited)
================================================================================

                                                                     2005            2004
                                                                 ------------    ------------
                                                                  (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                           $  1,323,371    $   (303,797)
     Adjustments to reconcile net income (loss) to net cash
         providsed by (used in) operating activities
            Depreciation and amortization                             279,192         313,023
            Provision for bad debts                                   (83,762)       (240,886)
            Provision for inventory write-down                                       (173,450)
            Deferred income taxes                                    (153,000)             --
            (Increase) decrease in
                Accounts receivable - trade                          (496,756)       (257,767)
                Inventories                                          (157,329)         38,488
                Promotional products and materials                    (32,572)          9,425
                Prepaid expenses and other current assets             (55,800)        (17,229)
                Deposits and other assets                               1,270         (38,638)
            Increase (decrease) in
                Accounts payable - trade                             (113,945)        585,170
                Accrued expenses and other current liabilities       (377,965)        367,442
                Reserve for customer returns                               --        (329,873)
                                                                 ------------    ------------

Net cash provided by (used in) operating activities                   132,704         (48,092)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                               (83,150)         (1,297)
                                                                 ------------    ------------

Net cash provided by (used in) investing activities                   (83,150)         (1,297)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term debt                                    350,000         550,000
     Payments on short-term debt                                     (457,832)       (150,000)
     Borrowing on long-term debt                                      406,000              --
     Payments on long-term debt                                      (280,252)       (433,569)
     Issuance of common stock                                          12,000          40,000
                                                                 ------------    ------------

Net cash provided by (used in) financing activities                    29,916           6,431
                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents             $     79,470    $    (42,958)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        522,370         663,251
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    601,840    $    620,293
                                                                 ============    ============

Supplemental disclosures of cash flow information

     INTEREST PAID                                               $    297,794    $    259,499
                                                                 ============    ============

     INCOME TAXES PAID                                           $      9,495    $     10,733
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

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

            The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. The results of operations for the nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ended October 31, 2005.

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

Income (Loss) per Share
-----------------------

            The Company calculates income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic income (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

                                                          THREE MONTHS     NINE MONTHS
                                                             ENDED            ENDED
                                                            JULY 31,         JULY 31,
                                                              2005             2005
                                                          ------------     ------------
                                                           (unaudited)      (unaudited)
         Net income available to common stock
            shareholders                                  $    846,090     $  1,323,371
                                                          ============     ============
         Weighted average number of common shares
            used in basic EPS                                6,301,889        6,259,032
         Effect of dilutive stock options                       68,421          118,182
                                                          ------------     ------------
         Weighted average number of common shares
            and dilutive potential common shares used
            in dilutive EPS                                  6,370,310        6,377,214
                                                          ============     ============

            The Company did not have any dilutive shares for the three or nine months ended July 31, 2004.

            The following potential common shares have been excluded from the computations of diluted income (loss) per share for the three and nine months ended July 31, 2005 and 2004 because the effect would have been anti-dilutive:

                               2005             2004
                           ------------     ------------
                            (unaudited)      (unaudited)

         Stock options          107,100          384,500
         Warrants               100,000          150,000
                           ------------     ------------
            TOTAL               207,100          534,500
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

NOTE 3.     PROPERTY AND EQUIPMENT

            Property and equipment at the dates indicated consisted of the following:

                                                                           JULY 31,        OCTOBER 31,
                                                                             2005             2004
                                                                         ------------     ------------
                                                                          (unaudited)
         Office furniture and equipment                                  $    912,756     $    912,756
         Computer equipment                                                 1,573,302        1,498,392
         Software                                                           1,130,732        1,123,340
         Machinery and equipment                                              415,263          419,815
         Machinery and equipment held under capital lease agreements          294,609          294,609
         Leasehold improvements                                             1,200,590        1,195,190
                                                                         ------------     ------------
                                                                            5,527,252        5,444,102

         Less accumulated depreciation and amortization                     4,795,419        4,516,227
                                                                         ------------     ------------
                                 TOTAL                                   $    731,833     $    927,875
                                                                         ============     ============

            Depreciation and amortization expense was $279,192 and $313,023 for the nine months ended July 31, 2005 and 2004, respectively and $96,262 and $104,340 for the three months ended July 31, 2005 and 2004, respectively (including depreciation and amortization expense of $-0 and $13,490 for the nine months ended on July 31, 2005 and 2004, respectively, on machinery and equipment held under capital leases).

NOTE 4.     SELLING EXPENSES

The licensor under the Company's Eddie Bauer Eyewear license agreed to a decrease in the minimum royalty for the 2004 and 2005 contract years, which has resulted in a $552,000 reduction of accrued royalty expense.

NOTE 5.     SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt at the dates indicated consisted of the following:

                                                                                       JULY 31,        OCTOBER 31,
                                                                                         2005             2004
                                                                                     ------------     ------------
                                                                                      (unaudited)
Term note payable to Home Loan Investment Corporation ("HLIC") in the original amount of $3,000,000, bearing interest at 10% per annum, secured by the assets of the Company, a letter of credit in the amount of $1,250,000 and a
     $250,000 certificate of deposit issued by HLIC; payments of interest only through March 2004 and thereafter monthly installments of principal and
     interest ($39,777) with a payment of $2,044,206 in April 2008                   $  2,794,458     $  2,936,867

Revolving line of credit from HLIC in the amount of $500,000, secured by the collateral securing the HLIC term note, bearing interest at 12% per annum
     on the outstanding balance, due in April 2008                                        500,000          500,000

Term note payable to Home Loan Industrial Bank ("HLIB") in the original amount of $406,000, secured by the collateral securing the HLIC term note, bearing
     interest at 12% per annum and due and payable on June 6, 2006                        406,000

Term note payable to Bluebird Finance Limited in the original amount of
     $2,900,000, secured by the assets of the Company (subordinated to the HLIC credit facility), bearing interest at 5% per annum, and payable in
     quarterly installments of $72,500, commencing in July 2005                         2,863,901        2,900,000

Note payable to a commercial bank in the original amount of $750,000, secured by certain property and equipment, bearing interest at 4% per annum, payable in 39 monthly installments of $13,812, commencing March 31, 2003, with the remaining principal and accrued interest due and payable in full
     on February 28, 2008                                                                 430,602          536,567

                                                                                       JULY 31,        OCTOBER 31,
                                                                                         2005             2004
                                                                                     ------------     ------------
                                                                                      (unaudited)
Term note payable to Eagle Star Finance in the original amount of $350,000, unsecured, bearing interest at 3% per annum payable in monthly installments of $50,000 commencing in May, 2005, with the remaining principal and
     interest due on November 27, 2005                                                    250,000               --

Note payable to lessor of the Company's principal offices and warehouse in the original amount of $240,000, unsecured, payable in monthly installments of
     $4,134, including interest at 10% per annum, maturing on May 1, 2005                      --           28,001

Note payable to lessor of the Company's principal offices and warehouse in the original amount of $89,405, unsecured, payable in monthly installments of
     $3,757, including interest at 8% per annum, maturing on May 1, 2005                       --           25,610

Term note payable to HLIC in the original amount of $200,000, secured by the collateral securing the HLIC term note, bearing interest at 12% per annum and due and payable on June 29, 2005. Refinanced in February 2005 with term
     note payable to HLIB in amount of $406,000.                                               --          200,000

Term note payable to Pearltime Investments Limited in the original amount of
     $350,000, unsecured, bearing interest at 3% per annum payable in monthly installments of $50,000 commencing on April 30, 2004 and due on December
     29, 2004                                                                                  --          100,000
                                                                                     ------------     ------------
                                                                                        7,244,961        7,227,045
Less current portion                                                                    1,172,297          772,788
                                                                                     ------------     ------------
         LONG-TERM PORTION                                                           $  6,072,664     $  6,454,257
                                                                                     ============     ============

NOTE 6.     INCOME TAXES

            The benefit for income taxes for the three and nine months ended July 31, 2005 includes a $616,716 decrease in the valuation allowance for deferred tax assets. The decrease in the valuation allowance is primarily due to the Company's determination that the tax benefits of the net operating loss carryforwards may be realized. As of July 31, 2005, the Company has deferred tax assets of $6,722,600 offset by a valuation allowance of $6,569,600.

NOTE 7.     RECENT ACCOUNTING PRONOUNCEMENTS

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

            The Company reported net income of $846,090 and $1,323,371 for the three and nine months ended July 31, 2005 (the "2005 Quarter" and the "2005 Nine Months," respectively) compared to net income of $133,000 and (loss) ($304,000) for the three and nine months ended July 31, 2004 (the "2004 Quarter" and "2004 Nine Months," respectively). This improvement in net income was due primarily to a decrease in the minimum royalty on the Company's license for Eddie Bauer Eyewear (including royalties accrued prior to the 2005 Quarter), increases in net sales, higher gross margins, declines in product returns, reductions in selling expenses and a decrease in the valuation allowance for deferred tax assets.

RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      JULY 31,                     JULY 31,
                                                              -----------------------       -----------------------
                                                                2005           2004           2005           2004
                                                              --------       --------       --------       --------
         Net sales ......................................        100.0%         100.0%         100.0%         100.0%
         Cost of sales ..................................         35.7           35.5           34.9           36.3
                                                              --------       --------       --------       --------
         Gross profit ...................................         64.3           64.5           65.1           63.7
                                                              --------       --------       --------       --------
         Operating expenses:
              Selling ...................................         26.1           33.4           30.8           34.9
              General and administrative ................         23.4           24.7           24.5           26.4
              Depreciation and amortization .............          1.5            1.7            1.5            1.7
                                                              --------       --------       --------       --------
                      Total operating expenses ..........         51.0           59.8           56.8           63.0
                                                              --------       --------       --------       --------
          Income (loss) from operations .................         13.3            4.7            8.3            0.7
                                                              --------       --------       --------       --------
          Other income (expense), net ...................         (2.3)          (2.3)          (2.1)          (2.3)
                                                              --------       --------       --------       --------
          Income (loss) before provision for income taxes         11.0            2.4            6.2           (1.6)
                                                              --------       --------       --------       --------
          Provision (benefit) for income taxes ..........         (2.4)           0.1           (0.8)           0.1
                                                              --------       --------       --------       --------
                                                                                   --
                                                              --------       --------       --------       --------
          Net income (loss) .............................         13.4%           2.3%           7.0%          (1.7)%
                                                              ========       ========       ========       ========

            NET SALES. Net sales increased by 2.1% or $130,000 from 2004 Quarter the 2005 Quarter and by 5.2% or $934,000 from the 2004 Nine Months to the 2005 Nine Months. The following table contains information regarding net sales for the periods indicated:

                                 THREE MONTHS ENDED JULY 31,                            NINE MONTHS ENDED JULY 31,
                            -------------------------------------                ---------------------------------------
Dollars in thousands            2005                 2004             CHANGE          2005                        2004        CHANGE
                            ---------------      ----------------     ------     -----------------      ----------------      ------
Laura Ashley Eyewear.....   $1,465     23.3%     $1,745      28.4%    (16.0)%    $ 4,453      23.3%     $ 4,646     25.6%     (4.2)%
bebe eyes................    1,522     24.2       1,128      18.3      34.9 %      4,327      22.7        3,085     17.1      40.3 %
Nicole Miller Eyewear....    1,136     18.1       1,155      18.8      (1.6)%      3,488      18.4        3,576     19.7      (2.5)%
Eddie Bauer Eyewear......      858     13.7       1,107      18.0     (22.5)%      3,118      16.3        3,672     20.2     (15.1)%
Other (1)................    1,297     20.7       1,013      16.5      28.0 %      3,683      19.3        3,156     17.4      16.7 %
                            ------    -----      ------     -----                -------     -----      -------    -----
Total....................   $6,278    100.0%     $6,148     100.0%      2.1 %    $19,069     100.0%     $18,135    100.0%      5.2 %
                            ======    =====      ======     =====                =======     =====      =======    =====

-------------------
(1) Includes freight billed to customers.

            Net sales were higher in the 2005 periods primarily due to the Company's increased penetration of the direct sales market. Net sales in the 2005 Quarter were positively affected by the introduction of Hummer Eyegear, which began shipping in late March 2005 and an increase in bebe eyewear sales. Direct sales to independent optical retailers and optical distributors increased $384,000 from the 2004 Quarter to the 2005 Quarter and increased $1,396,000 from the 2004 Nine Months to the 20005 Nine Months. Sales to national optical retail chains decreased $667,000 in the 2005 Quarter and $547,000 in the 2005 Nine Months. International sales increased $109,000 in the 2005 Quarter and decreased by $114,000 in the 2005 Nine Months.

            Net sales of Eddie Bauer Eyewear have continued to decrease as the Company believes the bankruptcy of the Eddie Bauer group of companies has adversely affected customers' perception of the brand. The Company has determined not to exercise its renewal option for its Eddie Bauer Eyewear license, which terminates December 31, 2005. Under the terms of the license, the Company may sell-off its existing inventory through August 31, 2006. The Company intends to focus its resources on its existing eyewear lines, including Hummer Eyegear introduced in March 2005 and Burton Morris Eyewear by Dakota Smith being introduced in the fourth quarter of fiscal 2005, and continue its search for additional brand names to license.

            Commencing with the year ended October 31, 2004, the Company includes freight billed to customers in net sales based on EITF 00-10 "Accounting for Shipping and Handling Costs." Net sales for the 2004 periods have been revised from previously reported amounts to reflect this change

            Net sales reflect gross sales less a reserve for product returns established by the Company based on products that the Company is aware will be returned as of that date. The Company's reserve was $627,962 at July 31, 2005. The Company had a $0.2 million decrease in product returns in the 2005 Quarter compared to the 2004 Quarter. Product returns decreased from 17% of net sales in the 2004 Quarter to 14% of net sales in the 2005 Quarter. The Company believes this decrease in product return was due principally to better sell-through due to improved frame styles and more rigid return policies implemented by the Company.

            The Company also maintains an allowance for product returns. Changes in the allowance in any period will have a corresponding impact on net sales during the period. The Company's allowance for product returns did not change in the 2005 Quarter.

            GROSS PROFIT AND GROSS MARGIN. Gross profit increased $0.1 million or 2.0% from the 2004 Quarter to the 2005 Quarter and $0.9 million or 6.9% from the 2004 Nine Months to the 2005 Nine Months. The gross margin was 64.3% and 65.1% in the 2005 Quarter and 2005 Nine Months compared to 64.5% and 63.7% in the 2004 Quarter and 2004 Nine Months. The gross margin increased from the 2004 Nine Months to the 2005 Nine Months because of sales of higher margin frames, fewer close out sales, and price increases on selected frame styles.

            SELLING EXPENSES. Selling expenses decreased $0.4 million or 25.5% from the 2004 Quarter to the 2005 Quarter primarily due to a $0.5 million decrease in royalty expense resulting primarily from the reduction in the minimum royalty on the Company's license for Eddie Bauer Eyewear. Selling expenses decreased $0.4 million or 7.6% from the 2004 Nine Months to the 2005 Nine Months primarily due to the reduction in the minimum royalty, a $0.2 million decrease in promotions expense while compensation expenses increased $0.3 million due to increased commission sales.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.1 million or 3.4% from the 2004 Quarter to the 2005 Quarter, as rent expense decreased by $0.1 million resulting from the new lease on its principal offices. General and administrative expenses decreased $0.1 million or 2.5% from the 2004 Nine Months to the 2005 Nine Months due primarily to a $0.3 million reduction in salaries.

            OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense.

            PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's net loss carry-forward, the Company had no income tax expense other than franchise taxes in various states. The Company recognized an income tax benefit in the 2005 Quarter resulting from a decrease in the valuation allowance on its deferred tax asset relating primarily to its net operating loss carryforwards. As of April 30, 2005, this allowance was 100% of the deferred tax asset.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            The Company's accounts receivable (net of allowance for doubtful accounts) increased from $2.7 million at October 31, 2004 to $3.2 million at July 31, 2005 due primarily to higher net sales for the quarter ended July 31, 2005 as compared to the quarter ended October 31, 2004. In addition, the allowance for doubtful accounts decreased $0.1 million from October 31, 2004 to July 31, 2005, due primarily to collection of reserved accounts and write-offs of certain accounts.

            The Company's inventories increased $0.2 million to $5.5 million at July 31, 2005 from $5.3 million at October 31, 2004, due primarily to the launch of Hummer Eyegear.

            The Company's long-term debt at July 31, 2005 included principally:
(i) $3.7 million under three credit facilities with Home Loan Investment Corporation and its subsidiary Home Loan Industrial Bank; (ii) $2.9 million under a credit facility with Bluebird Finance Limited; and (iii) $431,000 under a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment. The Company also has an unsecured short-term loan with a balance of $250,000 at July 31, 2005 from Eagle Star Finance that requires payments of $50,000 per month commencing May 2005 with the final installment due in November 2005. At July 31, 2005, the Company had fully utilized its borrowing capacity under its existing credit facilities. See
Note 4 of Notes to Financial Statements.

            Of the Company's accounts payable at July 31, 2005, $0.5 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at July 31, 2005.

            The Company's business plan for 2005 provides for positive cash flow from operations. The Company believes that at least through the third quarter of fiscal 2006, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, its cash flows from operations and through credit facilities will be sufficient to enable the Company to pay its debts and obligations as they mature. To support growth in excess of the plan, the Company may be required to obtain the working capital through additional debt or equity financing.[

INFLATION

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

            FOREIGN CURRENCY RISKS. At any month-end during the quarter ended July 31, 2005, a maximum of $0.5 million were payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at July 31, 2005.

            International sales accounted for approximately 17% of the Company's net sales in the three months ended July 31, 2005. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company generally pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

            INTEREST RATE RISK. The Company's credit facilities existing at July 31, 2005 had fixed interest rates. Accordingly, the Company does not believe it is subject to material interest rate risk.

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

            As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer (the same person has both titles), evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were effective as of that date.

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

Date: September 19, 2005                SIGNATURE EYEWEAR, INC.


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