Form 10-K
period 2005-10-31
SIGNATURE EYEWEAR INC
filed 2006-02-09
CIK 1036292

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     On January 13, 2006, the Registrant had 6,301,889 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 3,090,863 shares of Common Stock held by non-affiliates of the Registrant as of January 13, 2006 was $2,318,150.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Proxy Statement (Part III)

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]
================================================================================

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

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

     Signature Eyewear, Inc. ("Signature" or the "Company") designs, markets and distributes prescription eyeglass frames and sunglasses primarily under exclusive brand name licenses from third parties. In fiscal 2005 the Company's lines included Laura Ashley Eyewear, bebe eyes, Nicole Miller Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear and Dakota Smith Eyewear, as well as its proprietary Signature line.

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

     The Company returned to profitability in fiscal 2005, reporting net income of $1.6 million as compared to a net loss of $371,000 in fiscal 2004. The Company was able to accomplish this improvement by increasing revenues and gross margins. Revenues grew from $23.6 million in fiscal 2004 to $25.0 million in fiscal 2005 due primarily to $1.9 million of increased sales to independent optical retailers. The Company had a $1.1 million decrease in product returns, due primarily to a decrease in product return rate as a percent of gross sales, from 18% in fiscal 2004 to 14% in fiscal 2005.

     The Company was incorporated in California in 1983. Its principal executive offices are located in Inglewood, California.

BUSINESS STRATEGY

     The Company's strategy in fiscal 2006 is to continue to increase revenues and gross profit margin while reducing costs. The Company will have to replace revenues previously generated from its Eddie Bauer Eyewear line, which terminated as of December 31, 2005 as the Company did not exercise its renewal option. The Company's plan to increase revenues includes the following:

     o continue to build the direct sales force in the United States to increase sales to independent optical retailers, including optometrists, opticians and ophthalmologists, which sales have higher gross margins than sales to optical retail chains;

     o increase efforts to sell to mid-size optical retail chains which are less likely to manufacture their own private label eyewear than the large national optical retail chains historically targeted by the Company and are not experiencing consolidation like the national chains;

     o    increase sales of Hummer Eyegear, which was introduced in March 2005;

     o expand sales of sunwear to department stores and sun specialty retailers;

     o    acquire additional brand names for optical and sunwear licenses;

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

PRODUCTS

     The Company's products include ophthalmic frames and sunwear. The following table provides certain information about the market segments, introduction dates and approximate retail prices of the Company's products as of the date of this Form 10-K.

                                                                     APPROXIMATE
                                     CUSTOMER      INTRODUCTION        RETAIL
       BRAND NAME/SEGMENT           GENDER/AGE         DATE           PRICES(1)
-------------------------------     ----------     ------------      -----------
Licensed Brands

    Laura Ashley
        Prescription...........        Women           1992           $125-$180
        Sunwear................        Women           1993           $90 -$100

    bebe eyes
        Prescription...........        Women           2000           $100-$200

    Hart Schaffner Marx
        Prescription...........         Men            1996           $95-$180

    Hummer Eyegear
        Prescription...........      Men/Women         2005           $125-$175
        Sunwear................      Men/Women         2005           $100-$250

    Nicole Miller
        Prescription...........        Women           1993           $120-$175
        Sunwear................        Women           1993           $75-$125

     Dakota Smith
        Prescription...........        Unisex          1992           $90-$150
        Sunwear................        Unisex          1992           $75-$125

House Brands

        Signature Collection...      Men/Women         1999           $70-$120
-------------------
(1) Retail prices are established by retailers, not the Company.


     FRAME DESIGN. The Company's frame styles are developed by its in-house design team, which works in close collaboration with many respected frame manufacturers throughout the world to develop unique designs and technologies. Initially, each of the Company's frame designers works individually with a factory to develop new design concepts. Once the factory develops a prototype, the designer presents the style to the Company's frame committee for review. Once approved, Signature then contracts with the factory to manufacture the style. By these methods, Signature is able to choose the strengths of a variety of factories worldwide and to avoid reliance on any one factory. To assure quality, Signature's designers continue to work closely with the factory at each stage of a style's manufacturing process.

     The Company's metal frames generally require over 200 production steps to manufacture, including hand soldering of bridges, fronts and endpieces. Many of the Company's metal frames take advantage of modern technical advances, such as thinner spring hinges (which flex outward and spring back) and lighter metal alloys, both of which permit the manufacture of frames which are thinner and lighter while retaining strength. The Company also takes advantage of technical advances in plastic frames, such as laminated plastics that are layered in opposing or complementary colors, and extra-strong plastics that can be cut extremely thin.

     QUALITY CONTROL. The Company uses manufacturers it believes are capable of meeting its criteria for quality, delivery and attention to design detail. Signature specifies the materials to be used in the frames, and approves drawings and prototypes before committing to production. The Company places its initial orders for each style approximately six months before the style is released, and requires the factory to deliver several advance shipments of samples. The Company's quality committee examines all sample shipments. This process provides sufficient time to resolve problems with a style's quality before its release date. The Company's quality committee examines all sample shipments to ensure ongoing quality standards. If, at any stage of the quality control process, frames do not meet the Company's quality standards, then the Company returns them to the factory with instructions to improve the specific quality problems. Historically, the Company has had a low defective frame rate and the manufacturers share in the cost of replacing defective frames.

     MARKETING, MERCHANDISING AND SALES PROGRAMS. Signature produces marketing, merchandising and sales promotion programs to help optical retailers, as well as the Company's sales representatives, promote sales. For optical retailers, the Company develops unique in-store displays. The Company creates presentation materials, marketing bulletins and other sales tools to facilitate professional presentations by its sales representatives. The Company motivates it sales representatives by sales contests and weekly audio presentations.

     LAURA ASHLEY EYEWEAR

     The Company introduced Laura Ashley Eyewear in 1992. With net sales of $5.8 million in fiscal 2005, the Laura Ashley Eyewear Collection remains one of the leading women's brand-name collections. Like Laura Ashley clothing and home furnishings, Laura Ashley Eyewear has been designed to be feminine and classic, and fashionable without being trendy. The hallmark of Laura Ashley Eyewear is its attention to detail, and the collection is known for its unique designs on the temples of the frames. The collection's strategy is to extend its product selection to reach a broader audience within the feminine eyewear niche.

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

     BEBE EYES

     The "bebe look," with its signature hint of sensuality, appeals to hip, sophisticated women who seek current fashion trends interpreted to suit their style and budget. The bebe eyes eyewear collection captures the spirit of the bebe brand through sexy, provocative eyewear and sunwear styles with bold colors and logo accents. In fiscal 2005, the Company launched prescription sunwear as well as petite-fitting optical styles within the collection. Eye-catching point-of-purchase displays feature distinctive on-model imagery and frame displays.

     The Company has the exclusive right to market and sell bebe eyes in the United States, Canada and a number of other countries pursuant to a license agreement the Company entered into in September 1999 with bebe stores, inc. The license expires in June 2006. The license agreement contains minimum annual net sales requirements and minimum quarterly and annual royalty requirements. bebe may terminate the license before its stated expiration under certain circumstances, including if the Company materially breaches the license agreement, or if, without the prior approval of bebe, 50% or more or the outstanding Common Stock of the Company is acquired by either: (1) a women's apparel company or (2) another person and the financial and operational condition of the Company is impaired or such other person makes or proposes to make material changes in the key management personnel in charge of the license.

     NICOLE MILLER EYEWEAR

     Nicole Miller Eyewear is targeted at the sophisticated, style-conscious modern woman who creates her own fashion trends in a fun, whimsical way. Created in New York City by the designer of the same name, Nicole Miller clothing feature colorful designs with interesting shapes, without being pretentious or extreme. The Nicole Miller Eyewear collection captures the spirit of this exciting brand, with colorful designs and interesting shapes that represent a balanced blend of youthful energy and sophistication. Most styles of Nicole Miller Eyewear prescription eyewear frames are available either as prescription eyewear or as sunwear, and many are available with lenses in designer colors. In addition to the core Nicole Miller New York line, the Company intends to add a luxury grouping under the label Nicole Miller Collection to complement Nicole Miller's expansion into the high-end segment of its business during the past two years. The new luxury collection will allow the Company to expand its design statement, as well as its channels of distribution.

     The current license agreement for Nicole Miller Eyewear expires in March 2006. The Company has entered into a new license agreement for Nicole Miller Eyewear that becomes effective upon termination of the current license agreement and has an initial term of three years (through March 31, 2009). The Company may renew the license for one additional three-year term (through March 31, 2012) provided it generates specified level of sales in the third license year and is not in default under the license. Under the license, Signature has the exclusive right to market and sell frames and sunglasses using the Nicole Miller trademark throughout the world, but excluding Japan. The license agreement contains minimum annual royalty requirements and minimum annual sales requirements for each of frames and sunglasses. The licensor may terminate the license agreement before its stated term upon material breach by Signature.

     HART SCHAFFNER MARX EYEWEAR

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

     The Company has the exclusive right to market and sell Hart Schaffner Marx Eyewear in the United States through a license with Hart Schaffner & Marx entered into in January 1996. The license agreement gives the Company the right of first refusal to sell Hart Schaffner Marx Eyewear in any additional countries. The license agreement contains minimum annual net sales and minimum annual royalty requirements. The license expires December 31, 2008, and may be renewed for three-year terms by the Company in perpetuity provided the Company is not in default under the license agreement. Hart Schaffner & Marx may terminate its license with the Company before the expiration of its term if (1) someone acquires more than 50% of the Company's outstanding voting securities, or (2) the Company fails to perform its material obligations under the license agreement.

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

     In 2005, the Company collaborated with world-renowned pop artist Burton Morris to create the Burton Morris for Dakota Smith Eyewear line. The collaboration resulted in a fun, colorful eyewear collection with graphic cases featuring Burton's iconic art. Morris's vibrant use of color and his trademark energy lines will create eye-catching displays and unique art objects to showcase the collection.

     The Company has the exclusive right to market and sell Dakota Smith Eyewear in the United States, Canada and a number of other countries pursuant to a license agreement entered into in February 2003 with Axwood Investments Limited, which had concurrently purchased the Dakota Smith eyewear trademark from the Company. The license expires in February 2006, but is automatically renewed for an additional two-year term unless the Company notifies the licensor in advance that it will not renew the term. The license agreement contains minimum annual royalty payments based on net sales. The licensor may terminate the license for any material breach of the license.

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

     The following table sets forth the Company's net sales by channel for the periods indicated:

                                                YEAR ENDED OCTOBER 31,
                                         -----------------------------------
                                           2003         2004          2005
                                         --------     --------     ---------
                                                    IN THOUSANDS)
     Direct sales .................      $ 12,893     $ 13,578     $  15,429
     Optical retail chains ........         7,074        5,041         4,753
     International ................         3,601        3,193         3,031
     Domestic distributors.........           852        1,123         1,073
     Freight billed to customers              720          673           764
                                         --------     --------     ---------
                                         $ 25,140     $ 23,608     $  25,050
                                         ========     ========     =========

     DIRECT SALES. The Company distributes its products to independent optical retailers in the United States primarily through a national direct sales force, including company and independent sales representatives. The direct sales force, including independent sales representatives, numbered 55 at October 31, 2005. The Company plans to increase the number of independent sales representatives in fiscal 2006.

     OPTICAL RETAIL CHAINS. Signature sells directly to optical retail chains. Historically, the Company has targeted national optical retail chains using dedicated account managers. The Company's sales to national retail optical chains have declined as those chains have experienced significant consolidation and have increasingly marketed their own lower-cost private label frames. Part of the Company's strategy to increase revenues in fiscal 2006 is to use its direct sales force to target mid-size regional optical chains which are less likely to sell their own private label eyewear than the large national optical retail chains and are not experiencing consolidation like the national chains.

     INTERNATIONAL. The Company sells certain of its products internationally through exclusive distributors and in Western Europe through a direct sales force including Company and independent sales representatives. The Company maintains a sales office and warehouse facility in Liege, Belgium. The Company's international distributors have exclusive agreements for defined territories. The Company sells to European optical retail chains through its Belgium office. At October 31, 2005, the Company had approximately 23 international distributors and 8 international sales representatives. Part of the Company's strategy to increase revenues in fiscal 2006 is to increase efforts to develop markets for the Company's frames in Latin and South America. See Note 11 of Notes to Financial Statements.

     DOMESTIC DISTRIBUTORS. The Company distributes its products through selected distributors in the United States in areas in which it believes it can achieve better penetration than through direct sales. The Company had five distributors in the United States at October 31, 2005.

     MAJOR CUSTOMERS. During the three fiscal years ended October 31, 2005, sales to no one customer amounted to more than 10% of net sales except that during fiscal 2003 sales to Eye Care Centers of America were 11% of net sales.

CONTRACT MANUFACTURING

     The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process that can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. In fiscal 2005, Signature used manufacturers principally in Hong Kong/China, Japan and Italy. The Company believes that throughout the world there are a sufficient number of manufacturers of high-quality frames so that the loss of any particular frame manufacturer, or the inability to import frames from a particular country, would not materially and adversely affect the Company's business in the long-term. However, because lead times to manufacture the Company's eyeglass frames generally range from 90 to 180 days, an interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company not to meet delivery schedules for these styles, which could adversely affect the Company's business, operating results and financial condition.

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

COMPETITION

     The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., and Marchon Eyewear, Inc. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed far longer, and are significantly larger than the Company's. At the major retail optical chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, as these chains have increasingly designed, manufactured and sold their own lower-priced private label brands. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters and Cole Vision, which combined is the largest United States retail optical chain.

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

EMPLOYEES

     At October 31, 2005, the Company had 102 full-time employees, including 34 in sales and marketing, 20 in customer service and support, 23 in warehouse operations and shipping and 25 in general administration and finance. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2 - DESCRIPTION OF PROPERTY

     The Company leases approximately 64,000 square feet of a building located in Inglewood, California, where it maintains its principal offices and warehouse. The Company's lease for this facility expires on June 30, 2007 and the Company has the right to renew the lease for a two-year renewal option. The Company's monthly rental obligation is $46,900 through June 2006, increasing to $48,500 for the following 12 months and $51,200 during the renewal term. The Company believes that 64,000 square feet is adequate for its existing business and potential growth during the next two years.

     The Company also leases approximately 2,500 square feet of warehouse and office space in Liege, Belgium, which supports the Company's sales in Europe.

     See Note 6 of Notes to Financial Statements.

ITEM 3 - LEGAL PROCEEDINGS

     As of January 31, 2006, the Company was not involved in any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

     The Company's Common Stock trades in the over-the-counter market. The following table sets forth, for the periods indicated, high and low last reported sales prices for the Common Stock in the over-the-counter market as reported by Nasdaq.

                                                        HIGH        LOW
                                                       ------     ------
     FISCAL YEAR ENDED OCTOBER 31, 2004
           First Quarter ............................  $ 0.15     $ 0.11
           Second Quarter............................  $ 0.16     $ 0.08
           Third Quarter.............................  $ 0.22     $ 0.12
           Fourth Quarter............................  $ 0.28     $ 0.12

     FISCAL YEAR ENDED OCTOBER 31, 2005
           First Quarter ............................  $ 0.25     $ 0.06
           Second Quarter ...........................  $ 0.29     $ 0.08
           Third Quarter.............................  $ 1.01     $ 0.19
           Fourth Quarter ...........................  $ 0.85     $ 0.34

     On January 13, 2006, the last reported sales price of the Common Stock in the over-the counter market as reported by Nasdaq, was $0.75 per share. At January 13, 2006, there were 43 holders of record of the Common Stock.

DIVIDENDS

     As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (1) out of positive retained earnings or (2) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2005, the Company had an accumulated deficit of $18.7 million. As a result, the Company will not be able to pay dividends (other than stock dividends) for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

PURCHASES OF COMMON STOCK

     The Company did not repurchase any shares of its Common Stock in fiscal
2005.

ITEM 6 - SELECTED FINANCIAL DATA

     The following data should be read in conjunction with the Consolidated Financial Statements and related notes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Report.

                                                                           YEAR ENDED OCTOBER 31,
                                               -------------------------------------------------------------------------------
                                                   2001             2002             2003             2004             2005
                                               -----------      -----------      -----------      -----------      -----------
                                                                (dollars in thousands, except per-share data)
STATEMENT OF OPERATIONS DATA:
Net sales ................................     $    44,533      $    34,061      $    25,140      $    23,609      $    25,050
Gross profit .............................          23,061           18,593           16,641           14,847           16,370
Total operating expenses .................          35,083           22,032           17,504           14,557           14,526
Income (loss) from operations ............         (12,022)          (3,439)            (862)             290            1,844
Net income (loss) ........................         (13,387)          (4,116)           3,463             (371)           1,606
Basic income (loss) per share.............           (2.65)           (0.75)            0.60            (0.06)            0.26
Diluted income (loss) per share...........           (2.65)           (0.75)            0.60            (0.06)            0.25
Weighted average common shares
 outstanding - basic .....................       5,056,889        5,488,396        5,752,240        6,102,231        6,269,834
Weighted average common shares
 outstanding - diluted ...................       5,056,889        5,488,396        5,752,240        6,102,231        6,360,963

                                                   2001             2002             2003             2004             2005
                                               -----------      -----------      -----------      -----------      -----------
BALANCE SHEET DATA:
Current assets ...........................     $    17,184      $     9,876      $     8,928      $     8,890      $     9,391
Total assets .............................          18,906           11,944           10,398            9,949           10,343
Current liabilities ......................          22,390           19,226            8,261            8,562            7,401
Long-term debt, net of current portion ...           1,461            1,715            6,874            6,454            6,392
Total liabilities ........................          23,851           20,941           15,134           15,016           13,792
Stockholders' equity (deficit) ...........          (4,945)          (8,996)          (4,736)          (5,067)          (3,449)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" in this
Item 7 of this Report, as well as those discussed elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

     The following discussion and analysis should be read in connection with the Company's Financial Statements and related notes and other financial information included elsewhere in this Report.

OVERVIEW

     The Company derives revenues through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, bebe eyes, Nicole Miller Eyewear, Hart Schaffner & Marx Eyewear, Hummer Eyegear, Dakota Smith Eyewear and under its proprietary Signature brand. The Company's cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to the Company's specifications. The complete development cycle for a new frame design typically takes approximately eight to twelve months from the initial design concept to the release.

     The Company reported net income of $1.6 million in fiscal 2005 as compared to a net loss of $371,000 in fiscal 2004. Income from operations was $1.8 million in fiscal 2005 compared to income from operations of $290,000 in fiscal 2004. The Company improved its operating results though increasing net sales from $23.6 million to $25.0 million and maintaining operating expenses and increasing gross margins from 62.9% to 65.4%. The increase in revenues was due primarily to an increase in direct sales to independent optical retailers from $13.6 million to $15.4 million due to an increased number of direct sales representatives, better industry perception of the Company as a result of the Company's improved operating results, increased advertising and promotion and a high level of customer service. The Company had a $1.0 million decrease in product returns, due primarily to a decrease in product return rate as a percent of gross sales, from 18% in fiscal to 2004 to 14% in fiscal 2005. The Company believes this decrease in product return rate was due principally to better sell-through due to improved frame styles, increased confidence in the Company due to its improved operating results, and tougher return policies implemented by the Company.

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

     The Company has a product return policy that it believes is standard in the optical industry and is followed by most of its competitors. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge, and as a policy the Company does not make cash refunds. On a quarterly basis the Company reviews and establishes an allowance for estimated product returns based upon actual returns subsequent to quarter-end and estimated future returns. The Company applies the historical ratio of sales returns to sales to estimate future returns in addition to known information about actual returns in the period subsequent to the balance sheet date. As of October 31, 2005, the Company had an allowance for product returns of $291,000. Management considered a range of allowances from $200,000 to $400,000. Variances in the allowance for product returns would have a corresponding impact on net sales for fiscal 2005. For example, if the Company's allowance for product returns was $400,000, the Company's net sales would have been $109,000 lower.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                      2003      2004       2005
                                                    -------   --------   -------
Net sales........................................    100.0%    100.0%     100.0%
Cost of sales ...................................     33.8      37.1       34.6
                                                    -------   --------   -------
Gross profit.....................................     66.2      62.9       65.4
                                                    -------   --------   -------
Operating expenses:
     Selling.....................................     34.1      34.0       32.1
     General and administrative .................     35.5      27.7       25.9
                                                    -------   --------   -------
         Total operating expenses ...............     69.6      61.7       58.0
                                                    -------   --------   -------
Income (Loss) from operations ...................     (3.4)      1.2        7.4
Other income (expense), net .....................     17.2      (2.8)      (2.1)
                                                    -------   --------   -------
Income (loss) before provision for income taxes..     13.8      (1.6)       5.3
Provision (benefit from) for income taxes              0.0       0.1       (1.2)
                                                    -------   --------   -------
Net income (loss)................................     13.8%     (1.7%)      6.5%
                                                    =======   ========   =======


            COMPARISON OF FISCAL YEARS 2003, 2004 AND 2005

     NET SALES. Net sales were $25.0 million in fiscal 2005 compared to $23.6 million in fiscal 2004 and $25.1 million in fiscal 2003. The following table shows certain information regarding net sales by product line for the periods indicated:
                               2003                2004                2005
                        ----------------    ----------------    ----------------
Laura Ashley Eyewear    $ 7,811    31.1%    $ 6,305    26.7%    $ 5,822    23.2%
bebe eyes ...........     3,503    13.9       4,130    17.5       5,599    22.4
Nicole Miller Eyewear     3,781    15.0       4,624    19.6       4,664    18.6
Eddie Bauer Eyewear .     5,848    23.3       4,516    19.1       3,958    15.8
Other (1) ...........     4,197    16.7       4,033    17.1       5,007    20.0
                        -------   -----     -------   -----     -------   -----
                        $25,140   100.0%    $23,608   100.0%    $25,050   100.0%
                        =======   =====     =======   =====     =======   =====

     (1) Includes freight billed to customers.

     Net sales increased 6.1% in fiscal 2005 due primarily to an increase of $1.8 million in direct sales to independent optical retailers. The average price of frames sold increased due primarily to sales to independent optical retailers constituting a greater percentage of total sales (61.6% compared to 59.2%), as sales to these entities are at higher prices than sales to national optical retail chains. Unit sales increased slightly. The Company experienced a decline of $288,000, or 6%, in sales to national retail optical chains. These chains purchased fewer frames, a trend the Company expects to continue, as they have experienced industry consolidation and have increasingly marketed their own lower-cost private label frames. International sales also declined $162,000 or 5% due in part to close-out sales of a significant number of global brand name frames and increased competition. Sales of the Eddie Bauer Eyewear continued to decline, as the bankruptcy of the Eddie Bauer group of companies is believed to have adversely affected customers' perception of the brand. The Company did not renew the Eddie Bauer license, which terminated as of December 31, 2005.

     Net sales declined 26.3% from fiscal 2003 to fiscal 2004 due primarily to the general decline in the optical frame industry and the reluctance of retailers to purchase large inventories of the Company's products due to uncertainties about the Company future.

     Net sales are gross sales less a reserve for product returns established by the Company based on products that the Company is aware will be returned as of that date. The Company's reserve was $290,000 at October 31, 2005 and 2004, respectively. The Company had a $1.0 million decrease in product returns in fiscal 2005 compared to fiscal 2004, due primarily to a decrease in product returns as a percentage of gross sales, from 18% in fiscal 2004 to 14% in fiscal 2005. The Company believes this decrease in product return rate was due principally to better sell-through due to improved frame styles, increased confidence in the Company's viability, and tougher return policies implemented by the Company.

     The Company also maintains an allowance for product returns. See "Critical Accounting Polices." Changes in the allowance in any period will have a corresponding impact on net sales during the period. The Company's allowance for product returns experienced minor changes in fiscal 2005.

     GROSS PROFIT AND GROSS MARGIN. Gross profit was $16.4 million in fiscal 2005 compared to $14.8 million in fiscal 2004 and $16.6 million in fiscal 2003. The gross margin was 65.4% in fiscal 2005 compared to 62.9% in fiscal 2004 and 66.2% in fiscal 2003. The increase in fiscal 2005 was due to sales to independent optical retailers constituting a greater percentage of total sales, as sales to independent optical retailers have higher gross margins than sales to optical retail chains. The decrease in fiscal 2004 was due to more close out sales at lower margins notwithstanding sales to independent optical retailers, which increased from 52.8% to 59.2% of net sales.

     SELLING EXPENSES. Selling expenses were $8.0 million in fiscal 2005 compared to $8.0 million in fiscal 2004 and $8.6 million in fiscal 2003. Selling expenses remained relatively constant in fiscal 2005 compared to fiscal 2004, notwithstanding the increase in net sales. This was due principally to a $479,000 decrease in royalty expense resulting primarily from the reduction in the guaranteed minimum royalty on the Eddie Bauer Eyewear license and a decrease of $239,000 in promotions expense, which were offset by an increase in salaries, commissions and freight costs. The 7.0% decrease in fiscal 2004 from fiscal 2003 was due to decreases of $254,000 in advertising expenses, $161,000 in royalties due to lower net sales, and $140,000 promotions expense. Compensation for sales personnel increased in fiscal 2004 by $165,000 because of an increase in direct sales and an increase in the number of direct sales representatives from 47 at October 31, 2003 to 55 at October 31, 2004.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $6.1 million in fiscal 2005 compared to $6.1 million in fiscal 2004 and $8.4 million in fiscal 2003. In fiscal 2005, decreases in compensation expense of $334,000 and rent expenses of $146,000 were offset by a $339,000 change in the allowance for bad debts and $94,000 in insurance costs. The 26.9% decrease in fiscal 2004 was due primarily to decreases of: (1) $1.3 million in salaries, payroll taxes and employee benefits due to a decrease in the number of employees, (2) $307,000 in legal and accounting fees, and (3) $264,000 in the reserve for bad debt allowance.

     OTHER INCOME (EXPENSE), NET. Sundry income in fiscal 2005 was minimal. Sundry expense in fiscal 2004 represented a reserve in connection with ongoing litigation. In fiscal 2003, the Company recognized net sundry income of $0.7 million in connection with the write-off of Dakota Smith trademark costs in connection with the sale/license back of the trademark in February 2003. Interest expense increased in fiscal 2004 due primarily to increases in the amount of the average debt outstanding from fiscal 2003 to fiscal 2004. Interest expense declined slightly from fiscal 2004 to fiscal 2005. The Company recognized a gain of $4.1 million in fiscal 2003 resulting from the extinguishment of debt in connection with its recapitalization.

     PROVISION FOR INCOME TAXES. Because of its net losses, the Company's taxes in fiscal 2003 and 2004 consisted of state franchise taxes. The Company recognized an income tax benefit of $298,000 in fiscal 2005 resulting from a decrease in the valuation allowance on its deferred tax asset relating primarily to its net operating loss carryforwards. As of October 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $14.9 million and $5.1 million, respectively, which expire through 2022.

     Management believes it is more likely than not that forecasted taxable income will be sufficient to utilize some of the tax carryforwards before their expiration. However, there can be no assurance that the Company will meet its expectation of future income. As a result, the amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such occurrence could materially adversely affect the Company's results of operations and financial condition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable (net of allowance for doubtful accounts) were $3.0 million at October 31, 2005 compared to $2.7 million at October 31, 2004. This increase was due to increased sales.

     The Company's inventories (at lower of cost or market) were $5.0 million at October 31, 2005 as compared to $5.3 million at October 31, 2004. This decrease was due to close-out frame sales and improving inventory turnover by better matching frame purchases with customer orders, and occurred notwithstanding an increase Hummer Eyegear inventory in connection with the introduction of the line.

     The Company's long-term debt of $6.4 million at October 31, 2005 included principally its credit facilities with Home Loan and Investment Company ("HLIC") and Bluebird Finance Limited ("Bluebird"), and a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment (the "Equipment Loan"). See Notes 5 and 6 of Notes to Consolidated Financial Statements.

     The Company's credit facility with HLIC includes a $3,000,000 term loan obtained in fiscal 2003, a $500,000 revolving line of credit obtained in fiscal 2003, and a $655,693 term note obtained in fiscal 2005. The credit facility is secured by all of the assets of the Company and by a $1,250,000 letter of credit from a non-affiliate. The term loan bears interest at a rate of 10% per annum with payments of principal and interest on a 10-year amortization schedule commencing fiscal 2004 and is due and payable in April 2008. The term loan had a balance of $2,744,574 as of October 31, 2005. The revolving credit facility bears interest at a rate of 1% per month, payable monthly, with all advances subject to approval of HLIC, and is due and payable in April 2008. The Company had utilized $295,000 of the revolving credit facility as of October 31, 2005. The $655,693 term loan bears interest at a rate of 12% per annum and is due and payable on July 31, 2007.

     The Company's credit facility with Bluebird consists of a revolving credit line and support for the $1,250,000 letter of credit securing the HLIC credit facility. Bluebird's commitment on the revolving credit facility was $2,755,000 as of October 31, 2005, and reduces by $72,500 each quarter. The revolving credit line bears interest at the rate of 5% per annum, with payments of principal and interest on a 10-year amortization schedule that commenced in fiscal 2005, and is due and payable in April 2013. The credit facility is secured by a security interest in the assets of the Company that is subordinate to the HLIC credit facility. The outstanding balance on the revolving credit line was $2,864,000 as of October 31, 2005.

     The Equipment Loan had an outstanding balance of $394,000 at October 31, 2005, is secured by the purchased assets and bears interest at 4% per annum payable in monthly installments of approximately $14,000 with the balance of $62,600 due in February 2008.

     In December 2004 the Company obtained an unsecured term loan in the amount of $350,000 from an unaffiliated third party. The loan bears interest at the rate of 3% per annum, is payable in five monthly installments of $50,000 commencing May 2005 with the balance of $100,000 due and payable on November 27, 2005.

     Of the Company's accounts payable at October 31, 2005, $0.3 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies.

     During the past two years, the Company has generated cash primarily through product sales in the ordinary course of business, its bank credit facilities and sales of equity securities. At October 31, 2005, the Company had working capital of $2.0 million as compared to working capital of $0.3 million at October 31, 2004. Operating activities provided a net of $461,700 during fiscal 2005, while investing activities used a net of $87,000 and financing activities used a net of $161,000 during fiscal year 2005, resulting in a net increase of $213,000 in cash and cash equivalents.

     The Company's business plan for 2006 provides for positive cash flow from operations. The Company believes that at least through fiscal 2006, assuming that there are no unanticipated material adverse developments, that the Company can replace the revenues lost from termination of the Eddie Bauer eyewear licenses with increased revenues of its other brands, and continued compliance with its credit facilities, its cash flows from operations and through credit facilities will be sufficient to enable the Company to pay its debts and obligations as they mature. To support growth in excess of the plan, the Company may be required to obtain the working capital through additional debt or equity financing.

CONTRACTUAL OBLIGATIONS

     The following table sets forth certain information regarding the contractual obligations of the Company as of October 31, 2005:

                                                           PAYMENTS DUE BY PERIOD
                                  -----------------------------------------------------------------------
                                   LESS THAN         1-3            3-5         MORE THAN
CONTRACTUAL OBLIGATIONS              1 YEAR         YEARS          YEARS         5 YEARS         TOTAL
                                  -----------    -----------    -----------    -----------    -----------
Long-term debt                    $ 7,108,636    $   625,437    $ 4,215,619    $   184,176    $ 2,083,404

Operating lease obligations         1,247,680        691,088        556,592

Purchase obligations                1,946,890      1,946,890

Other long-term obligations
 reflected on the Company's
 balance sheet under GAAP (1)       5,094,022      2,013,106      3,080,916
                                  -----------    -----------    -----------    -----------    -----------
  Total obligations               $15,397,228    $ 5,276,521    $ 7,853,127    $   184,176    $ 2,083,404
                                  ===========    ===========    ===========    ===========    ===========

     (1) Includes minimum royalties under license agreements and employment and consulting obligations under long-term agreements.

QUARTERLY INFORMATION

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

     The following table sets forth certain unaudited results of operations for the twelve fiscal quarters ended October 31, 2005. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.

                                       2003                                2004                                2005
in thousands             JAN.     APR.     JULY     OCT.     JAN.     APR.     JULY     OCT.     JAN.     APR.     JULY     OCT.
                          31       30       31       31       31       30       31       31       31       30       31       31

Net sales ............  $7,446   $5,950   $6,471   $5,273   $5,996   $6,097   $6,149   $5,367   $5,845   $6,946   $6,278   $5,981
Cost of sales ........   2,911    1,836    2,301    1,451    2,343    2,215    2,193    2,012    2,070    2,341    2,240    2,028
Gross profit .........   4,535    4,114    4,170    3,822    3,653    3,882    3,956    3,355    3,775    4,605    4,037    3,953
Operating expenses:
  Selling ............   2,164    2,012    2,327    2,077    1,909    2,300    2,053    1,760    1,844    2,399    1,635    2,167
  General and
    administrative ...   2,489    2,443    2,032    1,959    1,857    1,627    1,625    1,425    1,654    1,741    1,566    1,520
Total operating
  expenses ...........   4,653    4,455    4,359    4,036    3,766    3,927    3,679    3,185    3,498    4,140    3,201    3,688
Income (loss) from
  operations .........    (118)    (341)    (189)    (214)    (113)     (45)     278      170      277      465      837      266
Other income
  (expense), net .....     (96)   4,761     (195)    (134)    (136)    (140)    (138)    (237)    (135)    (122)    (142)    (137)
Income (loss) before
  provision for income
  taxes ..............    (214)   4,420     (384)    (348)    (249)    (185)     140      (67)     142      343      695      129
Provision (benefit)
  for income taxes ...       1        1       10       (2)       2        1        8     --          1        7     (151)    (154)
Net income ...........    (215)   4,419     (394)    (346)    (251)    (186)     132      (67)     141      337      846      283

INFLATION

     The Company does not believe its business and operations have been materially affected by inflation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     For recently issued accounting pronouncements that may affect the Company, see Note 1 of Notes to Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     THE COMPANY'S ABILITY TO BE PROFITABLE IN FISCAL 2006 WILL DEPEND IN PART ON REPLACING SALES PREVIOUSLY GENERATED FROM SALES OF EDDIE BAUER EYEWEAR.

     The Company returned to profitability in fiscal 2005 due in part to increasing its net sales. As of December 31, 2005, the Company's Eddie Bauer Eyewear license terminated as the Company determined not to exercise its renewal option. The Company had net sales of $4.0 million of Eddie Bauer Eyewear in fiscal 2005. The Company's ability to remain profitable in fiscal 2006 will depend in substantial part on its ability to replace a significant part of the sales previously generated through sales of Eddie Bauer Eyewear. The Company's plan to do this includes increasing its sales of other brands (including Hummer Eyegear, which was introduced in the middle of fiscal 2005), through expanding its direct sales force, increasing sales to midsize optical chains, and sales of sunwear to department stores and specialty sunwear stores. However, there can be no assurance the Company will be able to replace these net sales in fiscal 2006, and the failure to do so would have a material adverse affect on the Company's results of operations.

     BECAUSE THE COMPANY'S ABILITY TO REMAIN PROFITABLE DEPENDS IN PART ON ITS ABILITY TO INCREASE SALES OF ITS BRAND NAME EYEWEAR OTHER THAN EDDIE BAUER EYEWEAR, THE LOSS OF ANY MATERIAL BRAND NAME LICENSE WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS.

     Net sales of Laura Ashley Eyewear, bebe eyes and Nicole Miller Eyewear accounted for 23.2%, 22.4% and 18.6%, respectively, or a total of 64.2%, of the Company's net sales in fiscal 2005. While the Company intends to continue reducing its dependence on these lines through the development and promotion of Hummer Eyegear, Dakota Smith Eyewear, and its Signature line, the Company expects these lines to continue to be the Company's leading sources of revenue for the near future. The Laura Ashley license is automatically renewed through January 2008 provided the Company is not in breach of the license agreement and the royalty payment for the prior two contract years exceeds the minimum royalty for those years. Laura Ashley may also terminate the license agreement if minimum sales requirements are not met in any two years. The Company did not meet the minimum sales requirement for the license years ended January 2003, 2004 and 2005, but Laura Ashley waived noncompliance. The license for bebe eyes expires in June 2006; while the Company expects to renew the license, no assurance can be given that the licensor and the Company will enter into a new license or extend the existing license. The license for Nicole Miller Eyewear expires in March 2009, and may be renewed by the Company for a three-year term provided it is not in default. Each of these licensors may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

     THE INCREASING AVAILABILITY AND ACCEPTANCE OF VISION CORRECTION ALTERNATIVES MAY REDUCE CONSUMER DEMAND FOR FRAMES.

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

     THE COMPANY DEPENDS UPON SALES TO SEVERAL NATIONAL RETAIL OPTICAL CHAINS, AND THE LOSS OF OR MATERIAL REDUCTION IN PURCHASES BY ONE OR MORE CHAINS WOULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     Net sales to optical retail chains amounted to 22% and 19% of net sales in fiscal years 2004 and 2005, respectively. Substantially all of these sales were sales to national optical retail chains. These chains have increasingly marketed their own lower cost private label brands and are experiencing industry consolidation. The top two chains accounted for 13% of the Company's net sales in fiscal 2005. The continued decline in sales to national retail chains, or the loss of one or more national optical retail chains as a customer, would have a material adverse affect on the Company's business.

     THE COMPANY MUST OBTAIN THE APPROVAL OF ITS LICENSORS TO ALL ASPECTS OF THE DEVELOPMENT AND MARKETING OF THEIR BRAND-NAME FRAMES, AND DELAYS IN SUCH APPROVAL COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S BUSINESS.

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

     CERTAIN OF THE COMPANY'S BRAND NAME LICENSES LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL EYEGLASS FRAMES WITH COMPETING BRAND NAMES AND THUS LIMIT THE NUMBER OF LICENSES THE COMPANY CAN HAVE.

     Certain of the Company's licenses limits the Company's right to market and sell products with competing brand names. The Laura Ashley license prohibits the Company from selling any range of designer eyewear that is similar to Laura Ashley Eyewear in price and style, market position and market segment. The bebe license prohibits the Company from entering into license agreements with companies that bebe believes are its direct competitors. The Hart Schaffner Marx license prohibits the Company from marketing and selling another men's brand of eyeglass frames under a well-known fashion name with a wholesale price in excess of $40. The Company expects that each future license it obtains will contain some limitations on competition within market segments. The Company's growth, therefore, will be limited to capitalizing on its existing licenses in the prescription eyeglass market, introducing eyeglass frames in other segments of the prescription eyeglass market, and manufacturing and distributing products other than prescription eyeglass frames such as sunglasses. In addition, there can be no assurance that disagreements will not arise between the Company and its licensors regarding whether certain brand-name lines would be prohibited by their respective license agreements. Disagreements with licensors could adversely affect sales of the Company's existing eyeglass frames or prevent the Company from introducing new eyewear products in market segments the Company believes are not being served by its existing products.

     THE COMPANY HAS HAD HIGH LEVELS OF PRODUCT RETURNS.

     The Company has a product return policy that it believes is standard in the optical industry and is followed by its competitors. Under that policy, the Company must pre-approve all product returns, which it will do only for credit or exchange if the product has not been discontinued. As a general policy the Company does not make cash refunds. The Company's product returns for fiscal years 2004 and 2005 amounted to 18% and 14% of gross sales (sales before returns), respectively. The Company maintains an allowance for product returns that which it considers adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on the Company's business, operating results and financial condition.

     THE COMPANY COMPETES IN A HIGHLY COMPETITIVE ENVIRONMENT WITH COMPANIES THAT HAVE GREATER RESOURCES.

     The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including hundreds with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A. and Marchon Eyewear, Inc. Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed far longer, and are significantly larger than the Company's. At the major retail optical chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, as these chains have increasingly designed, manufactured and sold their own lower-priced private label brands. Luxottica, one of the largest eyewear companies in the world, is vertically integrated, in that it manufactures frames, distributes them through direct sales forces in the United States and throughout the world, and owns LensCrafters, one of the largest United States retail optical chains.

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

     THE DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY BENEFICIALLY OWN APPROXIMATELY 51% OF THE OUTSTANDING COMMON STOCK AND THUS CONTROL THE COMPANY.

     As of January 31, 2006, the directors and executive officers of the Company owned beneficially approximately 51% of the Company's outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

     BECAUSE OF THE COMPANY'S FINANCIAL CONDITION, IT WILL BE UNABLE TO PAY ANY DIVIDENDS FOR THE FORESEEABLE FUTURE.

     As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2005, the Company had an accumulated deficit of $18.7 million. As a result, the Company will not be able to pay dividends for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

     PROVISIONS IN THE COMPANY'S LICENSE AGREEMENTS THAT ALLOW THE LICENSORS TO TERMINATE THE LICENSES UPON A CHANGE OF CONTROL EFFECTED WITHOUT THEIR APPROVAL COULD HAVE THE EFFECT OF DISCOURAGING A THIRD PARTY FROM ACQUIRING OR ATTEMPTING TO ACQUIRE A CONTROLLING PORTION OF THE OUTSTANDING VOTING STOCK OF THE COMPANY AND COULD THEREBY DEPRESS THE MARKET VALUE OF THE COMMON STOCK.

     Each of the Laura Ashley, Hart Schaffner Marx, bebe and Hummer Eyegear licenses allows the licensor to terminate its license upon certain events that under the license are deemed to result in a change in control of the Company unless the change of control is approved by the licensor. The licensors' rights to terminate their licenses upon a change in control of the Company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of the outstanding voting stock of the Company and could thereby depress the market value of the Common Stock.

     THE ABILITY OF THE COMPANY'S BOARD OF DIRECTORS TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK COULD HAVE THE EFFECT OF DISCOURAGING A THIRD PARTY FROM ACQUIRING OR ATTEMPTING TO ACQUIRE A CONTROLLING PORTION OF THE OUTSTANDING VOTING STOCK OF THE COMPANY AND COULD THEREBY DEPRESS THE MARKET VALUE OF THE COMMON STOCK.

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

     IF WE HAVE A "CHANGE OF OWNERSHIP" AS DEFINED UNDER THE INTERNAL REVENUE CODE, THE COMPANY'S ABILITY TO USE ITS NET OPERATING LOSS CARRYFORWARDS ("NOLS") WOULD BE SIGNIFICANTLY LIMITED.

     As of October 31, 2005, the Company had NOLs for federal and state income tax purposes of approximately $14.9 million and $5.1 million, respectively, that expire through 2022. If a "change of ownership" of the Company occurs within the meaning of Section 382 of the Internal Revenue Code, the Company's ability to use these NOLs in the future would be significantly limited.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     FOREIGN CURRENCY RISKS. During fiscal 2005, at any month-end a maximum of $1.0 million and a minimum of $0.3 million of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese yen and euros. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at October 31, 2005.

     International sales accounted for approximately 12% of the Company's net sales in fiscal 2005. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin.

     INTEREST RATE RISK. The Company's credit facilities existing at October 31, 2005 had fixed interest rates. See Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, the Company does not believe it is subject to material interest rate risk.

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

ITEM 8 - FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Signature Eyewear, Inc.

We have audited the accompanying balance sheet of Signature Eyewear, Inc. as of October 31, 2005 and 2004, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Eyewear, Inc. as of October 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ GROBSTEIN, HORWATH & COMPANY LLP
----------------------------------------
Grobstein, Horwath & Company LLP

Sherman Oaks, California
January 11, 2006

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Signature Eyewear, Inc. and subsidiary
Inglewood, California


We have audited the accompanying consolidated statements of income, stockholders equity and cash flows for the year ended October 31, 2003 of Signature Eyewear, Inc. and subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Signature Eyewear, Inc. and subsidiary and its cash flows for the year ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
----------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 23, 2004

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                                                                     OCTOBER 31,
================================================================================




                                     ASSETS

                                                               2005            2004
                                                           ------------    ------------
CURRENT ASSETS

     Cash and cash equivalents                             $    735,654    $    522,370
     Certificate of deposit, restricted                         250,000         250,000
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $141,603 and $228,807           3,048,381       2,652,713
     Inventory                                                5,003,652       5,334,120
     Promotional products and materials                          48,143          40,242
     Prepaid expenses and other current assets                  178,400          90,694
     Deferred income taxes                                      127,500              --
                                                           ------------    ------------

            Total current assets                              9,391,730       8,890,139

PROPERTY AND EQUIPMENT, net                                     644,194         927,875
TOTAL DEPOSITS AND OTHER ASSETS                                 128,831         130,911
DEFERRED INCOME TAXES                                           178,500              --
                                                           ------------    ------------

                TOTAL ASSETS                               $ 10,343,255    $  9,948,925
                                                           ============    ============






   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                                                                     OCTOBER 31,
================================================================================




                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                               2005            2004
                                                           ------------    ------------
CURRENT LIABILITIES

     Accounts payable - trade                              $  4,671,477    $  5,059,198
     Accrued expenses and other current liabilities           1,776,280       2,428,060
     Reserve for customer returns                               290,810         302,045
     Current portion of long-term debt                          661,989         772,788
                                                           ------------    ------------

         Total current liabilities                            7,400,556       8,562,091

LONG-TERM DEBT, net of current portion                        6,391,647       6,454,257
                                                           ------------    ------------

            Total liabilities                                13,792,203      15,016,348
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         5,000,000 shares authorized Series A 2%
            convertible preferred stock, $0.001
            par value;
         1,360,000 shares authorized
         1,200,000 issued and outstanding                         1,200           1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,301,889 shares and 6,226,889 issued
            and outstanding                                       6,302           6,227
     Additional paid-in capital                              15,287,716      15,275,791
     Accumulated deficit                                    (18,744,166)    (20,350,641)
                                                           ------------    ------------

            Total shareholders' deficit                      (3,448,948)     (5,067,423)
                                                           ------------    ------------
                TOTAL LIABILITIES AND SHAREHOLDERS'
                DEFICIT                                    $ 10,343,255    $  9,948,925
                                                           ============    ============






   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF OPERATIONS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================


                                               2005            2004            2003
                                           ------------    ------------    ------------
NET SALES                                  $ 25,049,833    $ 23,608,736    $ 25,140,360
COST OF SALES                                 8,679,706       8,761,760       8,498,768
                                           ------------    ------------    ------------

GROSS PROFIT                                 16,370,127      14,846,976      16,641,592
                                           ------------    ------------    ------------

OPERATING EXPENSES
     Selling                                  8,045,587       8,022,947       8,580,404
     General and administrative               6,107,784       6,105,880       8,437,158
     Depreciation and amortization              372,794         427,782         486,031
                                           ------------    ------------    ------------
         Total operating expenses            14,526,165      14,556,609      17,503,593
                                           ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                 1,843,962         290,367        (862,001)
                                           ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Sundry income (expense)                     24,011         (75,164)        213,097
     Gain on sale of trademark                       --              --         469,103
     Gain on extinguishment of debt, net             --              --       4,098,687
     Interest expense                          (559,431)       (575,768)       (445,239)
                                           ------------    ------------    ------------

         Total other income (expense)          (535,420)       (650,932)      4,335,648
                                           ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES AND                         1,308,542        (360,565)      3,473,647
PROVISION (BENEFIT) FOR INCOME TAXES           (297,933)         10,608          10,492
                                           ------------    ------------    ------------

INCOME (LOSS)                                 1,606,475        (371,173)      3,463,155
PREFERRED STOCK DIVIDENDS                            --              --          (8,000)
                                           ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON
     STOCK SHAREHOLDERS                    $  1,606,475    $   (371,173)   $  3,455,155
                                           ============    ============    ============

Basic earnings (loss) per share            $       0.26    $      (0.06)   $       0.60
                                           ============    ============    ============

DILUTED EARNINGS (LOSS) PER SHARE          $       0.25    $      (0.06)   $       0.60
                                           ============    ============    ============

Weighted-average common shares
     OUTSTANDING - BASIC                      6,269,834       6,102,231       5,752,240
                                           ============    ============    ============

WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                    6,360,963       6,102,231       5,752,240
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

                              SERIES A 2% CONVERTIBLE
                                  PREFERRED STOCK                 COMMON STOCK           ADDITIONAL
                            ---------------------------   ---------------------------      PAID-IN      ACCUMULATED
                               SHARES         AMOUNT         SHARES         AMOUNT         CAPITAL        DEFICIT         TOTAL
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, October 31, 2002              0   $         --      5,556,889   $      5,557   $ 14,432,621   $(23,434,623)  $ (8,996,445)
Issuance of common stock
    as compensation                                            420,000            420          4,620                         5,040
Issuance of preferred stock
    in conjunction with
    Bluebird financing         1,200,000          1,200                                      798,800                       800,000
Preferred stock dividends                                                                                    (8,000)        (8,000)
Net income                                                                                                3,463,155      3,463,155
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, October 31, 2003      1,200,000          1,200      5,976,889          5,977     15,236,041    (19,979,468)    (4,736,250)
Issuance of common stock                                       250,000            250         39,750                        40,000
Net loss                                                                                                   (371,173)      (371,173)
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, October 31, 2004      1,200,000          1,200      6,226,889          6,227     15,275,791    (20,350,641)    (5,067,423)
Issuance of common stock                                        75,000             75         11,925                        12,000
Net income                                                                                                1,606,475      1,606,475
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, OCTOBER 31, 2005      1,200,000   $      1,200      6,301,889   $      6,302   $ 15,287,716   $(18,744,166)  $ (3,448,948)
                            ============   ============   ============   ============   ============   ============   ============






   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================




                                                                2005            2004            2003
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                       $  1,606,475    $   (371,173)   $  3,455,155
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Stock to be issued as compensation                            --              --           5,040
        Deferred tax asset                                      (306,000)             --              --
        Depreciation and amortization                            372,794         427,782         486,029
        Provision for bad debts                                  (87,204)       (274,682)         52,412
        Provision for inventory write down                            --          93,755         159,018
        Reserve for customer returns                             (11,235)       (317,415)     (1,667,474)
        Gain on extinguishment of debt                                --              --      (4,098,687)
        Gain on sale of trademark                                     --              --        (469,103)
        (Increase) decrease in:
           Accounts receivable - trade                          (308,465)        (96,776)        809,282
           Inventories                                           330,468         527,378        (599,569)
           Income taxes refundable                                    --              --           2,704
           Promotional products and materials                     (7,901)        (30,817)         78,487
           Prepaid expenses and other current assets             (87,706)        (71,398)         30,569
        Increase (decrease) in:
           Accounts payable - trade                             (387,721)       (308,378)        557,127
           Accrued expenses and other current liabilities       (651,780)        705,234         (80,027)
                                                            ------------    ------------    ------------

Net cash provided by (used in) operating activities              461,725         283,510      (1,279,037)
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                           (89,112)         (1,297)        (15,306)
    Deposits and other assets                                      2,080         (15,856)         (2,348)
    Cash received from sale of trademark                              --              --         600,000
                                                            ------------    ------------    ------------

Net cash provided by (used in) investing activities              (87,032)        (17,153)        582,346
                                                            ------------    ------------    ------------








   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED OCTOBER 31,
================================================================================




                                                                2005            2004            2003
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Certificate of deposit                                            --              --        (250,000)
    Net increase (decrease) in lines of credit                  (205,000)             --      (2,317,134)
    Proceeds from short-term debt                                350,000         550,000              --
    Payments on short-term debt                                 (603,610)       (250,000)             --
    Payments on long-term debt                                  (776,492)       (497,238)     (5,000,312)
    Borrowings on long-term debt                               1,061,693              --       6,800,000
    Proceeds from sale of preferred stock                             --              --         800,000
    Proceeds from sale of common stock                            12,000          40,000              --
                                                            ------------    ------------    ------------

Net cash provided by (used in) financing activities             (161,409)       (157,238)         32,554
                                                            ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents             213,284         109,119        (664,137)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     522,370         413,251       1,077,388
                                                            ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $    735,654    $    522,370    $    413,251
                                                            ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        INTEREST PAID                                       $    235,479    $    312,400    $    365,939
                                                            ============    ============    ============

        INCOME TAXES PAID                                   $      8,066    $     10,608    $     77,721
                                                            ============    ============    ============







   The accompanying notes are an integral part of these financial statements.

                             SIGNATURE EYEWEAR, INC.

                              FINANCIAL STATEMENTS
               FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 and 2003


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

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

DURING THE YEAR ENDED OCTOBER 31, 2005, THE COMPANY:

     o modified certain options granted under its stock plan to provide that the options vest if the Company was profitable for fiscal 2005 and the optionees are employed by the Company on December 31, 2005.

                             SIGNATURE EYEWEAR, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                                                October 31, 2005

NOTE 1.  ORGANIZATION AND LINE OF BUSINESS

         Signature Eyewear, Inc. (the "Company") designs, markets and distributes eyeglass frames throughout the United States and internationally. The Company conducts its operations primarily from its principal executive offices and a warehouse in Inglewood, California, and a warehouse and sales office in Belgium.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         For transactions satisfying the conditions for revenue recognition under Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," and Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48 and SAB No. 104, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. The Company had no deferred revenue at October 31, 2005 and 2004. For the fiscal years ended October 31, 2005, 2004 and 2003, the Company had sales returns totaling $4,029,521, $5,151,128 and $6,683,346, respectively.

         EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. The Company adopted EITF 00-10 in the fourth quarter of fiscal 2004 and has restated its previously issued annual and quarterly financial information affected by such adoption. The adoption of EITF 00-10 had no effect on net income reported in all current and prior periods. The impact of the adoption of EITF 00-10 was to increase net sales by $764,176, $673,539 and $720,346 for the fiscal years ended October 31, 2005, 2004 and 2003, respectively, with a corresponding increase in selling costs. The impact on the quarterly results of operations is presented in Note 12.

         The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

SHIPPING AND HANDLING COSTS

         Shipping and handling costs associated with inbound freight totaled $468,580, $346,584 and $377,647 in the fiscal years ended October 31, 2005, 2004 and 2003, respectively. Other shipping and handling costs are included in selling expenses and totaled $1,512,864, $1,369,036 and $1,499,511 in the fiscal years ended October 31, 2005, 2004 and 2003, respectively.

COMPREHENSIVE INCOME

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the fiscal years ended October 31, 2005, 2004 and 2003, comprehensive income is not presented in the Company's financial statements since the Company did not have any material translation adjustments or any of the other items of comprehensive income in any period presented.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and highly liquid securities with original maturities of three months or less.

RESTRICTED CASH

         Restricted cash consists of a certificate of deposit held as collateral for the HLIC term loan (see Note 4).

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

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

         Office furniture and equipment               7 years
         Computer equipment                           3 years
         Software                                     3 years
         Machinery and equipment                      5 years
         Leasehold improvements                       term of the lease

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments recorded at market or fair value include cash, interest-bearing cash equivalents and debt. The following methods were used by the Company to estimate the fair value of all financial instruments that are not otherwise carried at fair value on the accompanying balance sheets:

                  RESTRICTED CASH. The fair value of restricted cash is estimated using interest rates it would receive currently for similar types of arrangements.

                  NOTES PAYABLE AND OTHER LONG-TERM DEBT. The fair value of notes payable and other long-term debt is estimated using a model that estimates fair values at market rates.

         The carrying or notional amounts and fair values of the Company's financial instruments at October 31, 2005 and 2004 were as follows:

                                             2005                        2004
                                   ------------------------    ------------------------
                                    CARRYING        FAIR        CARRYING       FAIR
                                      VALUE         VALUE        VALUE         VALUE
                                   ----------    ----------    ----------    ----------
FINANCIAL ASSETS:
Restricted Cash                    $  250,000    $  250,000    $  250,000    $  250,000


FINANCIAL LIABILITIES:

Term note payable - HLIC           $2,744,575    $2,646,000    $2,936,867    $2,847,000

Revolving line of credit - HLIC    $  295,000    $  295,000    $  500,000    $  329,000

Term note payable - HLIC                 --            --      $  200,000    $  185,000

Term note payable - Bluebird       $2,863,901    $2,154,000    $2,900,000    $2,794,000

Note payable - Commercial Bank     $  394,467    $  394,000    $  536,567    $  465,000

Term note payable - HLIC           $  655,693    $  655,000          --            --

Term note payable - Eagle Star     $  100,000    $  100,000          --            --

STOCK-BASED COMPENSATION

         The Company accounts for its employee stock plan under the intrinsic value recognition and measurement provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has resulted. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123 (Revised 2004) "Share Based Payments."

ADVERTISING EXPENSE

         The Company charges to expense all advertising costs as they are incurred. Advertising expense for the fiscal years ended October 31, 2005, 2004 and 2003, was $454,908, $341,801 and $595,541, respectively.

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

FOREIGN CURRENCY TRANSLATION

         The Company's Belgium branch's functional currency is the Euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were immaterial for the years ended October 31, 2005, 2004 and 2003.

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

MAJOR CUSTOMERS

         The Company had sales to one customer that represented 8%, 8% and 11% of net sales for the fiscal years ended October 31, 2005, 2004 and 2003, respectively.

MAJOR VENDORS

         The Company had purchases from two vendors amounting to 26% and 16%, respectively, for the fiscal year ended October 31, 2005, 20% and 20%, respectively, for the fiscal year ended October 31, 2004, and 16% and 14%, respectively, for the fiscal year ended October 31, 2003.

RECLASSIFICATIONS

         Certain amounts included in the prior years' financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on reported net income (loss) and are immaterial to the financial statements as a whole.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be charged to expense as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant effect on the Company's financial statements.

         In November 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" ("SFAS 153"). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS 153 will have a material effect on its financial statements.

         In December 2004, the FASB issued SFAS No. 123(R), which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board

(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In April 2005, the Securities Exchange Commission ("SEC") amended Rule 401(a) of Regulation S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, the Company is required to adopt SFAS No. 123(R) in the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will not have a material effect on its results of operations.

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on its financial statements.

NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment at October 31, 2005 and 2004 consisted of the following:

                                                         2005           2004
                                                     -----------    -----------

Computer equipment                                   $ 1,577,915    $ 1,498,392
Leasehold improvements                                 1,200,590      1,195,190
Software                                               1,132,660      1,123,340
Office furniture and equipment                           912,756        912,756
Machinery and equipment                                  709,295        714,424
                                                     -----------    -----------
                                                       5,533,216      5,444,102

Less accumulated depreciation and amortization        (4,889,022)    (4,516,227)
                                                     -----------    -----------
                  TOTAL                              $   644,194    $   927,875
                                                     ===========    ===========

         Depreciation and amortization expense was $372,794, $427,782 and $486,031 for the fiscal years ended October 31, 2005, 2004 and 2003, respectively (including depreciation expense of $0, $0 and $41,959, respectively, on machinery and equipment held under capital lease agreements).

NOTE 4.  LONG-TERM DEBT

         Long-term debt at October 31, 2005 and 2004 consisted of the following:

                                                                                   2005          2004
                                                                                ----------    ----------
Term note payable to HLIC in the original amount of $3,000,000, bearing interest at 10% per annum, secured by the assets of the Company, a letter of credit in the amount of $1,250,000 and a $250,000 certificate of deposit issued by HLIC; payments of interest only through March 2004 and thereafter monthly installments of principal
     and interest ($39,777) with a payment of $2,044,206 due in April 2008      $2,744,575    $2,936,867

Revolving line of credit from HLIC in the amount of $500,000, secured by the collateral securing the HLIC term note, bearing interest at 12%
     per annum on the outstanding balance, due in April 2008                       295,000       500,000

Term note payable to Bluebird Finance Limited in the original amount of
     $2,900,000, secured by the assets of the Company (subordinated to the
     HLIC credit facility), bearing interest at 5% per annum, and payable
     in quarterly installments of $72,500, commencing in July 2005               2,863,901     2,900,000

Note payable to a commercial bank in the original amount of $750,000, secured by certain property and equipment, bearing interest at 4% per annum, payable in 39 monthly installments of $13,812, commencing
     March 31, 2003, with the remaining principal and accrued interest due
     on February 28, 2008                                                          394,467       536,567

Term note payable to Eagle Star Finance in the original amount of
     $350,000, unsecured, bearing interest at 3% per annum payable in monthly installments of $50,000 commencing in May 2005, with the
     remaining principal and interest due on November 27, 2005                     100,000           --

Term note payable to HLIC in the original amount of $655,693, secured by the collateral securing the HLIC note, bearing interest at 12% per
     annum and due and payable on July 31, 2007                                    655,693           --

Term note payable to HLIC in the original amount of $200,000, secured by the collateral securing the HLIC term note, bearing interest at 12%
     per annum and due and payable on June 29, 2005                                    --        200,000

Term note payable to Pearltime Investments in the original amount of
     $350,000, unsecured, bearing interest at 3% per annum payable in monthly installments of $50,000 commencing on April 30, 2004, due on
     December 29, 2004                                                                 --        100,000

Note payable to lessor of the Company's principal offices and warehouse in the original amount of $240,000, unsecured, payable in monthly installments of $4,134, including interest at 10% per annum, maturing
     on May 1, 2005                                                                    --         28,001

Note payable to lessor of the Company's principal offices and warehouse in the original amount of $89,405, unsecured, payable in monthly installments of $3,757, including interest at 8% per annum, maturing
     on May 1, 2005                                                                    --         25,610
                                                                                ----------    ----------
                                                                                 7,053,636     7,227,045
Less current portion                                                               661,989       772,788
                                                                                ----------    ----------
                  LONG-TERM PORTION                                             $6,391,647    $6,454,257
                                                                                ==========    ==========

         Future maturities of long-term debt at October 31, 2005 were as follows:

          YEAR ENDING                     AMOUNTS
          OCTOBER 31,                     MATURING
          -----------                   -----------
             2006                       $   661,989
             2007                         1,206,650
             2008                         2,833,757
             2009                           175,212
             2110                           184,176
             Thereafter                   1,991,852
                                        -----------
                      TOTAL             $ 7,053,636
                                        ===========

HOME LOAN INVESTMENT COMPANY ("HLIC") CREDIT FACILITY

         In April 2003, the Company obtained a $3,500,000 credit facility from HLIC. The credit facility is secured by all of the assets of the Company and includes a $3,000,000 term loan and a $500,000 revolving line of credit. Additional collateral includes a letter of credit in the amount of $1,250,000 and a $250,000 certificate of deposit issued by the lender. On October 31, 2005, the Company obtained a $655,693 term loan due July 31, 2007 that replaced a $406,000 term loan due on June 6, 2006.

         The terms of the credit facility include certain financial and non-financial covenants, which include that the Company must maintain inventories, accounts receivable, and cash of not less than $7,000,000; and that the Company cannot incur any additional debt, engage in any merger or acquisition, or pay any dividends or make any distributions to shareholders other than stock dividends without the consent of HLIC. As of October 31, 2005, the Company was in compliance with HLIC loan covenants.

         As further consideration for the credit facility, the Company also granted HLIC warrants to purchase 100,000 shares of common stock. The warrants are vested, expire on April 30, 2008, and have an exercise price of $0.67 per share.

         An individual who is a director, officer and shareholder of HLIC beneficially owns 650,000 shares of the common stock of the Company (including the 100,000 shares that may be acquired upon exercise of the HLIC warrants), representing approximately 10% of the outstanding common stock (assuming exercise of the warrants). For the fiscal years ended October 31, 2005, 2004 and 2003, interest expense to HLIC amounted to $379,379, $380,634 and $183,489, respectively. Accrued interest expense to HLIC as of October 31, 2005 and 2004 amounted to $27,312 and $37,492, respectively.

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

         Bluebird owns all of the outstanding Series A 2% Convertible Preferred Stock of the Company. If converted, these shares would represent approximately 17% of the outstanding common stock. See Note 7. For the fiscal years ended October 31, 2005, 2004 and 2003, interest expense to Bluebird amounted to $366,674, $218,493 and $79,300, respectively. Accrued interest expense to Bluebird as of October 31, 2005 and 2004 amounted to $295,674 and $218,493, respectively. As of October 31, 2005, the Company was in compliance with Bluebird loan covenants.

NOTE 5.  EXTINGUISHMENT OF DEBT

         In April 2003, the Company entered into various agreements with certain of its creditors and commercial banks, which resulted in the Company recognizing a gain of $4,098,687 on extinguishment of debt, net of expenses of $233,848. This gain has been recorded in "Other Income" in the financial statements for the year ended October 31, 2003. Income taxes are not allocable to this gain as the Company had net operating losses to offset this gain.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

LEASES

         The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California. The lease expires in June 2007 and the Company has an option to renew the lease for a two-year period. The lease provides for minimum monthly rental payments of $46,900 increasing to $48,500 in June 2006, and the Company is also responsible for the monthly payment of $6,624 for the common area operating expenses, utilities and insurance. The minimum monthly rent increases to $51,200 during the option period.

         The Company leases a warehouse and sales office in Belgium under an operating lease that expires in August 2009. The lease provides for minimum monthly rental payments of $3,400. The Company subleases a portion of this facility on a month-to-month basis.

         Future minimum lease payments on these leases as of October 31, 2005 were as follows:

                         YEAR ENDING         LEASE
                         OCTOBER 31,        PAYMENTS
                         -----------       ----------
                             2006          $  610,280
                             2007             427,480
                             2008              39,480
                             2009              32,900
                                           ----------
                            TOTAL          $1,110,140
                                           ==========

         Rent expense was $609,603, $756,850 and $738,406 for the fiscal years ended October 31, 2005, 2004 and 2003, respectively (net of sublease income of $6,000, $90,480 and $212,160 for the three fiscal years, respectively).

EMPLOYMENT AGREEMENT

         In April 2003, the Company entered into an employment agreement with Michael Prince, the Company's President/Chief Executive Officer/Chief Financial Officer, pursuant to which he receives a salary of $240,000 per year, subject to an annual review. Effective August 1, 2005, Mr. Prince's salary was increased to $275,000.

         Mr. Prince also received 420,000 shares of common stock under the following conditions:

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

         Because the Company had income from ordinary operations for the year ended October 31, 2005, the first 210,000 shares are no longer subject to risk of forfeiture.

         If prior to August 31, 2010, Mr. Prince's employment is terminated without cause or he terminates his employment for "good reason":

         (i) he will be entitled to a lump sum payment of all salary to which he would have been entitled under the employment agreement from the date of termination through August 31, 2010; and

         (ii) any of the 420,000 shares which have not vested will vest and be free of the risk of forfeiture.

CONSULTING AGREEMENTS

         In June 2000, the Company entered into a consulting agreement with a consultant to provide advice and assistance to the Company. Pursuant to the agreement, as amended, this unsecured consulting obligation is payable in varying monthly installments ranging from $3,500 to $20,000 through April 2007. Consulting services, and the related payment obligation, were suspended from May 2004 through January 2005. Total minimum payments under this consulting obligation at October 31, 2005 were as follows:

                         YEAR ENDING       CONSULTING
                         OCTOBER 31,        PAYMENTS
                         -----------       ----------
                             2006            $56,000
                             2007             64,000
                             2008             22,000
                                           ----------
                            TOTAL          $ 142,000
                                           ==========

         Total fees paid for this consulting obligation for the fiscal years ended October 31, 2005, 2004 and 2003 amounted to $39,500, $49,000 and $54,000, respectively.

         In April 2003, the Company entered into a three-year consulting agreement with Dartmouth Commerce of Manhattan, Inc. in connection with the Company's recapitalization and the appointment of Richard M. Torre as Chairman of the Board. Mr. Torre owns Dartmouth Commerce. This agreement provides for the payment of annual compensation in the amount of $55,000 per year. Total consulting fees paid under this agreement during the fiscal years ended October 31, 2005, 2004 and 2003 were $55,000, $55,000 and $27,500, respectively.

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

         The Company has a license agreement with Hart Schaffner Marx, which grants the Company certain rights to use the "Hart Schaffner & Marx" trademarks in connection with the distribution, marketing, and sale of eyewear products. The license period extends through December 31, 2005 and may be renewed for three-year terms in perpetuity provided that specified minimum sales are achieved and the Company is not in default under the license agreement.

         The Company had a license agreement with Eddie Bauer Diversified Sales LLC, which granted the Company certain rights to use the "Eddie Bauer" trademark in connection with the distribution, marketing and sale of eyewear products. The license terminated as of December 31, 2005, but the Company may continue to sell licensed products through August 2006.

         The Company has a license agreement with Kobra International, which grants the Company rights to use the "Nicole Miller" trademark in connection with the distribution, marketing and sale of eyewear products. The license period extends until March 31, 2006. The Company has extended this license through a new license agreement for a three-year term commencing April 1, 2006. The Company has the right to renew the license for one additional three-year term (through March 31, 2012) provided it generates specified level of sales in the third license year and is not in default under the license.

         The Company has a license agreement with bebe stores, inc., which grants the Company certain rights to use the "bebe" trademark in connection with the distribution, marketing and sale of bebe prescription eyewear products. The license period extends through June 30, 2006. The Company's license for bebe eyes provides that bebe stores may terminate the license if the Company is insolvent. Because the Company has a shareholders' deficit, it may be deemed to be insolvent, which would permit bebe to terminate the license. As of October 31, 2005, bebe had not notified the Company that it seeks to terminate the license.

         The Company has a license agreement with General Motors Corporation, which grants the Company certain rights to use the "Hummer" trademark in connection with the distribution, marketing and sale of eyewear products. The license period extends to December 31, 2007 and can be renewed for an additional two-year term provided the Company is not in breach of the license agreement and has met the minimum royalty requirement.

         Total minimum royalties payable under all of the Company's license agreements at October 31, 2005 were as follows:


                         YEAR ENDING         MINIMUM
                         OCTOBER 31,        ROYALTIES
                         -----------       ----------
                             2006          $2,118,023
                             2007           1,440,833
                             2008             677,500
                             2009             389,583
                                           ----------
                            TOTAL          $4,625,939
                                           ==========

         Total royalty expense charged to operations for the fiscal years ended October 31, 2005, 2004 and 2003, were $1,816,288, $2,295,371 and $2,456,292, respectively.

         In addition to the above minimum royalties payable, the Company is required under certain license agreements to advertise and market licensed trademark brands as specified in the respective agreements. The Company was in compliance with these minimum advertising requirements for the fiscal years ended October 31, 2005, 2004 and 2003.

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

SALE AND LICENSE BACK OF DAKOTA SMITH TRADEMARK AND INVENTORY

         In February 2003, the Company sold all of its rights to its Dakota Smith eyewear trademark for $600,000 and the related inventory for $400,000. Concurrently, the Company entered into a three-year exclusive license agreement, with a two-year renewal option, with the purchaser to use the trademark for eyeglass frames sold and distributed in the United States and certain other countries. The license agreement specifies certain guaranteed minimum royalties per annum. The Company also repurchased the Dakota Smith inventory for a non-interest-bearing note in the amount of $400,000 that paid off in fiscal 2004.

LITIGATION

         At October 31, 2005, the Company was not involved in any litigation.

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

DESIGNATION AND ISSUANCE OF SERIES A 2% CONVERTIBLE PREFERRED STOCK

         In April 2003, the Company designated a new series of preferred stock, designated as "Series A 2% Convertible Preferred Stock" (the "Series A Preferred"), authorizing 1,360,000 shares and issuing 1,200,000 shares to Bluebird for $800,000, or $0.6667 per share. The Series A Preferred provides for cumulative dividends at the rate of 2% per annum payable in cash or additional shares of Series A Preferred, and has a liquidation preference equal to $0.67 per share plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred, commencing on April 21, 2005 at the liquidation preference plus accrued and unpaid dividends and a premium of $450,000.

         The Company must redeem the Series A Preferred upon certain changes of control, as defined in the agreement, to the extent the Company has the funds legally available at the same redemption price. The Series A Preferred is convertible into common stock on a share-for-share basis, subject to adjustments for stock splits, stock dividends, and similar events.

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

         As of October 31, 2005, the Board of Directors had not declared any dividends on the Series A Preferred and dividends in arrears were approximately $40,000. Accordingly, the holders of the Series A Preferred have the right to increase the size of the Board by two and elect the two new directors. The holder of the Series A Preferred have waived that right.

STOCK OPTIONS AND RESTRICTED STOCK

         At October 31, 2005, the Company had one stock-based employee compensation plan, the 1997 Stock Plan. The 1997 Stock Plan provides for the issuance from time to time of up to 800,000 shares of common stock to directors, officers, employees and consultants pursuant to awards such as stock options and restricted stock sales. The Board of Directors establishes the terms of the awards, including price, vesting and expiration date. The 1997 Stock Plan terminates in May 2007. As of October 31, 2005, under the plan, 250,000 shares had been issued, 260,600 shares were subject to outstanding options and 289,400 shares were available for future awards.

         On February 1, 2004, the Company granted to: (i) Richard M. Torre, Chairman of the Board, an option to purchase 100,000 shares for $0.12 per share;
(ii) each of the four non-employee directors (including Richard M. Torre) an option to purchase 25,000 shares for $0.16 per share; and (iii) several executive officers options to purchase a total of 62,500 shares for $0.20 per share which would vest only if the Company generated net earnings for the year ended October 31, 2004. The closing sales price of the common stock on January 30, 2004 (the last trading day before the grant) was $0.11 per share.

         On January 10, 2005, the Company modified the options granted to executive officers to provide the they would vest if the Company generated net earnings for the year ended October 31, 2005 and the executive officer was employed by the Company on December 31, 2005.

         The following is a summary of stock option activity under the plan for the fiscal years ended October 31, 2005, 2004 and 2003:

                                                                        WEIGHTED
                                                                        AVERAGE
                                               NUMBER                   EXERCISE
                                             OF SHARES      RANGE        PRICE
                                             ---------    ----------   ---------

         Outstanding, October 31, 2002         367,300      $4-$10       $8.10
                  Canceled                    (149,500)     $4-$10       $8.25
                                             ---------    ----------   ---------
         Outstanding, October 31, 2003         217,800      $4-$10       $7.99
                  Granted                      262,500    $0.12-$.20     $0.15
                  Canceled                     (97,300)   $0.20-$10      $8.56
                                             ---------    ----------   ---------
         Outstanding, October 31, 2004         383,000    $0.12-$10      $2.48
                  Exercised                    (75,000)     $0.16        $0.16
                  Canceled                    (109,900)   $0.20-$10      $1.54
                  Granted                       62,500      $0.20        $0.20
                                             ---------    ----------   ---------
         Outstanding, October 31, 2005         260,600    $0.12-$10      $2.95

         EXERCISABLE, OCTOBER 31, 2005         260,600    $0.12-$10      $2.95


         The options shown as granted and cancelled in the year ended October 31, 2005 represent options that were modified during the fiscal year to modify the vesting and termination provisions.

         Outstanding options have a term of 10 years and options typically vest one year from their grant date.

         The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation plan cost is reflected in net income, as all options granted under this plan had an exercise price not less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the fiscal years ended October 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                     2005          2004          2003
                                                  ----------    ----------    ----------
Net (loss) income for the year - as reported      $1,606,475    $ (371,173)   $3,463,155
Compensation expense - net of tax                     (4,837)      (17,030)         --
                                                  ----------    ----------    ----------

Net (loss) income for the year - pro forma        $1,601,638    $ (388,203)   $3,463,155
                                                  ----------    ----------    ----------

Basic earnings (loss) per share - as reported     $     0.26    $    (0.06)   $     0.60
                                                  ----------    ----------    ----------

Diluted earnings (loss) per share - as reported   $     0.25    $    (0.06)   $     0.60
                                                  ----------    ----------    ----------

Basic earnings (loss) per share  - pro forma      $     0.26    $    (0.06)   $     0.60
                                                  ----------    ----------    ----------

Diluted earnings (loss) per share - pro forma     $     0.25    $    (0.06)   $     0.60
                                                  ----------    ----------    ----------

         Compensation expense for the options that were issued prior to fiscal 2004 would have no impact on the pro-forma disclosures as all costs associated with the options would have been incurred as of fiscal 2001.

         The weighted average fair value of stock options granted during the fiscal years ended October 31, 2005 and 2004 was $0.077 and $0.065, respectively. The Company used the Black-Scholes option pricing model to estimate the value at each grant date, under the following weighted average assumptions:
                                                        2005            2004
                                                     ----------      ---------

                         Risk free interest rate        3.20%           1.84%
                         Expected dividend yield          --              --
                         Expected volatility          170.00%         130.00%
                         Expected life (in years)          2               2

WARRANTS

         In April 2003, the Company issued warrants to purchase 100,000 shares of the Company's common stock for $0.67 per share to HLIC in connection with the HLIC credit facility (see Note 4).

         The following is a summary of warrants outstanding:
                                                                        WEIGHTED
                                                                        AVERAGE
                                               NUMBER                   EXERCISE
                                             OF SHARES      RANGE        PRICE
                                             ---------    ----------   ---------
         Outstanding, October 31, 2002          50,000       $7.50       $7.50
                  Issued                       100,000       $0.67       $0.67
                                             ---------    ----------   ---------
         Outstanding, October 31, 2003         150,000    $.67-$7.50     $2.95
                  Canceled                     (50,000)      $7.50       $7.50
                                             ---------    ----------   ---------
         Outstanding, October 31, 2004         100,000       $0.67       $0.67
                  Change                           -0-         -0-         -0-
                                             ---------    ----------   ---------
         OUTSTANDING, OCTOBER 31, 2005         100,000       $0.67       $0.67
                                             =========
         EXERCISABLE, OCTOBER 31, 2005         100,000       $0.67       $0.67
                                             =========

NOTE 8.  INCOME (LOSS) PER SHARE

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

         The following potential common shares have been excluded from the computations of diluted (loss) per share for the years ended October 31, 2005, 2004 and 2003 because the effect would have been anti-dilutive:

                                          2005         2004         2003
                                       ---------    ---------    ---------
         Preferred shares              1,200,000    1,200,000    1,200,000
         Stock options                   103,100      383,000      217,800
         Warrants                        100,000      100,000      150,000
                                       ---------    ---------    ---------
              TOTAL                    1,403,100    1,683,000    1,567,800
                                       =========    =========    =========


NOTE 9.  INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of October 31, 2005 and 2004 consisted of the following:

                                                    2005           2004
                                                -----------    -----------
         Allowance for doubtful accounts        $    61,000    $    98,000
         Capitalization of inventory costs           10,000        259,000
         Legal fees accrual                            --           36,000
         Sales returns reserve                      (78,000)       129,000
         Depreciation and amortization            2,250,000      2,133,000
         Net operating loss carry-forward         5,286,000      5,933,000
         Other                                       99,000         52,000
         Valuation allowance                     (6,986,000)    (8,294,000)
                                                -----------    -----------
            Total tax-deferred assets           $   642,000    $   346,000
         Deferred tax liability -
            State taxes                            (336,000)      (346,000)
                                                -----------    -----------
                  NET DEFERRED TAXES ASSET      $   306,000    $      --
                                                ===========    ===========

         The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the fiscal years ended October 31, 2005, 2004 and 2003.

                                                    2005           2004           2003
                                                -----------    -----------    -----------
Current
     Federal                                    $       204    $       --     $       --
     State                                           11,000         10,608         10,492
                                                -----------    -----------    -----------
                                                $    11,204    $    10,608    $    10,492
                                                -----------    -----------    -----------

Deferred
     Federal, current                           $  (127,500)           --             --
     Federal, non-current                          (178,500)           --             --
                                                -----------    -----------    -----------
                                                $  (306,000)           --             --
                                                -----------    -----------    -----------

TOTAL PROVISION (BENEFIT)
    FOR INCOME TAX                              $  (294,796)   $    10,608    $    10,492
                                                ===========    ===========    ===========

         A reconciliation of the provision for (benefit from) income taxes and the amount computed by applying the federal statutory rate to loss before benefit for income taxes for the years ended October 31, 2005, 2004 and 2003 is as follows:

                                                    2005           2004           2003
                                                -----------    -----------    -----------
Computed income tax benefit at federal
     statutory rate                             $   444,904    $  (122,591)   $ 1,182,754
Increase (decrease) resulting from
     State income taxes                              83,540         41,928        308,920
     Permanent items                                  1,123          1,320           --
     Change in valuation allowance                 (518,755)        89,951     (1,385,915)
     Other, net                                        --             --          (95,267)
                                                -----------    -----------    -----------
                  TOTAL                         $    10,812    $    10,608    $    10,492
                                                ===========    ===========    ===========

         As of October 31, 2005, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $14,911,000 and $5,438,000, respectively. As of October 31, 2004, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,371,000 and $5,873,000, respectively.

         The company has substantial net operating loss carry-forwards and hence some benefit for income taxes have been provided for. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not a substantial portion of deferred tax assets will not be realized.

         Realization of this deferred tax assets is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that forecasted taxable income will be sufficient to utilize some of the tax carry-forwards before their expiration. However, there can be no assurance that the Company will meet its expectation of future income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such occurrence could materially adversely affect the Company's results of operations and financial condition.

         As of October 31, 2005 and 2004, the Company had available Alternative Minimum Tax credit carry-forwards for tax purposes of approximately $114,000 that may be used indefinitely to reduce regular federal income tax until exhausted

NOTE 10. EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, and may elect to separately contribute up to 100% of their annual bonus, if any, to the plan. The Company may also elect to make discretionary contributions. In January 2006, for the plan's year ended December 31, 2005, the Company provided matching contributions of $40,000. For the year ended October 31, 2004, the Company provided matching contributions of $20,000. For the year ended October 31, 2003, the Company provided matching contributions of $25,112.

NOTE 11. FOREIGN OPERATIONS

         The Company operates a branch in Belgium. The following is a summary of the Company's foreign operations:

                                           2005           2004
                                       -----------    -----------
         Balance Sheet
              Identifiable assets      $   769,288    $ 1,087,154


                                           2005           2004           2003
                                       -----------    -----------    -----------
         Statement of Operations
              Net sales                $ 1,503,438    $ 1,737,621    $ 1,985,772
              Net income               $    87,194    $    43,666       $187,479

         In addition, the Company exported directly from the United States to foreign countries. During the fiscal years ended October 31, 2005, 2004 and 2003, such net sales amounted to $1,521,935, $1,471,957 and $1,643,788, respectively.

NOTE 12. QUARTERLY INFORMATION (UNAUDITED)

         The following tables represent the Company's quarterly data for the fiscal years ended October 31, 2005, 2004 and 2003

                                                                   2005
                              ----------------------------------------------------------------------------
                                 FIRST          SECOND           THIRD          FOURTH
                                QUARTER         QUARTER         QUARTER         QUARTER           TOTAL
                              ------------    ------------    ------------    ------------    ------------
Net sales                     $  5,844,918    $  6,946,265    $  6,277,520    $  5,981,130    $ 25,049,833
Gross profit                  $  3,774,798    $  4,604,941    $  4,037,209    $  3,953,179    $ 16,370,127
Net income available to
  common shareholders         $    140,912    $    336,369    $    846,090    $    283,104    $  1,606,475
Basic earnings (loss)per
  share                       $       0.02    $       0.05    $       0.13    $       0.06    $       0.26
Diluted earnings (loss) per
  share                       $       0.02    $       0.05    $       0.13    $       0.05    $       0.25


                                                                   2004
                              ----------------------------------------------------------------------------
                                 FIRST           SECOND          THIRD
                                QUARTER          QUARTER        QUARTER         FOURTH
                                RESTATED         RESTATED       RESTATED        QUARTER           TOTAL
                              ------------    ------------    ------------    ------------    ------------
Net sales                     $  5,996,168    $  6,096,578    $  6,148,486    $  5,367,504    $ 23,608,736
Gross profit                  $  3,653,761    $  3,881,096    $  3,956,557    $  3,355,562    $ 14,846,976
Net income (loss) available
     to common shareholders   $   (254,545)   $   (185,985)   $    132,734    $    (63,377)   $   (371,173)
Earnings (loss) per share     $      (0.04)   $      (0.03)   $       0.02    $      (0.01)   $      (0.06)


                                                             2003 - RESTATED
                              ----------------------------------------------------------------------------
                                 FIRST          SECOND           THIRD          FOURTH
                                QUARTER         QUARTER         QUARTER         QUARTER           TOTAL
                              ------------    ------------    ------------    ------------    ------------

Net sales (restated - See
  Note 2)                     $  7,446,147    $  5,949,270    $  6,471,621    $  5,273,322    $ 25,140,360
Gross profit                  $  4,535,645    $  4,113,137    $  4,170,896    $  3,821,914    $ 16,641,592
Net income (loss) available
  to common shareholders      $   (213,363)   $  4,418,598    $   (394,083)   $   (355,997)   $  3,455,155
Earnings (loss) per share           $(0.04)          $0.79          $(0.07)         $(0.06)          $0.60

         The Company restated net sales in the fiscal year ended October 31, 2003 to include freight revenue (see Note 2). The impact of this adjustment was to increase net sales $720,346 for the fiscal year ended October 31, 2003. The adjustment had no affect on net income.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

ITEM 9A - CONTROLS AND PROCEDURES

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

     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighing the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

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

ITEM 9B - OTHER INFORMATION

Inapplicable.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information under the captions "Election of Directors - Information About the Nominees, and - Board Committees - Audit Committee" and "Other Information - Executive Officers, - Compliance with Section 16(a) Beneficial Ownership Reporting and - Code of Ethics" in our definitive proxy statement for the 2006 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

     The information under the caption "Other Information - Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the captions "Other Information - Security Ownership of Principal Shareholders, Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Other Information - Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information under the caption "Independent Public Accountants" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of Report:

     1.   Financial Statements:

          Independent Auditor's Report

          Consolidated Balance Sheets at October 31, 2004 and 2005

          Consolidated Statements of Operations for the years ended October 31, 2003, 2004 and 2005

          Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 2003, 2004 and 2005

          Consolidated Statements of Cash Flows for the years ended October 31, 2003, 2004 and 2005

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


     Signature                       Title                           Date

/s/ MICHAEL PRINCE        Chief Executive Officer, Chief       February 7, 2006
--------------------      Financial Officer and Director
Michael Prince            (Principal Financial and
                          Accounting Officer)



/s/ EDWARD MELTZER        Director                             February 7, 2006
--------------------
Edward Meltzer

/s/ DREW MILLER           Director                             February 7, 2006
--------------------
Drew Miller

/s/ TED PASTERNACK        Director                             February 7, 2006
--------------------
Ted Pasternack

/s/ RICHARD M. TORRE      Chairman of the Board                February 7, 2006
--------------------
Richard M. Torre

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

  10.6 Lease Agreement, dated March 7, 2005, between Signature and Roxbury Property Management. Incorporated by reference to Exhibit 10.1 to Signature's Quarter Report on Form 10-Q for the quarter ended April 30, 2005.

  10.8 Employment Agreement dated April 23, 2003 between Signature and Michael Prince. Incorporated by reference to Exhibit 10.8 of Signature's Annual Report on Form 10-K for the year ended October 31, 2002. Amendment No. 1 to Employment Agreement.

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

  10.16 License Agreement made effective as of April 1, 1993 between Signature and Kobra International, Ltd. T/A Nicole Miller; consent to Assignment and Waiver dated June 4, 1999; and Letter Amendment dated December 18, 2002. Incorporated by reference to Exhibit 10.16 of Signature's Annual Report on Form 10-K for the year ended October 31, 2004 [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.] Trademark License Agreement dated October 12, 2005 between Signature and Kobra International, Ltd. T/A Nicole Miller. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to request for Confidential Treatment.]

  10.17 Promissory Note dated March __, 2003 made by Signature in favor of Wells Fargo Equipment Finance, Inc. and US Bancorp Oliver-Allen Technology Leasing in the principal amount of $750,000 and Security Agreement dated March 26, 2003. Incorporated by reference to Exhibit
          10.17 of Signature's Annual Report on Form 10-K for the year ended October 31, 2004.

  10.18 Commercial Promissory Note dated October 31, 2005 in the amount of $655,693 and related Commercial Security Agreement with Home Loan Investment Company.

  10.19 License Agreement dated September 23, 1999 between Signature and bebe stores, inc.; Amendment dated September 23, 1999; Amendment Two dated June 4, 2002; Amendment Three dated July 3, 2003; and Amendment Four dated April 5, 2005. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to request for Confidential Treatment]

  23.1    Consent of Grobstein, Horwath & Company, LLP

  23.2    Consent of Singer Lewak Greenbaum & Goldstein LLP

  31.1    Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

  32.1    Certification Pursuant to 18 U.S.C. ss. 1350

  99.1    Schedule II--Valuation and Qualifying Accounts.

--------------------
(1) Incorporated by reference from Form 8-K dated April 28, 2003.