Form 10-K/A
period 2005-10-31
SIGNATURE EYEWEAR INC
filed 2006-02-28
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                   FORM 10-K/A
                                 _______________


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

       On January 13, 2006, the Registrant had 6,301,889 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 3,090,863 shares of Common Stock held by non-affiliates of the Registrant as of January 31, 2006 was $2,318,150.

                       DOCUMENTS INCORPORATED BY REFERENCE

       If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None

       Transitional Small Business Disclosure Format (Check one):
Yes [_]    No [X]

================================================================================

                                    PART III

ITEM 10--DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

       The following information is provided regarding the directors of the Company.

                                  YEAR FIRST
                                  ELECTED OR
                        AGE AT    APPOINTED
         NAME            1/06      DIRECTOR                           PRINCIPAL OCCUPATION
----------------------- ------- --------------- -----------------------------------------------------------------
Edward Meltzer            70         2003       Mr.  Meltzer has been the President of Elanday  Equities,  Inc., an exporter of various products, since 1987.
----------------------- ------- --------------- -----------------------------------------------------------------
Drew Miller               47         2003       Mr. Miller has been the President of Heartland  Consulting Group since  1994,  and has  been  the  President  of  Global  Vantage
                                                Securities  and  Heartland  Management   Consulting  Group.  Mr.
                                                Miller is a Certified Management  Accountant,  Certified Mergers
                                                and  Acquisitions  Advisor,  Certified  Financial  Planner and a
                                                Certified Government Financial Manager.
----------------------- ------- --------------- -----------------------------------------------------------------
Ted Pasternack            63         2003       Mr.  Pasternack is a certified  public  accountant  who for more than  the  past  five  years  has  been a  financial  consultant through Betafam, Inc., a corporation wholly owned by him.
----------------------- ------- --------------- -----------------------------------------------------------------
Michael Prince            56         1994       Mr.  Prince  joined  the  Company  in 1993 and has served as the
                                                Chief  Financial  Officer and as a director of the Company since
                                                March 1994,  and as Chief  Executive  Officer  since April 2003.
                                                For more than 14 years before joining the Company,  Mr. Prince's primary  occupation was as a principal with Prince & Company,  a business consulting firm that he owned.
----------------------- ------- --------------- -----------------------------------------------------------------
Richard M. Torre          60         2003       Mr.  Torre has served as Chairman of the Board since April 2003.
                                                For the past seven  years,  he has been  Chairman  of  Dartmouth
                                                Associates,  Inc., a merchant and  investment  bank with diverse
                                                holdings  in  commercial   banking,   fish  processing,   office
                                                products  and  technology.  Additionally,  in  2001/02,  he  was
                                                Chairman of Global Vantage  Securities,  Inc., a  broker-dealer, and Chairman of its affiliated  investment bank. He is currently also Chairman of Dauntless  Capital  Partners,  LLC.;  Chairman,
                                                The Hydrogen Fund;  Chairman,  Dartmouth  Commerce of Manhattan,
                                                Inc. and Vice-Chairman, JLM Foodservices, Inc.
----------------------- ------- --------------- -----------------------------------------------------------------


EXECUTIVE OFFICERS

       The following table sets forth certain information regarding our executive officers of the Company (other than Mr. Prince, whose information is set forth under "Directors")

       NAME          AGE             POSITION                              PRINCIPAL OCCUPATION
-----------------------------------------------------------------------------------------------------------------
Jill Gardner         38      Vice President of Design    Ms. Gardner joined the Company in 2003 as Vice President
                                                         of Design. She was appointed to the Management Executive
                                                         Committee of the Company in October  2003.  From 2000 to
                                                         2003, she was the Creative Director with Eyespace.
-----------------------------------------------------------------------------------------------------------------
Raul Khantzis        52          Vice President of       Mr.   Khantzis  joined  the  Company  in  2003  as  Vice
                                International Sales      President of  International  Sales.  He was appointed to
                                                         the  Management  Executive  Committee  of the Company in
                                                         October 2003.  From 2001 to 2003, he was Vice  President
                                                         of Domestic  Distribution  with  Metzler  International.
                                                         During 2001, he was  Director-International  Division of
                                                         Kenmark  Optical,  and from  2000 to  2001,  he was Vice
                                                         President-Sales with LBI.
-----------------------------------------------------------------------------------------------------------------
Kevin D. Seifert     43      Vice President-Operations   Mr. Seifert joined the Company in 1998 and has served as
                                                         Vice   President  of  Operations   since  1999.  He  was
                                                         appointed to the Management  Executive  Committee of the
                                                         Company in April 2003.
-----------------------------------------------------------------------------------------------------------------


AUDIT COMMITTEE

       The Audit Committee is comprised of two directors, Ted Pasternack (Chairman) and Drew Miller. Each of these directors is "independent" under the listing standards of the National Association of Securities Dealers. In addition, the Board of Directors has determined that Mr. Pasternack is an "audit committee financial expert" as that term is defined in Regulation S-K of the Securities and Exchange Commission. The Audit Committee has adopted a charter a copy of which may be obtained by request addressed to the Corporate Secretary, Signature Eyewear, Inc., 498 North Oak Street, Inglewood, California 90302.

CODE OF ETHICS

       The Company has a code of ethics that applies to its directors, officers and employees. The Company will provide without charge a copy of the code of ethics to any person who so requests by a letter addressed to the Corporate Secretary, Signature Eyewear, Inc., 498 North Oak Street, Inglewood, California 90302.

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and 10% shareholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of Common Stock and to provide us with copies of the reports. The Company believes that all of these persons filed all required reports on a timely basis in fiscal 2005.



ITEM 11--EXECUTIVE COMPENSATION

       EXECUTIVE COMPENSATION TABLE. The following table sets forth, as to each person who served as Chief Executive Officer at any time during the last fiscal year, and as to each of the other persons serving as executive officers as of October 31, 2005 whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                                               -----------------------   --------------------------
                                                                                         NUMBER OF
                               FISCAL YEAR                              RESTRICTED       SECURITIES
                                  ENDED                                    STOCK         UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION     OCTOBER 31,       SALARY     BONUS        AWARDS ($)     OPTIONS (#)  COMPENSATION (1)
---------------------------------------------------------------------------------------------------------------------
Michael Prince                     2005          $245,000      --             --             --          $29,183
    Chief Executive Officer        2004           240,000      --             --             --           20,292
    and Chief Financial            2003           228,462      --             --             --           18,000
    Officer(2)
---------------------------------------------------------------------------------------------------------------------
Kevin D. Seifert                   2005          $110,800      --             --            7,500(3)       6,392
    Vice President-Operations      2004           110,835      --             --           12,500          1,067
                                   2003           118,385                                                   --
---------------------------------------------------------------------------------------------------------------------
Raul Khantzis(4)                   2005          $110,000      --             --            7,500(3)       1,491
    Vice President of              2004           110,000      --             --           12,500           --
    International Sales            2003            58,580(5)                                                --
---------------------------------------------------------------------------------------------------------------------

__________________

(1) Includes Company contribution to 401(k) Plan and cash-out of a portion of unused vacation.
(2)  Mr. Prince was appointed Chief Executive Officer in April 2003.
(3) These options are options that were originally issued in fiscal 2004 and were modified in fiscal 2005 to change the vesting condition. See "Option Grants During Fiscal 2005."
(4)  Commenced employment in June 2003.

       OPTION GRANTS DURING FISCAL 2005. The following table presents the number of stock options granted to the Named Executive Officers during the year ended October 31, 2005.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 POTENTIAL
                           NUMBER OF         PERCENT OF                                 REALIZABLE VALUE AT ASSUMED
                           SECURITIES      TOTAL OPTIONS                                ANNUAL RATES OF STOCK PRICE
                           UNDERLYING        GRANTED TO      EXERCISE                   APPRECIATION FOR OPTION TERM
                        OPTIONS GRANTED     EMPLOYEES IN       PRICE     EXPIRATION   --------------------------------
         NAME                 (#)           FISCAL YEAR       ($/SH)        DATE            5%              10%
----------------------- ----------------- ----------------- ------------ ------------ ---------------- ---------------
Michael Prince                 0                 --             --           --             --               --
----------------------- ----------------- ----------------- ------------ ------------ ---------------- ---------------
Kevin D. Seifert            7,500(1)            20%            $0.20      9/1/2007         $154             $315
----------------------- ----------------- ----------------- ------------ ------------ ---------------- ---------------
Raul Khantzis               7,500(1)            20%            $0.20      9/1/2007         $154             $315
----------------------- ----------------- ----------------- ------------ ------------ ---------------- ---------------

(1) These options were options that were modified in fiscal 2005 to reflect a change in the terms of vesting. In particular, as modified, the options vest if and only if the Company generates net income during the year ended October 31, 2005 and the optionee was employed by the Company on December 31, 2005; as the Company did generated net income during the year and the optionees were employed by the Company on December 31, 2005, the options vested. There were no option grants during fiscal 2005, only the modification of five options to purchase an aggregate of 37,500 shares; thus, the percentage of total options in the foregoing table is the percent of options modified during the fiscal year.

       STOCK OPTIONS HELD AT FISCAL YEAR END. The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at October 31, 2005 and the value of options held at fiscal year end based upon the last reported sales price of the Common

Stock on the over-the-counter electronic trading system on October 31, 2005 ($0.75 per share). No Named Executive Officer exercised any stock options during fiscal 2005.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                     NUMBER OF SECURITIES
                     UNDERLYING UNEXECUTED            VALUE OF UNEXERCISED
                          OPTIONS AT                  IN-THE-MONEY OPTIONS
                       OCTOBER 31, 2005                AT OCTOBER 31, 2005
                  --------------------------------------------------------------
NAME              EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
--------------------------------------------------------------------------------
Michael Prince        44,000                0               0                0
--------------------------------------------------------------------------------
Kevin D. Seifert      14,500            7,500          $2,750           $4,125
--------------------------------------------------------------------------------
Raul Khantzis          5,000            7,500          $2,750           $4,125
--------------------------------------------------------------------------------


       EMPLOYMENT AGREEMENT. Michael Prince has entered into an employment agreement with the Company. Under the employment agreement, he receives salary of $240,000 per year, subject to annual review for increase. His salary was increased to $275,000 effective August 1, 2005. He also received 420,000 shares of Common Stock, of which he must forfeit 210,000 shares if the Company has not achieved positive net income from ordinary operations in at least one fiscal year in the period 2003 to 2006, and must forfeit an additional 210,000 shares if the Company does not have net income from ordinary operations of at least $250,000 in at least one of the three fiscal years following the fiscal year it achieves positive net income. The first 210,000 shares have vested. If prior to August 31, 2010 Mr. Prince's employment is terminated without cause or he terminates his employment for "good reason": (i) he will be entitled to a lump sum payment of all salary to which he would have been entitled under the employment agreement from the date of termination through August 31, 2010; and
(ii) any of the 420,000 shares which have not vested will vest and be free of the risk of forfeiture.

       1997 STOCK PLAN. The Company adopted the Signature Eyewear, Inc. 1997 Stock Plan (the "Stock Plan ") in 1997. The purpose of the Stock Plan is to attract, retain and motivate certain key employees of the Company and its subsidiaries by giving them incentives that are linked directly to increases in the value of the Company's Common Stock. Each executive officer, other employee, non-employee director or consultant of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the Stock Plan. A maximum of 800,000 shares of Common Stock may be issued pursuant to awards granted under the Stock Plan, subject to certain adjustments to prevent dilution. No person may receive awards representing more than 25% of the number of shares of Common Stock covered by the Stock Plan (200,000 shares). Any shares of Common Stock subject to an award that for any reason expires or terminates unexercised are again available for issuance under the Stock Plan. The Stock Plan terminates in 2007.

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

       As of October 31, 2005, under the Stock Plan, 325,000 shares had been issued, options to purchase 260,600 shares were outstanding, and 214,400 shares remained available for future awards.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table provides information as of the record date regarding the Common Stock and Series A Convertible 2% Preferred Stock ("Series A Preferred") owned by: (i) each person we know to beneficially own more than 5% of the outstanding Common Stock or Series A Preferred; (ii) each of our directors; (iii) each of our executive officers named in the Summary Compensation Table included in this Proxy Statement; and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, to our knowledge each person identified in the table has sole voting and investment power with respect to the shares shown as beneficially owned.

                                 NUMBER OF SHARES            NUMBER OF
                                 OF COMMON STOCK             SHARES OF
   NAME AND ADDRESS OF             BENEFICIALLY    PERCENT    SERIES A  PERCENT
   BENEFICIAL OWNER(1)                OWNED        OF CLASS  PREFERRED  OF CLASS
-------------------------------  ----------------  --------  ---------  --------
Edward Meltzer                         96,600(2)     1.5%        --         --
-------------------------------  ----------------  --------  ---------  --------
Drew Miller                            87,500        1.4         --         --
-------------------------------  ----------------  --------  ---------  --------
Ted Pasternack                        124,800(3)     2.0         --         --
-------------------------------  ----------------  --------  ---------  --------
Michael Prince                      1,039,278(4)    16.4         --         --
-------------------------------  ----------------  --------  ---------  --------
Richard M. Torre                    1,787,500(5)    27.8         --         --
-------------------------------  ----------------  --------  ---------  --------
Kevin D. Seifert                       50,344(6)     0.8         --         --
-------------------------------  ----------------  --------  ---------  --------
Raul Khantzis                          12,500(7)     0.2         --         --
-------------------------------  ----------------  --------  ---------  --------
Bluebird Finance Limited            1,200,000(8)    16.0     1,200,000    100%
Box 957, Road Town, Tortola
British Virgin Islands
-------------------------------  ----------------  --------  ---------  --------
Craig N. Springer
205 North Fourth Street               650,000(9)    10.2         --         --
Grand Junction, CO 81502
-------------------------------  ----------------  --------  ---------  --------
All directors and executive         3,211,022(10)   49.3         --         --
officers as a group (8 persons)
-------------------------------  ----------------  --------  ---------  --------
__________________

(1) The business address of each director and executive officer (each person identified in the table other than Bluebird Finance Limited and Craig N. Springer) is c/o Signature Eyewear, Inc., 498 North Oak Street, Inglewood, CA 90302.

(2)  Represents shares held by trusts of which Mr. Meltzer is trustee.

(3) Includes 37,300 shares held by his spouse in her individual retirement account.

(4)  Includes 44,000 shares that may be acquired upon exercise of options.

(5)  Includes 125,000 shares that may be acquired upon exercise of options.

(6)  Includes 22,000 shares that may be acquired upon exercise of options.

(7)  Represents shares that may be acquired upon exercise of options

(8) Represents shares that may be acquired upon conversion of the Series A Preferred.

(9) Includes (i) 550,000 shares owned by Springer Capital Corporation, a corporation owned by Mr. Springer; and (ii) 100,000 shares issuable upon exercise of warrants owned by Home Loan Investment Company; Mr. Springer shares voting and investment power with respect to these shares by virtue of being a director, officer and shareholder of that corporation.

(10) Includes 216,000 shares that may be acquired upon exercise of options.

EQUITY COMPENSATION PLANS

       The following table sets forth certain information regarding the Company's equity compensation plans as of October 31, 2005.

----------------------------- -------------------------- ------------------------- ---------------------------
                              (a)                        (b)                       (c)
----------------------------- -------------------------- ------------------------- ---------------------------
Plan category                 Number of securities to    Weighted-average          Number of securities
                              be issued upon exercise    exercise price of         remaining available for
                              of outstanding options,    outstanding options,      future issuance under
                              warrants and rights        warrants and rights       equity compensation plans
                                                                                   (excluding securities
                                                                                   reflected in column (a))
----------------------------- -------------------------- ------------------------- ---------------------------
Equity compensation plans              260,600                    $2.95                     214,400
approved by security holders
----------------------------- -------------------------- ------------------------- ---------------------------
Equity compensation plans                --                         --                         --
not approved by security
holders
----------------------------- -------------------------- ------------------------- ---------------------------
Total                                  260,600                    $2.95                     214,400
----------------------------- -------------------------- ------------------------- ---------------------------



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

       The Company has a credit facility with Home Loan Investment Company ("HLIC") that includes a $3,000,000 term loan obtained in fiscal 2003, a $500,000 revolving line of credit obtained in fiscal 2003, and a $655,693 term note obtained in fiscal 2005. The credit facility is secured by all of the assets of the Company and by a $1,250,000 letter of credit from a non-affiliate. The term loan bears interest at a rate of 10% per annum with payments of principal and interest on a 10-year amortization schedule commencing fiscal 2004 and is due and payable in April 2008. The term loan had a balance of $2,744,574 as of October 31, 2005. The revolving credit facility bears interest at a rate of 1% per month, payable monthly, with all advances subject to approval of HLIC, and is due and payable in April 2008. The Company had utilized $295,000 of the revolving credit facility as of October 31, 2005. The $655,693 term loan bears interest at a rate of 12% per annum and is due and payable on July 31, 2007. Craig Springer, who beneficially owns 10% of the Common Stock of the Company as of the Record Date, is a director, officer and shareholder of HLIC.

       The Company has a credit facility with Bluebird Finance Limited ("Bluebird") obtained in fiscal 2003. The facility consists of a revolving credit line and support for the $1,250,000 letter of credit securing the HLIC credit facility. Bluebird's commitment on the revolving credit facility was $2,755,000 as of October 31, 2005, and reduces by $72,500 each quarter. The credit line bears interest at the rate of 5% per annum, with payments of principal and interest on a 10-year amortization schedule that commenced in fiscal 2005, and is due and payable in April 2013. The credit facility is secured by a security interest in the assets of the Company that is subordinate to the HLIC credit facility. The outstanding balance on the revolving credit line was $2,863,901 as of October 31, 2005. Bluebird owns all of the outstanding Series A Preferred of the Company, which shares are convertible into Common Stock; if such shares had been converted as of the Record Date, such shares would have represented 16% of the outstanding Common Stock as of the Record Date.

ITEM 14--PRINCIPAL ACCOUNTING FEES AND SERVICES

       Grobstein, Horwath & Company, LLP ("GHC") audited our financial statements for fiscal 2004 and 2005. We expect a representative from GHC to be present at the Annual Meeting and the representative will have the opportunity to make a statement if desired and to respond to appropriate questions by shareholders.

       Aggregate fees billed to us by GHC for professional services rendered with respect to our 2004 and 2005 fiscal years were as follows:

                                          2004               2005
       --------------------------   ----------------   ----------------
       Audit Fees                        $84,250            $90,200
       --------------------------   ----------------   ----------------
       Audit-Related Fees                      0                  0
       --------------------------   ----------------   ----------------
       Tax Fees                                0                  0
       --------------------------   ----------------   ----------------
       All Other Fees                          0                  0
       --------------------------   ----------------   ----------------

       In the above table, in accordance with the Securities and Exchange Commission's definitions and rules, "audit fees" are fees we paid GHC for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and "tax fees" are fees for tax compliance, tax advice and tax planning.

       The policy of the Audit Committee is that it must approve in advance all services (audit and non-audit) to be rendered by the Company's independent auditors. The Audit Committee approved in advance the engagement of GHC for its services in fiscal 2004 and 2005.

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



                                                 SIGNATURE EYEWEAR, INC.


                                                 By: /s/ MICHAEL PRINCE
                                                     ------------------------
                                                     Michael Prince
                                                     Chief Executive Officer

                                  EXHIBIT INDEX





Exhibit         Exhibit
Number          Description
------          -----------

 31.1           Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)
 32.1           Certification Pursuant to 18 U.S.C. ss. 1350




_________________