Form 10-Q
period 2006-01-31
SIGNATURE EYEWEAR INC
filed 2006-03-13
CIK 1036292

================================================================================

                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                 For the quarterly period ended January 31, 2006

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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,301,889 shares issued and outstanding as of February 28, 2006.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION                                             PAGE
                                                                            ----
Item 1    Financial Statements                                                2
          Balance Sheets                                                      2
          Statements of Operations                                            4
          Statements of Cash Flows                                            5
          Notes to the Financial Statements                                   7
Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10
Item 3    Quantitative and Qualitative Disclosures about Market Risk         12
Item 4    Controls and Procedures                                            13


PART II   OTHER INFORMATION

Item 6    Exhibits                                                           14

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                               OCTOBER 31, 2005 AND JANUARY 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                     January 31,   October 31,
                                                         2006          2005
                                                     -----------   -----------
Current assets

     Cash and cash equivalents                       $   444,441   $   735,654
     Certificate of deposit, restricted                  250,000       250,000
     Accounts receivable - trade, net of
       allowance for doubtful accounts of
       $141,229 and $141,603                           3,512,196     3,048,381
     Inventory                                         5,826,320     5,003,652
     Promotional products and materials                   63,550        48,143
     Prepaid expenses and other current assets           233,057       178,400
     Deferred income taxes                               142,000       127,500
                                                     -----------   -----------
             Total current assets                     10,471,564     9,391,730

Property and equipment, net                              602,240       644,194
Total deposits and other assets                          129,367       128,831
Deferred income taxes                                    204,000       178,500
                                                     -----------   -----------
                Total assets                         $11,407,171   $10,343,255
                                                     ===========   ===========







   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                               OCTOBER 31, 2005 AND JANUARY 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                     January 31,    October 31,
                                                        2006           2005
                                                    ------------   ------------
Current liabilities
  Accounts payable - trade                          $  5,839,640   $  4,671,477
  Accrued expenses and other current liabilities       1,716,292      1,776,280
  Reserve for customer returns                           290,810        290,810
  Current portion of long-term debt                      671,998        661,989
                                                    ------------   ------------
    Total current liabilities                       $  8,518,740   $  7,400,556

Long-term debt, net of current portion                 6,217,487      6,391,647
                                                    ------------   ------------
    Total liabilities                                 14,736,227     13,792,203
                                                    ------------   ------------
Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.001 par value
    5,000,000 shares authorized
      Series A 2% convertible preferred stock,
      $0.001 par value;
      1,360,000 shares authorized
      1,200,000 issued and outstanding                     1,200          1,200
  Common stock, $0.001 par value
      30,000,000 shares authorized
      6,301,889 shares and 6,301,889 issued
        and outstanding                                    6,302          6,302
  Additional paid-in capital                          15,287,716     15,287,716
  Accumulated deficit                                (18,624,274)   (18,744,166)
                                                    ------------   ------------
    Total shareholders' deficit                       (3,329,056)    (3,448,948)
                                                    ------------   ------------
      Total liabilities and shareholders' deficit   $ 11,407,171   $ 10,343,255
                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                         STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                      2006             2005
                                                  -----------      -----------

Net sales                                         $ 5,591,693      $ 5,844,918
Cost of sales                                       1,916,497        2,070,120
                                                  -----------      -----------
Gross profit                                        3,675,196        3,774,798
                                                  -----------      -----------
Operating expenses
      Selling                                       1,992,078        1,844,029
      General and administrative                    1,422,413        1,562,692
      Depreciation and amortization                    49,118           91,148
                                                  -----------      -----------
          Total operating expenses                  3,463,609        3,497,869
                                                  -----------      -----------

Income from operations                                211,587          276,929
                                                  -----------      -----------

Other income (expense)
      Sundry income (expense)                            --               --
      Interest expense                               (129,096)        (135,217)
                                                  -----------      -----------

          Total other income (expense)               (129,096)        (135,217)
                                                  -----------      -----------

Income before provision for
      income taxes and                                 82,491          141,712
Provision for income taxes                            (37,399)             800
                                                  -----------      -----------

Income                                                119,890          140,912
                                                  -----------      -----------

Net income available to common
  stock shareholders                              $   119,890      $   140,912
                                                  ===========      ===========

Diluted earnings per share                        $      0.02      $      0.02
                                                  ===========      ===========

Basic earnings per share                          $      0.02      $      0.02
                                                  ===========      ===========

Weighted-average common shares
      outstanding - Diluted                         6,360,963        6,226,889
                                                  ===========      ===========

Weighted-average common shares
      outstanding - Basic                           6,301,889        6,226,889
                                                  ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
--------------------------------------------------------------------------------

                                                           2006         2005
                                                        ----------   ----------
Cash flows from operating activities
  Net income                                            $  119,890   $  140,912
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     Deferred tax asset                                    (40,000)        --
     Depreciation and amortization                          49,118       91,148
     Provision for bad debts                                   626        2,039
     (Increase) decrease in:
       Accounts receivable - trade                        (464,442)    (502,966)
       Inventories                                        (822,668)    (154,367)
       Promotional products and materials                  (15,407)      (7,518)
       Prepaid expenses and other current assets           (54,657)     (40,956)
     Increase (decrease) in:
       Accounts payable - trade                          1,168,163      182,727
       Accrued expenses and other current liabilities      (59,988)     107,058
                                                        ----------   ----------

Net cash provided by (used in) operating activities       (119,365)    (181,923)
                                                        ----------   ----------

Cash flows from investing activities
    Purchase of property and equipment                      (7,161)     (57,677)
    Deposits and other assets                                 (536)        (873)
                                                        ----------   ----------

Net cash provided by (used in) investing activities         (7,697)     (58,550)
                                                        ----------   ----------








   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
--------------------------------------------------------------------------------

                                                           2006         2005
                                                        ----------   ----------
Cash flows from financing activities
    Net increase (decrease) in lines of credit             205,000         --
    Proceeds from short-term debt                             --        350,000
    Payments on short-term debt                           (100,000)    (100,000)
    Payments on long-term debt                            (269,151)    (103,732)
                                                        ----------   ----------

Net cash provided by (used in) financing activities       (164,151)     146,268
                                                        ----------   ----------

Net increase (decrease) in cash and cash equivalents      (291,213)     (94,205)


Cash and cash equivalents, beginning of year               735,654      522,370
                                                        ----------   ----------

Cash and cash equivalents, end of year                  $  444,441   $  428,165
                                                        ==========   ==========

Supplemental disclosures of cash
    flow information

      Interest paid                                     $   84,229   $  135,217
                                                        ==========   ==========

      Income taxes paid                                 $    2,601   $      800
                                                        ==========   ==========









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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2005. The results of operations for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ended October 31, 2006.

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

                                                    THREE MONTHS ENDED
                                                     JANUARY 31, 2006
                                                    ------------------
                                                        (unaudited)
     Net income available to common stock
       shareholders                                     $  119,890
                                                        ==========
     Weighted average number of common
       shares used in basic EPS                          6,301,889

     Effect of dilutive stock options                       59,074
                                                        ----------
     Weighted average number of common shares
       and dilutive potential common shares
       used in dilutive EPS                             $6,360,963
                                                        ==========


     The Company had dilutive shares for the three months ended January 31, 2006, but did not have dilutive shares for the three months ended January 31, 2005.

     The following potential common shares have been excluded from the computations of diluted income (loss) per share for the three months ended January 31, 2006 and 2005 because the effect would have been anti-dilutive:

                                                   2006           2005
                                               -----------    -----------
                                               (unaudited)    (unaudited)

          Stock options                           103,100        383,000
          Warrants                                100,000        100,000
                                               -----------    -----------
             TOTAL                                203,100        483,000
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

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at the dates indicated consisted of the following:

                                           JANUARY 31, 2006    OCTOBER 31, 2005
                                           ----------------    ----------------
                                              (unaudited)

     Computer equipment                        $1,584,192          $1,577,915
     Leasehold improvements                     1,200,590           1,200,590
     Software                                   1,133,124           1,132,660
     Office furniture and equipment               912,756             912,756
     Machinery and equipment                      709,718             709,295
                                               ----------          ----------
                                               $5,540,380          $5,533,216

     Less accumulated depreciation and
       amortization                             4,938,140           4,889,022
                                               ----------          ----------
          TOTAL                                $  602,240          $  644,194
                                               ==========          ==========

     Depreciation and amortization expense was $49,118 and $91,148 for the three months ended January 31, 2006 and 2005, respectively.



NOTE 4. SHORT-TERM AND LONG-TERM DEBT

     Short-term and long-term debt at the dates indicated consisted of the following:

                                                      JANUARY 31,   OCTOBER 31,
                                                          2006          2005
                                                      -----------   -----------
                                                      (unaudited)

Term note payable to Home Loan Investment
     Corporation ("HLIC") in the original amount
     of $3,000,000, 4 575 bearing interest at 10%
     per annum, secured by the assets of the
     Company, a letter of credit in the amount of
     $1,250,000 and a $250,000 certificate of
     deposit issued by HLIC; payments of interest
     only through March 2004 and thereafter
     monthly installments of principal and
     interest ($39,777) with a payment of
     $2,044,206 in April 2008                         $ 2,693,434   $ 2,744,575

Revolving line of credit from HLIC in the amount
     of $500,000, secured by the collateral
     securing the 0 000 HLIC term note, bearing
     interest at 12% per annum on the outstanding
     balance, due in April 2008                            500,00       295,000

Term note payable to Bluebird Finance Limited in
     the original amount of $2,900,000, secured by
     the 0 901 assets of the Company (subordinated
     to the HLIC credit facility), bearing
     interest at 5% per annum, and payable in
     quarterly installments of $72,500, commencing
     in July 2005                                       2,682,500     2,863,901

Note payable to a commercial bank in the original
     amount of $750,000, secured by certain
     property and 8 467 equipment, bearing
     interest at 4% per annum, payable in 39
     monthly installments of $13,812, commencing
     March 31, 2003, with the remaining principal
     and accrued interest due and payable in full
     on February 28, 2008                                 357,858       394,467

Term note payable to Eagle Star Finance in the
     original amount of $350,000, unsecured,
     bearing - 000 interest at 3% per annum
     payable in monthly installments of $50,000
     commencing in May, 2005, with the remaining
     principal and interest due on November 27,
     2005                                                     --        100,000

                                                      JANUARY 31,   OCTOBER 31,
                                                          2006          2005
                                                      -----------   -----------
                                                      (unaudited)

Term note payable to HLIC in the original amount
     of $655,693, secured by the collateral
     securing the 3 693 HLIC note, bearing
     interest at 12% per annum and due and payable
     on July 31, 2007                                     655,693       655,693

                                                      -----------   -----------
                                                      $ 6,889,485   $ 7,053,636
Less current portion                                      671,998       661,989
                                                      -----------   -----------
                        LONG-TERM PORTION             $ 6,217,487   $ 6,391,647
                                                      ==========    ===========


NOTE 5. INCOME TAXES

     The benefit for income taxes for the three months ended January 31, 2006 includes a $40,000 decrease in the valuation allowance for deferred tax assets. The decrease in the valuation allowance is primarily due to the Company's determination that the future tax benefits of the net operating loss carryforwards may be realized.

NOTE 6. CHANGE IN ACCOUNTING PRINCIPLES

Share-Based Compensation
------------------------

     The Company was required to adopt the provisions of FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), effective January 1, 2006. Prior to 2006, the Company used the fair value method permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to account for stock options granted to employees. The Company had elected the disclosure-only provisions of SFAS 123 and, accordingly, did not recognize compensation expense for stock option grants.

     The provisions of SFAS 123R are applicable to stock options awarded by the Company beginning in 2006. Under SFAS No. 123R, the Company is required to recognize compensation expense for options granted in 2006 and thereafter. The Company used the modified prospective application transition method in adoption of SFAS No. 123R. Under this transition method, the Company was also required to recognize compensation expense for the portion of awards granted before 2006 for which the requisite service had not been rendered. Provisions of SFAS No. 123R preclude the Company from changing the grant date fair value of awards granted before January 1, 2006. Using the Black-Scholes-Merton option pricing model, management has determined that the result of recognizing compensation expense for options granted before October 31, 2005 would have an insignificant effect on income and no effect on cash flows for the quarter ended January 31, 2006. Furthermore, no options were granted or exercised since October 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis, which should be read in connection with the Company's Consolidated Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended October 31, 2005, as well as those discussed elsewhere in this Form 10-Q. Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

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

     The Company reported net income of $120,000 for the three months ended January 31, 2006 (the "2006 Quarter") compared to net income of $141,000 for the three months ended January 31, 2005 (the "2005 Quarter"). This decrease in net income was due primarily to a 4.3% decrease in net sales from $5.8 million to $5.6 million.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                    THREE MONTHS ENDED
                                                        JANUARY 31,
                                                    ------------------
                                                      2006      2005
                                                    --------  --------
     Net sales...................................     100.0%    100.0%
     Cost of sales...............................      34.3      35.4
                                                    --------  --------
     Gross profit................................      65.7      64.6
                                                    --------  --------
     Operating expenses:
          Selling................................      35.6      31.6
          General and administrative.............      25.4      26.7
          Depreciation and amortization..........       0.9       1.6
                                                    --------  --------
                  Total operating expenses.......      61.9      59.9
                                                    --------  --------
      Income from operations.....................       3.8       4.7
                                                    --------  --------
      Other income (expense), net................      (2.3)     (2.3)
                                                    --------  --------
      Income before provision for income taxes...       1.5       2.4
                                                    --------  --------
      Provision (benefit) for income taxes.......      (0.6)      0.0
                                                    --------  --------
      Net income ................................       2.1%      2.4%
                                                    ========  ========


     NET SALES. Net sales decreased by 4.3% or $253,000 from the 2005 Quarter to the 2006 Quarter. The following table contains information regarding net sales for the periods indicated:

                                      THREE MONTHS ENDED JANUARY 31,
                                      ------------------------------
     Dollars in thousands                  2006            2005        CHANGE
                                      --------------  --------------   ------

     bebe eyes....................    $1,412   25.3%  $1,258   21.5%    12.2%
     Laura Ashley Eyewear.........     1,108   19.8    1,384   23.7    (19.9)%
     Nicole Miller Eyewear........     1,078   19.3    1,006   17.2      7.2%
     Eddie Bauer Eyewear..........       656   11.7    1,072   18.3    (38.8)%
     Other........................     1,338   23.9    1,125   19.3     18.4%
                                      ------  ------  ------  ------
     Total........................    $5,592  100.0%  $5,845  100.0%    (4.3)%
                                      ======  ======  ======  ======

     Net sales were lower in the 2006 periods primarily due to a decrease in net sales of Eddie Bauer and Laura Ashley Eyewear. The Company elected not to exercise the renewal option on its Eddie Bauer Eyewear license, which terminated as of December 31, 2005. Under the terms of the license, the Company may sell-off its existing inventory through August 31, 2006. Net sales in the 2006 Quarter were positively affected by the introduction of Hummer Eyegear, which began shipping in late March 2005 and an increase in bebe eyewear sales. Direct sales to independent optical retailers increased $74,000 from the 2005 Quarter to the 2006 Quarter. Sales to national optical retail chains decreased $518,000 in the 2006 Quarter. International sales decreased $20,000 in the 2006 Quarter.

     Net sales reflect gross sales less a reserve for product returns established by the Company based on products that the Company is aware will be returned as of that date. The Company's reserve was $673,000 at January 31, 2006. The Company had $926,000 in actual product returns for the first quarter of both 2006 and 2005, but due to the lower sales in 2006, the product returns against gross sales in the 2006 Quarter was 14.5% as compared to 14.0% in the 2005 Quarter.

     The Company also maintains an additional allowance for product returns. Changes in this allowance in any period will have a corresponding impact on net sales during the period. The Company's allowance for product returns did not change in the 2006 Quarter.

     GROSS PROFIT AND GROSS MARGIN. Gross profit decreased $100,000 or 2.6% from the 2005 Quarter to the 2006 Quarter due to lower new sales. The gross margin increased to 65.7% in the 2006 Quarter from 64.6% in the 2005 Quarter because of sales of higher margin frames, fewer close out sales and price increases on selected frame styles.

     SELLING EXPENSES. Selling expenses for the 2006 Quarter increased $140,000 from the 2005 Quarter primarily due to an increase in freight-out of $62,000, an increase of $52,000 in promotion expense, an increase of $40,000 in salaries and commissions, a reallocation of $57,000 in payroll taxes from general and administrative expense, offset by a decrease of $76,000 in royalty expense due to lower net sales and a reduction of the Eddie Bauer royalty expense.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the 2006 Quarter decreased $140,000 from the 2005 Quarter primarily due to a net decrease of $24,000 in computer and consulting expenses, a $46,000 decrease in rent and a decrease of $65,000 in payroll taxes, most of which was reallocated to selling expense.

     OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense.

     PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's net loss carry-forward, the Company had no income tax expense other than franchise taxes in various states. The Company recognized an income tax benefit of $40,000 in the 2006 Quarter resulting from a decrease in the valuation allowance on its deferred tax asset relating primarily to its net operating loss carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable (net of allowance for doubtful accounts) increased from $3.0 million at October 31, 2005 to $3.5 million at January 31, 2005 due primarily to higher net sales for the quarter ended January 31, 2006 as compared to the quarter ended October 31, 2005. The allowance for doubtful accounts did not change from October 31, 2005 to January 31, 2006.

     The Company's inventories increased $823,000 to $5.8 million at January 31, 2006 from $5.0 million at October 31, 2005, due primarily to an $182,000 increase in case inventory and a general increase in frame inventory to avoid disruption of business that could be caused by the Chinese vendor holiday shutdowns due to the Chinese New Year.

     The Company's long-term debt at January 31, 2006 included principally: (i) $3.8 million under three credit facilities with Home Loan Investment Corporation and its subsidiary Home Loan Industrial Bank; (ii) $2.7 million under a credit facility with Bluebird Finance Limited; and (iii) $358,000 under a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment. At January 31, 2006, the Company had fully utilized its borrowing capacity under its existing credit facilities. See Note 4 of Notes to Financial Statements.

     The Company's business plan for 2006 provides for positive cash flow from operations. The Company believes that at least through fiscal 2006, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, its cash flows from operations and through credit facilities will be sufficient to enable the Company to pay its debts and obligations as they mature. To support growth in excess of the plan, the Company may be required to obtain the working capital through additional debt or equity financing.

INFLATION

     The Company does not believe its business and operations have been materially affected by inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     FOREIGN CURRENCY RISKS. At any month-end during the quarter ended January 31, 2006, a maximum of $411,000 was payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at January 31, 2006.

     International sales accounted for approximately 11% of the Company's net sales in the three months ended January 31, 2006. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company generally pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

     INTEREST RATE RISK. The Company's credit facilities existing at January 31, 2006 had fixed interest rates. Accordingly, the Company does not believe it is subject to material interest rate risk.

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



Date: March 13, 2006                              SIGNATURE EYEWEAR, INC.


                                                  By: /s/ Michael Prince
                                                      ------------------------
                                                      Michael Prince
                                                      Chief Executive Officer
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Exhibit Description
------      -------------------

 31.1       Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)
 32.1       Certification Pursuant to 18 U.S.C. ss. 1350