Form 10-Q/A
period 2006-01-31
SIGNATURE EYEWEAR INC
filed 2006-03-14
CIK 1036292

================================================================================

                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

                                EXPLANATORY NOTE

     This Amendment No. 1 to Form 10-Q is being filed to correct typographical errors in Note 4 of the Notes to Financial Statements discovered after the initial filing. There are no other changes in this Amendment.

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

                                                         SIGNATURE EYEWEAR, INC.
                                                         STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                      2006             2005
                                                  -----------      -----------

Net sales                                         $ 5,591,693      $ 5,844,918
Cost of sales                                       1,916,497        2,070,120
                                                  -----------      -----------
Gross profit                                        3,675,196        3,774,798
                                                  -----------      -----------
Operating expenses
      Selling                                       1,992,078        1,844,029
      General and administrative                    1,422,413        1,562,692
      Depreciation and amortization                    49,118           91,148
                                                  -----------      -----------
          Total operating expenses                  3,463,609        3,497,869
                                                  -----------      -----------

Income from operations                                211,587          276,929
                                                  -----------      -----------

Other income (expense)
      Sundry income (expense)                            --               --
      Interest expense                               (129,096)        (135,217)
                                                  -----------      -----------

          Total other income (expense)               (129,096)        (135,217)
                                                  -----------      -----------

Income before provision for
      income taxes                                     82,491          141,712
Provision for income taxes                            (37,399)             800
                                                  -----------      -----------

Income                                                119,890          140,912
                                                  -----------      -----------

Net income available to common
  stock shareholders                              $   119,890      $   140,912
                                                  ===========      ===========

Diluted earnings per share                        $      0.02      $      0.02
                                                  ===========      ===========

Basic earnings per share                          $      0.02      $      0.02
                                                  ===========      ===========

Weighted-average common shares
      outstanding - Diluted                         6,360,963        6,226,889
                                                  ===========      ===========

Weighted-average common shares
      outstanding - Basic                           6,301,889        6,226,889
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



NOTE 4. SHORT-TERM AND LONG-TERM DEBT

     Short-term and long-term debt at the dates indicated consisted of the following:

                                                      JANUARY 31,   OCTOBER 31,
                                                          2006          2005
                                                      -----------   -----------
                                                      (unaudited)

Term note payable to Home Loan Investment
     Corporation ("HLIC") in the original amount
     of $3,000,000, bearing interest at 10%
     per annum, secured by the assets of the
     Company, a letter of credit in the amount of
     $1,250,000 and a $250,000 certificate of
     deposit issued by HLIC; payments of interest
     only through March 2004 and thereafter
     monthly installments of principal and
     interest ($39,777) with a payment of
     $2,044,206 in April 2008                         $ 2,693,434   $ 2,744,575

Revolving line of credit from HLIC in the amount
     of $500,000, secured by the collateral
     securing the HLIC term note, bearing
     interest at 12% per annum on the outstanding
     balance, due in April 2008                           500,000       295,000

Term note payable to Bluebird Finance Limited in
     the original amount of $2,900,000, secured by
     the assets of the Company (subordinated
     to the HLIC credit facility), bearing
     interest at 5% per annum, and payable in
     quarterly installments of $72,500, commencing
     in July 2005                                       2,682,500     2,863,901

Note payable to a commercial bank in the original
     amount of $750,000, secured by certain
     property and equipment, bearing interest
     at 4% per annum, payable in 39 monthly
     installments of $13,812, commencing March 31,
     2003, with the remaining principal and accrued
     interest due and payable in full on February
     28, 2008                                             357,858       394,467

Term note payable to Eagle Star Finance in the
     original amount of $350,000, unsecured,
     bearing interest at 3% per annum payable
     in monthly installments of $50,000
     commencing in May, 2005, with the remaining
     principal and interest due on November 27,
     2005                                                     --        100,000

                                                      JANUARY 31,   OCTOBER 31,
                                                          2006          2005
                                                      -----------   -----------
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