Form 10-Q
period 2006-04-30
SIGNATURE EYEWEAR INC
filed 2006-06-14
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 2006

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

                                 Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,518,139 shares issued and outstanding as of June 5, 2006.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

PART I   FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1   Financial Statements                                                3
         Balance Sheets                                                      3
         Statements of Operations                                            5
         Statements of Cash Flows                                            6
         Notes to the Financial Statements                                   8
Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12
Item 3   Quantitative and Qualitative Disclosures about Market Risk         15
Item 4   Controls and Procedures                                            15


PART II  OTHER INFORMATION

Item 6   Exhibits                                                           16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                                 OCTOBER 31, 2005 AND APRIL 30, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                           April 30,        October 31,
                                                                             2006              2005
                                                                         ------------      ------------
Current assets

     Cash and cash equivalents                                           $    435,294      $    735,654
     Certificate of deposit, restricted                                       250,000           250,000
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $116,825 and $141,603                         2,825,752         3,048,381
     Inventory                                                              5,491,457         5,003,652
     Promotional products and materials                                        56,605            48,143
     Prepaid expenses and other current assets                                199,947           178,400
     Deferred income taxes                                                    185,300           127,500
                                                                         ------------      ------------
             Total current assets                                           9,444,355         9,391,730

Property and equipment, net                                                   564,577           644,194
Total deposits and other assets                                               130,457           128,831
Deferred income taxes                                                         316,200           178,500
                                                                         ------------      ------------
                 Total assets                                            $ 10,455,589      $ 10,343,255
                                                                         ============      ============















   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                                 OCTOBER 31, 2005 AND APRIL 30, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                           April 30,        October 31,
                                                                             2006              2005
                                                                         ------------      ------------
Current liabilities
     Accounts payable - trade                                            $  5,086,667      $  4,671,477
     Accrued expenses and other current liabilities                         1,284,479         1,776,280
     Reserve for customer returns                                             290,810           290,810
     Current portion of long-term debt                                        679,553           661,989
                                                                         ------------      ------------
         Total current liabilities                                          7,341,509         7,400,556

Long-term debt, net of current portion                                      6,047,833         6,391,647
                                                                         ------------      ------------
             Total liabilities                                             13,389,342        13,792,203
                                                                         ------------      ------------
Commitments and contingencies

Shareholders' deficit
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
             Series A 2% convertible preferred stock, $0.001
             par value;
             1,360,000 shares authorized
             1,200,000 issued and outstanding                                   1,200             1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,518,139 shares and 6,301,889 issued
             and outstanding                                                    6,519             6,302
     Additional paid-in capital                                            15,376,500        15,287,716
     Accumulated deficit                                                  (18,317,972)      (18,744,166)
                                                                         ------------      ------------
                 Total shareholders' deficit                               (2,933,753)       (3,448,948)
                                                                         ------------      ------------
                     Total liabilities and shareholders' deficit         $ 10,455,589      $ 10,343,255
                                                                         ============      ============







   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF OPERATIONS
   FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                            For The Three Months Ended           For The Six Months Ended
                                            April 30,         April 30,         April 30,         April 30,
                                              2006              2005              2006              2005
                                          ------------      ------------      ------------      ------------
Net sales                                 $  5,854,615      $  6,946,265      $ 11,446,308      $ 12,791,183
Cost of sales                                1,951,684         2,341,324         3,868,181         4,411,444
                                          ------------      ------------      ------------      ------------
Gross profit                                 3,902,931         4,604,941         7,578,127         8,379,739
                                          ------------      ------------      ------------      ------------
Operating expenses
     Selling                                 2,125,375         2,399,245         4,117,453         4,243,274
     General and administrative              1,423,853         1,648,708         2,846,266         3,211,400
     Depreciation and amortization              48,856            91,782            97,974           182,930
                                          ------------      ------------      ------------      ------------
         Total operating expenses            3,598,084         4,139,735         7,061,693         7,637,604
                                          ------------      ------------      ------------      ------------

Income from operations                         304,847           465,206           516,434           742,135
                                          ------------      ------------      ------------      ------------
Other income (expense)
     Sundry income (expense)                      --              22,223              --              22,223
     Interest expense                         (151,810)         (143,920)         (280,906)         (279,137)
                                          ------------      ------------      ------------      ------------

         Total other income (expense)         (151,810)         (121,697)         (280,906)         (256,914)
                                          ------------      ------------      ------------      ------------

Income before provision for
      income taxes and                         153,037           343,509           235,528           485,221
Provision for income taxes                    (153,264)            7,140          (190,663)            7,940
                                          ------------      ------------      ------------      ------------

Income                                         306,301           336,369           426,191           477,281
                                          ------------      ------------      ------------      ------------

Net income available to
     common stock shareholders            $    306,301      $    336,369      $    426,191      $    477,281
                                          ============      ============      ============      ============
Diluted earnings per share                $       0.05      $       0.05      $       0.07      $       0.08
                                          ============      ============      ============      ============
Basic earnings per share                  $       0.05      $       0.05      $       0.07      $       0.08
                                          ============      ============      ============      ============
Weighted-average common shares
     outstanding - Diluted                   6,524,634         6,247,956         6,524,634         6,237,248
                                          ============      ============      ============      ============
Weighted-average common shares
     outstanding - Basic                     6,518,139         6,247,956         6,518,139         6,237,248
                                          ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                             2006              2005
                                                                         ------------      ------------
Cash flows from operating activities
    Net income                                                           $    426,191      $    477,285
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
        Deferred tax asset                                                   (195,500)             --
        Depreciation and amortization                                          97,973           182,930
        Provision for bad debts                                               (24,778)          (83,762)
        (Increase) decrease in:
          Accounts receivable - trade                                         247,406        (1,217,306)
          Inventories                                                        (487,805)         (102,885)
          Promotional products and materials                                   (8,462)          (19,393)
          Prepaid expenses and other current assets                           (21,547)          (38,229)
        Increase (decrease) in:
          Accounts payable - trade                                            415,190           368,945
          Accrued expenses and other current liabilities                     (491,801)           10,408
                                                                         ------------      ------------
Net cash (used in) operating activities                                       (43,133)         (422,007)
                                                                         ------------      ------------

Cash flows from investing activities
    Purchase of property and equipment                                        (18,352)          (71,627)
    Deposits and other assets                                                  (1,626)             (567)
                                                                         ------------      ------------
Net cash (used in) investing activities                                       (19,978)          (72,194)
                                                                         ------------      ------------











   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                             2006              2005
                                                                         ------------      ------------
Cash flows from financing activities
    Net increase in lines of credit                                           205,000               --
    Proceeds from short-term debt                                                 --            350,000
    Payments on short-term debt                                              (100,000)         (350,000)
    Borrowings on long-term debt                                                  --            406,000
    Payments on long-term debt                                               (431,250)         (146,866)
    Proceeds from sale of common stock                                         89,001            12,000
                                                                         ------------      ------------
Net cash (used in) provided by financing activities                          (237,249)          271,134
                                                                         ------------      ------------
Net (decrease) in cash and cash equivalents                                  (300,360)         (223,067)


Cash and cash equivalents, beginning of year                                  735,654           522,370
                                                                         ------------      ------------
Cash and cash equivalents, end of year                                   $    435,294      $    299,303
                                                                         ============      ============

Supplemental disclosures of cash
    flow information

      Interest paid                                                      $    169,467      $    211,317
                                                                         ============      ============
      Income taxes paid                                                  $      4,787      $      7,940
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2005. The results of operations for the six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ended October 31, 2006.

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

                                                               SIX MONTHS ENDED
                                                                APRIL 30, 2006
                                                               ----------------

Net income available to common stock shareholders                 $  306,301
                                                                  ==========
Weighted average number of common shares used in basic EPS         6,518,139
Effect of dilutive stock options                                       6,495
                                                                  ----------
Weighted average number of common shares and dilutive
 potential common shares used in dilutive EPS                      6,524,634
                                                                  ==========

     The Company had dilutive shares for the period ended April 30, 2006, but did not have dilutive shares for the period ended April 30, 2005.

     The following potential common shares have been excluded from the computations of diluted income per share for the periods ended April 30, 2006 and 2005 because the exercise price was above the average market price for all periods presented:

                                       2006        2005
                                     --------    --------

                  Stock options       103,100     295,500
                  Warrants            100,000     100,000
                                     --------    --------
                     TOTAL            203,100     395,500
                                     ========    ========

Foreign Currency Translation
----------------------------

     The Company's Belgium branch's functional currency is the Euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were immaterial for the periods ended April 30, 2006 and 2005.

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

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at the dates indicated consisted of the following:

                                               APRIL 30, 2006   OCTOBER 31, 2005
                                               --------------   ----------------

Computer equipment                                $1,591,064        $1,577,915
Leasehold improvements                             1,200,590         1,200,590
Software                                           1,137,624         1,132,660
Office furniture and equipment                       912,756           912,756
Machinery and equipment                              709,538           709,295
                                                  ----------        ----------
                                                   5,551,572         5,533,216

Less accumulated depreciation and amortization     4,986,995         4,889,022
                                                  ----------        ----------
                        TOTAL                     $  564,577        $  644,194
                                                  ==========        ==========

     Depreciation and amortization expense was $97,974 and $182,930 for the six months ended April 30, 2006 and 2005, respectively, and $48,856 and $91,782 for the three months ended April 30, 2006 and 2005, respectively.

NOTE 4. SHORT-TERM AND LONG-TERM DEBT

     Short-term and long-term debt at the dates indicated consisted of the following:

                                                                                        APRIL 30,      OCTOBER 31,
                                                                                           2006            2005
                                                                                       -----------     -----------
Term note payable to Home Loan Investment Corporation ("HLIC") in the original amount of $3,000,000, bearing interest at 10% per annum, secured by the assets of the Company, a letter of credit in the amount of $1,250,000 and a
     $250,000 certificate of deposit issued by HLIC; payments of interest only through March 2004 and thereafter monthly installments of principal and
     interest ($39,777) with a payment of $2,044,206 in April 2008                     $ 2,641,004     $ 2,744,575

Revolving line of credit from HLIC in the amount of $500,000, secured by the collateral securing the HLIC term note, bearing interest at 12% per annum
     on the outstanding balance, due in April 2008                                         500,000         295,000

Term note payable to HLIC in the original amount of $655,693, secured by the collateral securing the HLIC note, bearing interest at 12% per annum and
     due and payable on July 31, 2007                                                      655,693         655,693

Term note payable to Bluebird Finance Limited in the original amount of
     $2,900,000, secured by the assets of the Company (subordinated to the HLIC credit facility), bearing interest at 5% per annum, and payable in
     quarterly installments of $72,500, commencing in July 2005                          2,610,000       2,863,901

Note payable to a commercial bank in the original amount of $750,000, secured by certain property and equipment, bearing interest at 4% per annum, payable in 39 monthly installments of $13,812, commencing March 31, 2003, with the remaining principal and accrued interest due and payable in full on
     February 28, 2008                                                                     320,689         394,467

Term note payable to Eagle Star Finance in the original amount of $350,000, unsecured, bearing interest at 3% per annum payable in monthly installments of $50,000 commencing in May, 2005, with the remaining principal and
     interest due on November 27, 2005                                                        --           100,000
                                                                                       -----------     -----------
                                                                                         6,727,386       7,053,636

Less current portion                                                                       679,553         661,989
                                                                                       -----------     -----------

                LONG-TERM PORTION                                                      $ 6,047,833     $ 6,391,647
                                                                                       ===========     ===========

NOTE 5. INCOME TAXES

     The benefit for income taxes for the three and six months ended April 30, 2006 includes decreases of $155,500 and $195,500, respectively, in the valuation allowance for deferred tax assets. The decrease in the valuation allowance is primarily due to the Company's determination that the future tax benefits of the net operating loss carryforwards may be realized.

NOTE 6. CHANGE IN ACCOUNTING PRINCIPLES

Share-Based Compensation

     The Company was required to adopt the provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), effective November 1, 2005. Prior to November 1, 2005, the Company used the fair value method permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to account for stock options granted to employees. The Company had elected the disclosure-only provisions of SFAS 123 and, accordingly, did not recognize compensation expense for stock option grants.

     The provisions of SFAS 123(R) are applicable to stock options awarded by the Company beginning November 1, 2005. Under SFAS No. 123(R), the Company is required to recognize compensation expense for options granted after November 1, 2005. The Company used the modified prospective application transition method in adoption of SFAS No. 123(R). Under this transition method, the Company was also required to recognize compensation expense for the portion of awards granted before November 1, 2005 for which the requisite service had not been rendered. Provisions of SFAS No. 123(R) preclude the Company from changing the grant date fair value of awards granted before November 1, 2005. Using the Black-Scholes-Merton option pricing model, management has determined that the result of recognizing compensation expense for options granted before October 31, 2005 would have an insignificant effect on income and no effect on cash flows for the quarter ended April 30, 2006. Furthermore, no options were granted since October 31, 2005.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by the Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The initial adoption of FIN 47 did not have an impact on the Company's financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 supersedes APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires all voluntary changes in accounting principles because of preferability or any change resulting from the issuance of an accounting pronouncement that does not include detailed transition instructions to be handled by retrospective application, unless it is impracticable to determine the effect on prior period financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's financial statements.

     On September 15, 2005, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." EITF 04-13 describes the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction, and describes the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. The Company is currently evaluating the applicability of EITF 04-13 to the Company's inventory transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" in Item 2 of this Form 10-Q, as well as those discussed elsewhere in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

     The following discussion and analysis should be read in connection with the Company's Financial Statements and related notes and other financial information included elsewhere in this Form 10-Q.

OVERVIEW

     The Company derives revenues through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, bebe eyes, Nicole Miller Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Dakota Smith Eyewear, and under its proprietary Signature brand. The Company's cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to the Company's specifications.

     The Company reported net income of $306,000 and $426,000 for the three months and six months ended April 30, 2006 (the "2006 Quarter" and the "2006 Six Months," respectively) compared to net income of $336,000 and $477,000 for the three months and six months ended April 30, 2005 (the "2005 Quarter" and "2005 Six Months," respectively). This decrease in net income was due primarily to 15.7% and 10.5% decreases in net sales for the three and six-month periods ending April 30, 2006, respectively, as compared to the prior year. Net sales slowed in all distribution channels, as the eyewear market remained sluggish. In addition, the Company experienced delivery delays from its frame manufacturers resulting in increased back orders. The Company anticipates that it will continue to experience longer factory delivery times through at least the end of the fiscal year. The Company recognized income tax benefits of $156,000 and $196,000 in the 2006 Quarter and 2006 Six Months, respectively, resulting from a decrease in the valuation allowance on its deferred tax asset relating primarily to its net operating loss carryforwards.

     During the quarter the Company entered into a license agreement with Cutter & Buck, Inc. that gives it the exclusive worldwide right to design, manufacture and distribute Cutter & Buck optical and sun eyewear. The Company expects to launch this line in the late fall of 2006.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            APRIL 30,                   APRIL 30,
                                                      ----------------------      ---------------------
                                                        2006         2005           2006         2005
                                                      --------     --------       --------     --------
     Net sales                                          100.0%       100.0%         100.0%       100.0%
     Cost of sales                                       33.3         33.7           33.8         34.5
                                                      --------     --------       --------     --------
     Gross profit                                        66.7         66.3           66.2         65.5
                                                      --------     --------       --------     --------
     Operating expenses:
          Selling                                        36.4         34.5           36.0         33.2
          General and administrative                     24.3         23.8           24.8         25.1
          Depreciation and amortization                   0.8          1.3            0.9          1.4
                                                      --------     --------       --------     --------
                  Total operating expenses               61.5         59.6           61.7         59.7
                                                      --------     --------       --------     --------
     Income from operations                               5.2          6.7            4.5          5.8
                                                      --------     --------       --------     --------
     Other income (expense), net                         (2.6)        (1.8)          (2.5)        (2.0)
                                                      --------     --------       --------     --------
     Income before provision for income taxes             2.6          4.9            2.0          3.8
                                                      --------     --------       --------     --------
     Provision (benefit) for income taxes                (2.6)         0.1           (1.7)         0.1
                                                      --------     --------       --------     --------
     Net income                                           5.2%         4.8%           3.7%         3.7%
                                                      ========     ========       ========     ========

     NET SALES. Net sales decreased by 15.7% or $1,092,000 from the 2005 Quarter to the 2006 Quarter and 10.5% or $1,345,000 from the 2005 six months to the 2006 six months. The following table contains information regarding net sales for the periods indicated:

                                   THREE MONTHS ENDED APRIL 30,                     SIX MONTHS ENDED APRIL 30,
                               -----------------------------------             -----------------------------------
     Dollars in thousands            2006               2005         CHANGE          2006               2005         CHANGE
                               ----------------   ----------------   -------   ----------------   ----------------   -------
     bebe eyes                 $ 1,503    25.7%   $ 1,547    22.3%    (2.8)%   $ 2,915    25.5%   $ 2,805    21.9%     3.9%
     Nicole Miller Eyewear       1,262    21.6      1,345    19.3     (6.2)%     2,340    20.4      2,351    18.4     (0.5)%
     Laura Ashley Eyewear        1,156    19.7      1,604    23.1    (27.9)%     2,264    19.8      2,988    23.4    (24.2)%
     Other                       1,933    33.0      2,450    35.3    (21.1)%     3,927    34.3      4,647    36.3    (15.5)%
                               -------   -----    -------   -----              -------   -----    -------   -----
     Total                     $ 5,854   100.0%   $ 6,946   100.0%   (15.7)%   $11,446   100.0%   $12,791   100.0%   (10.5)%
                               =======   =====    =======   =====              =======   =====    =======   =====

     Net sales of Laura Ashley Eyewear continued to decline, sales of other eyewear lines remained relatively constant. The Company elected not to exercise the renewal option on its Eddie Bauer Eyewear license, which terminated as of December 31, 2005. Under the terms of the license, the Company may sell off its existing inventory through August 31, 2006. However, net sales of Eddie Bauer Eyewear were $824,000 and $1,240,000 lower in the 2006 Quarter and the 2006 Six Months compared to the comparable periods in 2005.

     Direct sales to independent optical retailers decreased $195,000 from the 2005 Quarter to the 2006 Quarter and $120,000 from the 2005 Six Months to the 2006 Six Months. Sales to national optical retail chains decreased $689,000 from the 2005 Quarter to the 2006 Quarter and $1,208,000 from the 2005 Six Months to the 2006 Six Months primarily due to the consolidation of national chains. International sales decreased $157,000 from the 2005 Quarter to the 2006 Quarter and $177,000 from the 2005 Six Months to the 2006 Six Months.

     Net sales reflect gross sales less a reserve for product returns established by the Company based on products that the Company is aware will be returned as of that date. The Company's reserve was $535,000 at April 30, 2006. The Company had $999,000 and $1,143,000 in returns in the 2006 Quarter and 2005 Quarter, respectively, but due to the lower sales in 2006, the product returns as a percentage of gross sales was 15.3% for the 2006 Quarter as compared to 14.5% in the 2005 Quarter.

     The Company also maintains an additional allowance for product returns. Changes in the allowance in any period will have a corresponding impact on net sales during the period. The Company's allowance for product returns did not change in the 2006 Quarter.

     GROSS PROFIT AND GROSS MARGIN. Gross profit decreased $702,000 or 15.2% from the 2005 Quarter to the 2006 Quarter and $802,000 or 9.6% from the 2005 Six Months to the 2006 Six Months due to lower net sales. The gross margin was 66.7% and 66.3% in the 2006 Quarter and 2006 Six Months, respectively, compared to 66.3% and 65.5% in the 2005 Quarter and 2005 Six Months, respectively, because of sales of higher margin frames and price increases on selected frame styles.

     SELLING EXPENSES. Until fiscal 2006, the Company included all payroll taxes in general and administrative expense. Commencing in fiscal 2006, the Company has included payroll taxes for sales personnel in selling expense. This change resulted in $74,000 and $132,000 of payroll taxes in the 2006 Quarter and 2006 Six Months, respectively, being included in selling expense and not in general and administrative expense.

     Selling expenses for the 2006 Quarter decreased $263,000 from the 2005 Quarter primarily due to a decrease of $228,000 in royalty expense due to lower overall net sales and a reduction of the Eddie Bauer royalty expense, a decrease of $111,000 in salaries offset by an increase of $93,000 in promotion expense and the change in payroll tax allocation described above. Selling expense decreased $126,000 or 3% from the 2005 Six Months to the 2006 Six Months due primarily to a $304,000 decrease in royalty expense, a $78,000 decrease in advertising expense, a $74,000 decrease in sales commissions and salaries offset by a $145,000 increase in promotion expense and the change in payroll tax allocation described above.

     GENERAL AND ADMINISTRATIVE EXPENSES. As described above, until fiscal 2006, the Company included all payroll taxes in general and administrative expense. Commencing in fiscal 2006, the Company has included payroll taxes for sales personnel in selling expense. This change resulted in $74,000 and $132,000 of payroll taxes in the 2006 Quarter and 2006 Six Months, respectively, being included in selling expense and not general and administrative expense.

     General and administrative expenses for the 2006 Quarter decreased $230,000 from the 2005 Quarter primarily due to a $47,000 decrease in rent, a decrease of $41,000 in insurance, and the change in payroll tax allocation described above. General and administrative expense decreased by $365,000 or 11.4% from the 2005 Six Months to the 2006 Six Months due primarily to a $93,000 decrease in rent expense, an $82,000 decrease in legal, audit and consulting expense, a $52,000 decrease in insurance expense, and the change in payroll tax allocation described above.

     OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense.

     PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's net loss carry-forward, the Company had no income tax expense other than franchise taxes in various states. The Company recognized an income tax benefit of $155,000 in the 2006 Quarter resulting from a decrease in the valuation allowance on its deferred tax asset relating primarily to its net operating loss carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable (net of allowance for doubtful accounts) decreased from $3.0 million at October 31, 2005 to $2.8 million at April 30, 2006 due primarily to lower net sales for the quarter ended April 30, 2006 as compared to the quarter ended October 31, 2005. The allowance for doubtful accounts decreased $25,000 from October 31, 2005 to April 30, 2006.

     The Company's inventories increased $488,000 to $5.5 million at April 30, 2006 from $5.0 million at October 31, 2005, due to a $92,000 increase in case inventory and a $396,000 increase in frame inventory.

     The Company's long-term debt at April 30, 2006 included principally: (i) $3.8 million under three credit facilities with Home Loan Investment Corporation and its subsidiary Home Loan Industrial Bank; (ii) $2.6 million under a credit facility with Bluebird Finance Limited; and (iii) $321,000 under a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment. At April 30, 2006, the Company had fully utilized its borrowing capacity under its existing credit facilities. See Note 4 of Notes to Financial Statements.

     Of the Company's accounts payable at April 30, 2006, $276,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at April 30, 2006.

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

     FOREIGN CURRENCY RISKS. At any month-end during the quarter ended April 30, 2006, a maximum of $357,000 was payable in foreign currency. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at April 30, 2006.

     International sales accounted for approximately 10.6% of the Company's net sales for the three months and six months ended April 30, 2006. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company generally pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

     INTEREST RATE RISK. The Company's credit facilities existing at April 30, 2006 had fixed interest rates. Accordingly, the Company does not believe it is subject to material interest rate risk.

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

     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the Company have been detected.

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

Date: June 13, 2006                               SIGNATURE EYEWEAR, INC.


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