Form 10-Q
period 2006-07-31
SIGNATURE EYEWEAR INC
filed 2006-09-12
CIK 1036292

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 2006

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

Large Accelerated Filer ___   Accelerated Filer ___   Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,543,139 shares issued and outstanding as of August 31, 2006.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q


PART I   FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1   Financial Statements                                                3
         Balance Sheets                                                      3
         Statements of Operations                                            5
         Statements of Cash Flows                                            6
         Notes to the Financial Statements                                   8
Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                12
Item 3   Quantitative and Qualitative Disclosures about Market Risk         16
Item 4   Controls and Procedures                                            16


PART II  OTHER INFORMATION

Item 6   Exhibits                                                           17

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                              OCTOBER 31, 2005 AND JULY 31, 2006
--------------------------------------------------------------------------------

                                     ASSETS

                                                                        July 31,        October 31,
                                                                          2006             2005
                                                                     ------------      ------------
Current assets
     Cash and cash equivalents                                       $    346,561      $    735,654
     Certificate of deposit, restricted                                   250,000           250,000
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $68,334 and $ 141,603                     2,835,069         3,048,381
     Inventory                                                          5,584,628         5,003,652
     Promotional products and materials                                    89,478            48,143
     Prepaid expenses and other current assets                            135,820           178,400
     Deferred income taxes                                                212,500           127,500
                                                                     ------------      ------------
             Total current assets                                       9,454,056         9,391,730

Property and equipment, net                                               534,414           644,194
Total deposits and other assets                                           106,292           128,831
Deferred income taxes                                                     418,200           178,500
                                                                     ------------      ------------
                 Total assets                                        $ 10,512,962      $ 10,343,255
                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                  OCTOBER 31, 2005 AND JULY 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                        July 31,        October 31,
                                                                          2006             2005
                                                                     ------------      ------------
Current liabilities
     Accounts payable - trade                                        $  4,976,735      $  4,671,477
     Accrued expenses and other current liabilities                     1,381,095         1,776,280
     Reserve for customer returns                                         290,810           290,810
     Current portion of long-term debt                                    687,247           661,989
                                                                     ------------      ------------
         Total current liabilities                                   $  7,335,887      $  7,400,556

Long-term debt, net of current portion                                  5,876,299         6,391,647
                                                                     ------------      ------------
             Total liabilities                                         13,212,186        13,792,203
                                                                     ------------      ------------
Commitments and contingencies

Shareholders' deficit
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
             Series A 2% convertible preferred stock, $0.001
             par value;
             1,360,000 shares authorized
             1,200,000 issued and outstanding                               1,200             1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,543,139 shares and 6,301,889 issued
             and outstanding                                                6,543             6,302
     Additional paid-in capital                                        15,381,476        15,287,716
     Accumulated deficit                                              (18,088,443)      (18,744,166)
                                                                     ------------      ------------
                 Total shareholders' deficit                           (2,699,224)       (3,448,948)
                                                                     ------------      ------------
                     Total liabilities and shareholders' deficit     $ 10,512,962      $ 10,343,255
                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                         STATEMENT OF OPERATIONS
   FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                               For The Three Months Ended          For The Nine Months Ended
                                             ------------------------------      ------------------------------
                                               July 31,          July 31,          July 31,          July 31,
                                                 2006              2005              2006              2005
                                             ------------      ------------      ------------      ------------
Net sales                                    $  5,690,177      $  6,277,520      $ 17,136,485      $ 19,068,703
Cost of sales                                   1,875,156         2,240,311         5,743,337         6,651,755
                                             ------------      ------------      ------------      ------------
Gross profit                                    3,815,021         4,037,209        11,393,148        12,416,948
                                             ------------      ------------      ------------      ------------

Operating expenses
     Selling                                    2,125,329         1,635,361         6,242,782         5,878,635
     General and administrative                 1,394,368         1,469,375         4,240,634         4,680,775
     Depreciation and amortization                 52,463            96,262           150,437           279,192
                                             ------------      ------------      ------------      ------------
         Total operating expenses               3,572,160         3,200,998        10,633,853        10,838,602
                                             ------------      ------------      ------------      ------------

Income from operations                            242,861           836,211           759,295         1,578,346
                                             ------------      ------------      ------------      ------------

Other income (expense)
     Sundry income (expense)                         --                --                --              22,223
     Interest expense                            (140,068)         (141,566)         (420,974)         (420,703)
                                             ------------      ------------      ------------      ------------
         Total other income (expense)            (140,068)         (141,566)         (420,974)         (398,480)
                                             ------------      ------------      ------------      ------------

Income before provision for
      income taxes                                102,793           694,645           338,321         1,179,866
Provision for(benefit from) income taxes         (126,737)         (151,445)         (317,400)         (143,505)
                                             ------------      ------------      ------------      ------------
Income                                            229,530           846,090           655,721         1,323,371
                                             ------------      ------------      ------------      ------------

Net income available to
     common stock shareholders               $    229,530      $    846,090      $    655,721      $  1,323,371
                                             ============      ============      ============      ============
Diluted earnings per share                   $       0.04      $       0.13      $       0.10      $       0.21
                                             ============      ============      ============      ============
Basic earnings per share                     $       0.04      $       0.13      $       0.10      $       0.21
                                             ============      ============      ============      ============
Weighted-average common shares
     outstanding - Diluted                      6,530,163         6,301,889         6,530,163         6,259,032
                                             ============      ============      ============      ============
Weighted-average common shares
     outstanding - Basic                        6,381,677         6,370,310         6,381,677         6,377,214
                                             ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                         STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 2006              2005
                                                             ------------      ------------
Cash flows from operating activities
    Net income                                               $    655,721      $  1,323,371
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
        Deferred tax asset                                       (324,700)         (153,000)
        Depreciation and amortization                             150,436           279,192
        Provision for bad debts                                   (73,269)          (83,762)
        (Increase) decrease in:
          Accounts receivable - trade                             286,580          (496,756)
          Inventories                                            (580,976)         (157,329)
          Promotional products and materials                      (41,335)          (32,572)
          Prepaid expenses and other current assets                42,580           (55,800)
        Increase (decrease) in:
          Accounts payable - trade                                305,258          (113,945)
          Accrued expenses and other current liabilities         (395,185)         (377,965)
                                                             ------------      ------------
Net cash provided by operating activities                          25,110           131,434
                                                             ------------      ------------
Cash flows from investing activities
    Purchase of property and equipment                            (40,654)          (83,150)
    Deposits and other assets                                      22,539             1,270
                                                             ------------      ------------
Net cash (used in) investing activities                           (18,115)          (81,880)
                                                             ------------      ------------

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                         STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 2006              2005
                                                             ------------      ------------
Cash flows from financing activities
    Net increase in lines of credit                               205,000              --
    Proceeds from short-term debt                                    --             350,000
    Payments on short-term debt                                  (100,000)         (457,832)
    Borrowings on long-term debt                                     --             406,000
    Payments on long-term debt                                   (595,089)         (280,252)
    Proceeds from sale of common stock                             94,001            12,000
                                                             ------------      ------------
Net cash (used in) provided by financing activities              (396,088)           29,916
                                                             ------------      ------------
Net (decrease) increase in cash and cash equivalents             (389,093)           79,470


Cash and cash equivalents, beginning of year                      735,654           522,370
                                                             ------------      ------------
Cash and cash equivalents, end of period                     $    346,561      $    601,840
                                                             ============      ============

Supplemental disclosures of cash
    flow information

      Interest paid                                          $    256,597      $    297,794
                                                             ============      ============
      Income taxes paid                                      $      7,250      $      9,495
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2005. The results of operations for the nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ended October 31, 2006.

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

                                                             NINE MONTHS ENDED
                                                               JULY 31, 2006
                                                             -----------------

     Net income available to common stock shareholders          $  655,721
                                                                ==========
     Weighted average number of common shares used
       in basic EPS                                              6,381,677
     Effect of dilutive stock options                              148,486
                                                                ----------
     Weighted average number of common shares and dilutive
       potential common shares used in dilutive EPS              6,530,163
                                                                ==========

     The Company had dilutive shares for the nine months ended July 31, 2006, but did not have dilutive shares for the nine months ended July 31, 2005.

     The following potential common shares have been excluded from the computations of diluted income (loss) per share for the three and nine months ended July 31, 2006 and 2005 because the exercise price was above the average market price for all periods presented:

                                        2006            2005
                                     ---------       ---------

     Stock options                      97,500         107,100
     Warrants                          100,000         100,000
                                     ---------       ---------
        TOTAL                          197,500         207,100
                                     =========       =========

Foreign Currency Translation
----------------------------

     The Company's Belgium branch's functional currency is the Euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were immaterial for the periods ended July 31, 2006 and 2005.

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

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at the dates indicated consisted of the following:

                                                         JULY 31,    OCTOBER 31,
                                                           2006         2005
                                                        ----------   ----------

     Computer equipment                                 $1,613,531   $1,577,915
     Leasehold improvements                              1,200,590    1,200,590
     Software                                            1,137,624    1,132,660
     Office furniture and equipment                        912,756      912,756
     Machinery and equipment                               709,370      709,295
                                                        ----------   ----------
                                                        $5,573,871   $5,533,216

     Less accumulated depreciation and
       amortization                                      5,039,459    4,889,022
                                                        ----------   ----------
          TOTAL                                         $  534,412   $  644,194
                                                        ==========   ==========

     Depreciation and amortization expense was $150,437 and $279,192 for the nine months ended July 31, 2006 and 2005, respectively, and $52,463 and $96,262 for the three months ended July 31, 2006 and 2005, respectively.

NOTE 4. SHORT-TERM AND LONG-TERM DEBT

     Short-term and long-term debt at the dates indicated consisted of the following:

                                                         JULY 31,    OCTOBER 31,
                                                           2006         2005
                                                        ----------   ----------

Term note payable to Home Loan Investment
     Corporation ("HLIC") in the original amount
     of $3,000,000, bearing interest at 10% per
     annum, secured by the assets of the Company,
     a letter of credit in the amount of
     $1,250,000 and a $250,000 certificate of
     deposit issued by HLIC; payments of interest
     only through March 2004 and thereafter
     monthly installments of principal and
     interest ($39,777) with a payment of
     $2,044,206 in April 2008                           $2,587,252   $2,744,575

Revolving line of credit from HLIC in the amount
     of $500,000, secured by the collateral
     securing the HLIC term note, bearing interest
     at 12% per annum on the outstanding balance,
     due in April 2008                                     500,000      295,000

Term note payable to HLIC in the original amount
     of $655,693, secured by the collateral
     securing the HLIC note, bearing interest at
     12% per annum and due and payable on July 31,
     2007                                                  655,693      655,693

Term note payable to Bluebird Finance Limited in
     the original amount of $2,900,000, secured by
     the assets of the Company (subordinated to
     the HLIC credit facility), bearing interest
     at 5% per annum, and payable in quarterly
     installments of $72,500, commencing in July
     2005                                                2,537,500    2,863,901

Note payable to a commercial bank in the original
     amount of $750,000, secured by certain
     property and equipment, bearing interest at
     4% per annum, payable in 39 monthly
     installments of $13,812, commencing March 31,
     2003, with the remaining principal and
     accrued interest due and payable in full on
     February 28, 2008                                     283,101      394,467

Term note payable to Eagle Star Finance in the
     original amount of $350,000, unsecured,
     bearing interest at 3% per annum payable in
     monthly installments of $50,000 commencing in
     May, 2005, with the remaining principal and
     interest due on November 27, 2005                         --       100,000
                                                        ----------   ----------
                                                        $6,563,546   $7,053,636
Less current portion                                       687,247      661,989
                                                        ----------   ----------
     LONG-TERM PORTION                                  $5,876,299   $6,391,647
                                                        ==========   ==========

NOTE 5. INCOME TAXES

            The benefit for income taxes for the three and nine months ended July 31, 2006 includes decreases of $129,200 and $324,700, respectively, in the valuation allowance for deferred tax assets. The decrease in the valuation allowance is primarily due to the Company's determination that the future tax benefits of the net operating loss carryforwards may be realized.

NOTE 6. CHANGE IN ACCOUNTING PRINCIPLES

Share-Based Compensation
------------------------

     The Company was required to adopt the provisions of FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), effective November 1, 2005. Prior to November 1, 2005, the Company used the fair value method permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to account for stock options granted to employees. The Company had elected the disclosure-only provisions of SFAS 123 and, accordingly, did not recognize compensation expense for stock option grants.

     The provisions of SFAS 123R are applicable to stock options awarded by the Company beginning November 1, 2005. Under SFAS No. 123R, the Company is required to recognize compensation expense for options granted after November 1, 2005. The Company used the modified prospective application transition method in adoption of SFAS No. 123R. Under this transition method, the Company was also required to recognize compensation expense for the portion of awards granted before November 1, 2005 for which the requisite service had not been rendered. Provisions of SFAS No. 123R preclude the Company from changing the grant date fair value of awards granted before November 1, 2005. Using the Black-Scholes-Merton option pricing model, management has determined that the result of recognizing compensation expense for options granted before October 31, 2005 would have an insignificant effect on income and cash flows for the period ended July 31, 2006. Furthermore, no options were granted since October 31, 2005.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that the exchange of nonmonetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. The initial adoption of SFAS No. 153 did not have an impact on the Company's financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by the Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The initial adoption of FIN No. 47 did not have an impact on the Company's financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 supersedes APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires all voluntary changes in accounting principles because of preferability or any change resulting from the issuance of an accounting pronouncement that does not include detailed transition instructions to be handled by retrospective application, unless it is impracticable to determine the effect on prior period financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's financial statements.

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

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). This standard amends the guidance in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have been embedded derivatives to be accounted for as whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The provisions of SFAS No. 155 nullify or amend certain Derivatives Implementation Group Issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 14, 2006. The Company does not expect the adoption of this Statement to have any material effect on its financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (SFAS No. 156"). This standard amends the guidance in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:
(a) a transfer of the servicer's financial assets that meets the requirements for sale accounting; (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"; or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of this Statement to have any material effect on its financial statements.

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

OVERVIEW

     The Company derives revenues through the sale of eyeglass frames under licensed brand names, including Laura Ashley Eyewear, bebe eyes, Nicole Miller Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Dakota Smith Eyewear, and its proprietary Signature brand. The Company intends to launch its Cutter & Buck Eyewear line in the fall of 2006. The Company's cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to the Company's specifications.

     The Company reported net income of $229,000 and $656,000 for the three months and nine months ended July 31, 2006 (the "2006 Quarter" and the "2006 Nine Months," respectively) compared to net income of $846,000 and $1,323,000 for the three months and nine months ended July 31, 2005 (the "2005 Quarter" and "2005 Nine Months," respectively). This decrease in net income was due primarily to 5.5% and 8.2% decreases in net sales for the three and nine-month periods ending July 31, 2006, respectively, as compared to the prior year. The Company continues to experience delivery delays from its frame manufactures resulting in increased back orders. The Company anticipates that it will continue to experience longer factory delivery times at least through the end of the fiscal year. In the 2005 Quarter, the Company recognized a one-time reduction in accrued minimum royalties on Eddie Bauer Eyewear of $552,000, which reduced selling expenses during the 2005 Quarter. The Company recognized income tax benefits of $129,000 and $325,000 in the 2006 Quarter and 2006 Nine Months, respectively, resulting from a decrease in the valuation allowance on its deferred tax asset relating primarily to its net operating loss carryforwards.

     The Company reduced long-term debt (including current portion) from $7.1 million at October 31, 2005 to $6.6 million at July 31, 2006 due to scheduled pay-offs. As a result of its net income and the sale of $93,000 of common stock under its 1997 Stock Plan, the Company's stockholders' deficit decreased from $3.4 million at October 31, 2005 to $2.7 million at July 31, 2006.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          JULY 31,                JULY 31,
                                                     ------------------      -----------------
                                                      2006        2005        2006        2005
                                                     -----       -----       -----       -----
     Net sales                                       100.0%      100.0%      100.0%      100.0%
     Cost of sales                                    33.0        35.7        33.5        34.9
                                                     -----       -----       -----       -----
     Gross profit                                     67.0        64.3        66.5        65.1
                                                     -----       -----       -----       -----
     Operating expenses:
          Selling                                     37.4        26.1        36.4        30.8
          General and administrative                  24.5        23.4        24.7        24.5
          Depreciation and amortization                0.9         1.5         0.9         1.5
                                                     -----       -----       -----       -----
                  Total operating expenses            62.8        51.0        62.0        56.8
                                                     -----       -----       -----       -----
      Income from operations                           4.2        13.3         4.5         8.3
                                                     -----       -----       -----       -----
      Other income (expense), net                     (2.5)       (2.3)       (2.5)       (2.1)
                                                     -----       -----       -----       -----
      Income before provision for income taxes         1.7        11.0         2.0         6.2
                                                     -----       -----       -----       -----
      Provision (benefit) for income taxes            (2.2)       (2.4)       (1.8)       (0.8)
                                                     -----       -----       -----       -----
      Net income                                       3.9%       13.4%        3.8%        7.0%
                                                     =====       =====       =====       =====

     NET SALES. Net sales decreased by 9.4% or $588,000 from the 2005 Quarter to the 2006 Quarter and 10.1% or $1,933,000 from the 2005 Nine Months to the 2006 Nine Months. The following table contains information regarding net sales for the periods indicated:

                                   THREE MONTHS ENDED JULY 31,                      NINE MONTHS ENDED JULY 31,
                                ---------------------------------             -----------------------------------
     Dollars in thousands             2006              2005         CHANGE          2006               2005         CHANGE
                                ---------------   ---------------   -------   ----------------   ----------------   -------
     bebe eyes                  $1,755    30.8%   $1,522    24.2%     15.3%   $ 4,670    27.2%    $4,327    22.7%      7.9%
     Nicole Miller Eyewear       1,223    21.5     1,136    18.1       7.7%     3,563    20.8      3,488    18.3       2.2%
     Laura Ashley Eyewear          938    16.5     1,465    23.3    (36.0)%     3,202    18.7      4,453    23.4    (28.1)%
     Other                       1,774    31.2     2,155    34.4    (17.7)%     5,701    33.3      6,801    35.6    (16.2)%
                                ------   ------   ------   ------   -------   -------   ------   -------   ------   -------
     Total                      $5,690   100.0%   $6,278   100.0%    (9.4)%   $17,136   100.0%   $19,069   100.0%   (10.1)%
                                ======   ======   ======   ======   =======   =======   ======   =======   ======   =======

     Net sales of bebe eyes and Nicole Miller Eyewear continued to increase. This increase was offset by the discontinuation of Eddie Bauer Eyewear and the decline in Laura Ashley Eyewear while the sales of other eyewear lines remained relatively constant. The Company elected not to exercise the renewal option on its Eddie Bauer Eyewear license, which terminated as of December 31, 2005. The Company may sell off its existing inventory through December 31, 2006. However, net sales of Eddie Bauer Eyewear were $667,000 and $1,906,000 lower in the 2006 Quarter and the 2006 Nine Months compared to the comparable periods in 2005.

     Direct sales to independent optical retailers increased $992,000 from the 2005 Quarter to the 2006 Quarter and $872,000 from the 2005 Nine Months to the 2006 Nine Months. Sales to national optical retail chains decreased $345,000 from the 2005 Quarter to the 2006 Quarter and $1,417,000 from the 2005 Nine Months to the 2006 Nine Months due to the consolidation of national chains. International sales decreased $368,000 in the 2006 Quarter from the 2005 Quarter and $544,000 in the 2006 Nine Months from the 2005 Nine Months.

     Net sales reflect gross sales less a reserve for product returns established by the Company based on products that the Company is aware will be returned as of that date. The Company's reserve was $535,000 at July 31, 2006. The Company had $928,000 and $994,000 in returns in the 2006 Quarter and 2005 Quarter, respectively, but due to the lower sales in 2006, the product returns as a percentage of gross sales was 14.5% for the 2006 Quarter as compared to 14.0% in the 2005 Quarter.

     The Company also maintains an additional allowance for product returns. Changes in the allowance in any period will have a corresponding impact on net sales during the period. The Company's allowance for product returns did not change in the 2006 Quarter.

     GROSS PROFIT AND GROSS MARGIN. Gross profit decreased $222,000 or 5.5% from the 2005 Quarter to the 2006 Quarter and $1,024,000 or 8.2% from the 2005 Nine Months to the 2006 Nine Months due to lower net sales. The gross margin was 67% and 66.5% in the 2006 Quarter and 2006 Nine Months, respectively, compared to 64.3% and 65.1% in the 2005 Quarter and 2005 Nine Months, respectively, because of sales of higher margin frames and price increases on selected frame styles.

     SELLING EXPENSES. Selling expenses for the 2006 Quarter increased $490,000 from the 2005 Quarter primarily due to an increase of $454,000 in royalty expense. This increase was due to a one-time reduction in the 2005 Quarter of $552,000 in accrued minimum royalties on Eddie Bauer Eyewear. Selling expense increased $364,000 or 6.2% from the 2005 Nine Months to the 2006 Nine Months due primarily to a $197,000 increase in promotion expense, the change in payroll tax allocation described below, and the increase in royalty expense as described above. Advertising expense and salaries and commission expense decreased by $154,000 and $128,000, respectively, from the 2005 Nine Months to the 2006 Nine Months.

     Until fiscal 2006, the Company included all payroll taxes in general and administrative expense. Commencing in fiscal 2006, the Company has included payroll taxes for sales personnel in selling expense. This change resulted in $46,000 and $177,000 of payroll taxes in the 2006 Quarter and 2006 Nine Months, respectively, being included in selling expense and not general and administrative expense.

     GENERAL AND ADMINISTRATIVE EXPENSES. As described above, until fiscal 2006, the Company included all payroll taxes in general and administrative expense. Commencing in fiscal 2006, the Company has included payroll taxes for sales personnel in selling expense. This change resulted in $46,000 and $177,000 of payroll taxes in the 2006 Quarter and 2006 Nine Months, respectively, being included in selling expense and not general and administrative expense.

     General and administrative expenses for the 2006 Quarter decreased $75,000 from the 2005 Quarter primarily due to a $43,000 decrease in professional fees, a decrease of $46,000 in insurance, and the change in payroll tax allocation described above. General and administrative expense decreased by $440,000 or 9.4% from the 2005 Nine Months to the 2006 Nine Months due primarily to a $98,000 decrease in insurance expense, an $89,000 decrease in professional fees, and the change in payroll tax allocation described above.

     OTHER INCOME (EXPENSE), NET. Other expense included primarily interest expense.

     PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's net loss carry-forward, the Company had no income tax expense other than franchise taxes in various states. The Company recognized an income tax benefit of $44,000 in the 2006 Quarter and a $111,000 benefit in the 2006 Nine Months, resulting from a decrease in the valuation allowance on its deferred tax asset relating primarily to its net operating loss carryforwards. These compare to income tax benefits of $53,000 and $50,000 in the 2005 Quarter and 2005 Nine Months, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable (net of allowance for doubtful accounts) decreased from $3.0 million at October 31, 2005 to $2.8 million at July 31, 2006 due primarily to lower net sales for the quarter ended July 31, 2006 as compared to the quarter ended October 31, 2005. The allowance for doubtful accounts decreased $73,000 from October 31, 2005 to July 31, 2006.

     The Company's inventories increased $581,000 to $5.6 million at July 31, 2006 from $5.0 million at October 31, 2005, primarily due to the Company's decision to maintain higher inventories to help offset longer delivery times from vendors. The Eddie Bauer frame inventory decreased by $210,000 or 21.1% since October 31, 2005 as the Company sells off its remaining inventory following termination of its Eddie Bauer license.

     The Company reduced long-term debt (including current portion) from $7.1 million at October 31, 2005 to $6.6 million at July 31, 2006 due to scheduled pay-offs. The Company's long-term debt at July 31, 2006 included principally:
(i) $3.7 million under three credit facilities with Home Loan Investment Corporation and its subsidiary Home Loan Industrial Bank; (ii) $2.5 million under a credit facility with Bluebird Finance Limited; and (iii) $283,000 under a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment. At July 31, 2006, the Company had fully utilized its borrowing capacity under its existing credit facilities. See Note 4 of Notes to Financial Statements.

     Of the Company's accounts payable at July 31, 2006, $346,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at July 31, 2006.

     The Company believes that at least through the third fiscal quarter of 2007, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with its credit facilities, and the ability to extend or refinance the term note due HLIC in July 2007 (outstanding balance of $656,000 at July 31, 2006), its cash flows from operations and through credit facilities will be sufficient to enable the Company to pay its debts and obligations as they mature. To support growth, the Company may be required to obtain the working capital through additional debt or equity financing.

INFLATION

     The Company does not believe its business and operations have been materially affected by inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     FOREIGN CURRENCY RISKS. At any month-end during the quarter ended July 31, 2006, a maximum of approximately $346,000 was payable in foreign currency. These foreign currencies included Japanese yen and Euros. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at July 31, 2006.

     International sales accounted for approximately 11% of the Company's net sales for the three months and nine months ended July 31, 2006. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company generally pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

     INTEREST RATE RISK. The Company's credit facilities existing at July 31, 2006 had fixed interest rates. Accordingly, the Company does not believe it is subject to material interest rate risk.

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

     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the Company have been detected.

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



Date: September 11, 2006                           SIGNATURE EYEWEAR, INC.


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