Form 10-K
period 2006-10-31
SIGNATURE EYEWEAR INC
filed 2007-02-13
CIK 1036292

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006

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

                                                  NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                                         REGISTERED
                                                               NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in

================================================================================
     definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|

     On January 23, 2007, the Registrant had 6,555,639 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 2,651,869 shares of Common Stock held by non-affiliates of the Registrant as of January 23, 2007 was $1,352,452.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Proxy Statement (Part III)

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

     The discussions in this Report contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Risk Factors" in Item 1A, as well as elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Risk Factors." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, relationships with licensors, distributors and customers, and the business environment in which the Company operates.

ITEM 1--DESCRIPTION OF BUSINESS

GENERAL

     Signature Eyewear, Inc. ("Signature" or the "Company") designs, markets and distributes prescription eyeglass frames and sunglasses primarily under exclusive brand name licenses from third parties. In fiscal 2006 the Company's eyewear lines included bebe eyes, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear, Nicole Miller Eyewear, and its proprietary Signature line.

     The Company distributes its products: (1) to independent optical retailers in the United States, primarily through its national direct sales force and independent sales representatives; (2) to national and regional optical retail chains; (3) internationally, primarily through exclusive distributors in foreign countries and a direct sales force in Western Europe; and (4) through selected distributors in the United States.

BUSINESS STRATEGY

     The Company has maintained relatively consistent levels of operating expenses during the past three fiscal years. The key to increasing profitability will be to increase revenues. The Company's plan to increase revenues includes the following:

     o actively promote Cutter & Buck Eyewear, which was introduced in October 2006, and the Nicole Miller Luxury Collection, which was introduced in January 2007;

     o continue to develop and grow the sunwear business and actively promote expanded lines of bebe eyes and Nicole Miller sunwear and introduce Cutter & Buck sunwear;

     o increase efforts to sell to mid-size optical retail chains which are less likely to manufacture their own private label eyewear than the large national optical retail chains historically targeted by the Company and are not experiencing consolidation like the national chains;

     o build the direct sales force in the United States to increase sales to independent optical retailers, including optometrists, opticians and ophthalmologists, which sales have higher gross margins than sales to optical retail chains;

     o expand sales of sunwear to department stores and sun specialty retailers;

     o    acquire additional brand names for optical and sunwear licenses;

     o reverse the decline in international sales by expanding into smaller foreign markets; and

     o continue to focus on unique frame design, quality control and quality assurance, as the Company believes that the prescription and sunwear frame market is a "product-driven" business, where the quality and styling, in addition to brand name recognition, are the principal factors in generating sales.

PRODUCTS

     The Company's products include ophthalmic frames and sunwear. The following table provides certain information about the market segments, introduction dates and approximate retail prices of the Company's products as of the date of this Form 10-K.

                                                              APPROXIMATE RETAIL
BRAND NAME/SEGMENT     CUSTOMER GENDER    INTRODUCTION DATE       PRICES(1)
------------------     ---------------    -----------------       ---------

 Laura Ashley
    Prescription             Women               1992             $125-$180
    Sunwear                  Women               1993             $75 -$100

 bebe eyes
    Prescription             Women               2000             $100-$200
    Sunwear                  Women               2005             $100-$200

 Hart Schaffner Marx
    Prescription              Men                1996              $95-$180

 Hummer Eyegear
    Prescription           Men/Women             2005             $125-$175
    Sunwear                Men/Women             2005             $100-$250

 Nicole Miller
    Prescription             Women               1993             $120-$250
    Sunwear                  Women               1993              $75-$125

 Dakota Smith
    Prescription            Unisex               1992              $90-$150
    Sunwear                 Unisex               1992              $75-$125

 Cutter & Buck
    Prescription           Men/Women             2006             $100-$150
    Sunwear                Men/Women             2006              $90-$150

 Signature Collection      Men/Women             1999              $70-$120

(1) Retail prices are established by retailers, not the Company.

     FRAME DESIGN. The Company's frame styles are developed by its in-house design team, which works in close collaboration with many respected frame manufacturers throughout the world to develop unique designs and technologies. Once the factory develops a prototype, the designer presents the style to the licensor for approval. Once approved, Signature then contracts with the factory to manufacture the style. By these methods, Signature is able to choose the strengths of a variety of factories worldwide and to avoid reliance on any one factory. To assure quality, Signature's designers continue to work closely with the factory at each stage of a style's manufacturing process.

     The Company's metal frames generally require over 200 production steps to manufacture, including hand soldering of bridges, fronts and endpieces. Many of the Company's metal frames take advantage of modern technical advances, such as thinner spring hinges (which flex outward and spring back) and lighter metal alloys, both of which permit the manufacture of frames which are thinner and lighter while retaining strength. The Company also takes advantage of technical advances in plastic frames, such as laminated plastics that are layered in opposing or complementary colors, and extra-strong plastics that can be cut extremely thin. Eyewear and sunwear plastic frames have become more popular during the past several years.

     QUALITY CONTROL. The Company uses manufacturers it believes are capable of meeting its criteria for quality, delivery and attention to design detail. Signature specifies the materials to be used in the frames, and approves drawings and prototypes before committing to production. The Company places its initial orders for each style approximately six months before the style is released, and requires the factory to deliver several advance shipments of samples. The Company's designers examine all sample shipments and this process provides sufficient time to resolve problems with a style's quality before its release date. If, at any stage of the quality control process, frames do not meet the Company's quality standards, then the Company returns them to the factory with instructions to improve the specific quality problems. Historically, the Company has had a low defective frame rate and the manufacturers share in the cost of replacing defective frames.

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

     Signature's in-house merchandising team creates point of purchase display items. The new displays feature hanging fabric banners with updated graphics and frame display units. These pieces offer retailers multiple merchandising options for covering large and small spaces.

     The Company has the exclusive right to market and sell Laura Ashley Eyewear through a license with Laura Ashley entered into in May 1991. The license covers a specified territory including the United States, the United Kingdom and certain other countries. The Laura Ashley license expires January 2010. Laura Ashley may terminate the license before its term expires under certain circumstances, including a material breach of the license agreement by the Company, if management or control of the Company passes from the present managers, shareholders or controllers to other parties whom Laura Ashley may reasonably regard as unsuitable, or if minimum sales requirements are not met in any two years. The Company did not meet the minimum sales requirement for the last several license years, but Laura Ashley waived noncompliance.

     BEBE EYES

     The "bebe look," with its signature hint of sensuality, appeals to hip, sophisticated women who seek current fashion trends interpreted to suit their style and budget. The bebe eyes eyewear collection captures the spirit of the bebe brand through sexy, provocative eyewear and sunwear styles with bold colors and logo accents. In fiscal 2006, the Company expanded the prescription sunwear line as well as petite-fitting optical styles within the collection. Eye-catching point-of-purchase displays feature distinctive on-model imagery, and frame displays were revised to reflect the image of the brand at retail.

     The Company has the exclusive right to market and sell bebe eyes in the United States, Canada and a number of other countries pursuant to a license agreement the Company entered into in September 1999 with bebe stores, inc. On December 31, 2006, the license period was extended to January 31, 2008. The license agreement contains minimum annual net sales requirements and minimum quarterly and annual royalty requirements. bebe may terminate the license before its stated expiration under certain circumstances, including if the Company materially breaches the license agreement, or if, without the prior approval of bebe, 50% or more or the outstanding Common Stock of the Company is acquired by either (1) a women's apparel company or (2) another person and the financial and operational condition of the Company is impaired or such other person makes or proposes to make material changes in the key management personnel in charge of the license.

     NICOLE MILLER EYEWEAR

     Nicole Miller Eyewear is targeted at the sophisticated, style-conscious modern woman who creates her own fashion trends with contemporary elegance. Nicole Miller designs beautifully cut garments in exquisitely drawn prints in New York City. She celebrates 25 years of design for celebrities and her clientele. The Nicole Miller Eyewear collection captures the spirit of this exciting brand, with colorful designs and interesting shapes that represent a balanced blend of youthful energy and sophistication. Most styles of Nicole Miller Eyewear frames are available either as prescription eyewear or as sunwear, and many are available with lenses in designer colors. In addition to the core Nicole Miller New York line, in January 2007 the Company added a luxury grouping under the label Nicole Miller Collection to complement Nicole Miller's expansion into the luxury segment of its business.

     Signature has the exclusive right to market and sell frames and sunwear using the Nicole Miller trademark throughout the world, but excluding Japan, through a license agreement that expires March 31, 2009. The Company may renew the license for one additional three-year term (through March 31, 2012) provided it generates specified level of sales in the third license year and is not in default under the license. The license agreement contains minimum annual royalty requirements and minimum annual sales requirements for each of frames and sunglasses. The licensor may terminate the license agreement before its stated term upon material breach by Signature.

     HART SCHAFFNER MARX EYEWEAR

     The Hart Schaffner Marx Eyewear collection is distinctively masculine, targeted at men who seek quality, comfort and fit. Hart Schaffner Marx, a subsidiary of Hartmarx Corporation and a leading manufacturer of tailored clothing, has an image of enduring quality, and is a recognized name among men who purchase apparel in the medium to high price range. Because men are generally concerned with both function and fashion, the frames contain features that enhance their durability. The highest quality components are utilized for each style and unique accents of garment patterns and leather inlays offer a distinctive touch. Select styles feature titanium, a material renowned for its strength and lightweight qualities. The collection is designed to fit a broad spectrum of men, and selected styles have longer temples and larger sizes than those generally available.

     The Company has the exclusive right to market and sell Hart Schaffner Marx Eyewear in the United States and certain other countries through a license with Hart Schaffner Marx entered into in January 1996. The license agreement contains minimum annual net sales and minimum annual royalty requirements. The license expires December 31, 2008, and may be renewed for three-year terms by the Company in perpetuity provided the Company is not in default under the license agreement. Hart Schaffner Marx may terminate its license with the Company before the expiration of its term if (1) someone acquires more than 50% of the Company's outstanding voting securities, or (2) the Company fails to perform its material obligations under the license agreement.

     HUMMER EYEGEAR

     In July 2004 the Company obtained from General Motors Corporation the exclusive license to market and sell Hummer Eyegear in the United States and certain other countries. Hummer Eyegear differentiates itself by drawing from the unique image of strength, independence and confidence that Hummer embodies. Hummer Eyegear includes optical and sunwear styles, made from durable, innovative lens technology, innovative materials and bold, stylish designs.

     The license agreement expires on December 31, 2007, and is renewed for a two-year term if the Company is in compliance with the license agreement and met the minimum royalty requirement. The license agreement contains minimum annual royalty requirements. The licensor may terminate the license for any material breach of either the license agreement or if the Company does not obtain the prior approval of the licensor for any change in the ownership, control or direction of the Company's business.

     DAKOTA SMITH EYEWEAR

     Dakota Smith Eyewear targets men and women with eclectic designs that capture the American spirit. The Dakota Smith brand is a compelling blend of Santa Fe spirit and casual Americana design. The collection features high quality titanium eyewear and sunwear at an affordable price matched by few collections in the industry. Dakota Smith sunwear features superior polarized lenses with backside anti-reflective coatings. The collection is showcased at the point of sale with unique "hot rocks" displays created from earthen elements in wooden frames from the American southwest.

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

     The Company has the exclusive right to market and sell Dakota Smith Eyewear in the United States, Canada and a number of other countries pursuant to a license agreement entered into in February 2003 with Axwood Investments Limited, which had concurrently purchased the Dakota Smith eyewear trademark from the Company. The license expired in February 2006, but was automatically renewed for an additional two-year term. The license agreement contains minimum annual royalty payments based on net sales. The licensor may terminate the license for any material breach of the license.

     CUTTER & BUCK EYEWEAR

     Signature launched Cutter & Buck Eyewear in October 2006. Cutter & Buck Eyewear is designed to appeal to the consumer who is looking for time-honored styling that has been updated with today's technology, design advancements, and modern color combinations. Inspired by Cutter & Buck's country club heritage, the frames incorporate greens, blues and browns. Materials for the optical collection include "memory" metals, colorful plastics, and high-tech metal styles targeted toward the "big and tall" consumer. Sunwear include both performance shapes for outdoor activities, and Rx-able classics in hand-made plastic and memory metal.

     Signature has the exclusive worldwide right to market and sell Cutter & Buck Eyewear (frames and sunwear) pursuant to a license agreement entered into in April 2006. The license agreement contains minimum annual royalty requirements. The license expires December 31, 2009, and may be renewed by Signature through December 31, 2011 provided it is in compliance with the license agreement. The license contains minimum royalty and advertising expenditure requirements.

     HOUSE BRANDS

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

     The following table sets forth the Company's net sales by channel for the periods indicated:

                                            YEAR ENDED OCTOBER 31,
                                   -----------------------------------------
                                      2004           2005           2006
                                   ----------    ------------    -----------
                                                (In thousands)
     Direct sales                  $   13,578     $   15,429     $    16,006
     Optical retail chains              5,041          4,753           2,742
     International                      3,193          3,031           2,402
     Domestic distributors              1,123          1,073           1,197
     Freight billed to customers          673            764             815
                                   ----------     ----------     -----------
                                   $   23,608     $   25,050     $    23,162
                                   ==========     ==========     ===========


     DIRECT SALES. The Company distributes its products to independent optical retailers in the United States primarily through a national direct sales force, including company and independent sales representatives. The direct sales force, including independent sales representatives, numbered 55 at October 31, 2006. The Company plans to increase the number of independent sales representatives in fiscal 2007.

     OPTICAL RETAIL CHAINS. Signature sells directly to optical retail chains. During the past several years the Company's sales to national retail optical chains have declined as those chains have experienced significant consolidation and have increasingly marketed their own lower-cost private label frames. Thus, the Company has focused, and plans to continue to focus, its efforts on increasing sales to mid-size regional optical chains which are less likely to sell their own private label eyewear than the large national optical retail chains and are not experiencing consolidation like the national chains.

     INTERNATIONAL. The Company sells certain of its products internationally through exclusive distributors and in Western Europe through a direct sales force including Company and independent sales representatives. The Company maintains a sales office and warehouse facility in Liege, Belgium. The Company's international distributors have exclusive agreements for defined territories. The Company sells to European optical retail chains through its Belgium office. At October 31, 2006, the Company had approximately 20 international distributors and four international sales representatives. Part of the Company's strategy to increase revenues in fiscal 2007 is to increase efforts to develop markets for the Company's frames in Latin and South America.

     DOMESTIC DISTRIBUTORS. The Company distributes its products through selected distributors in the United States in areas in which it believes it can achieve better penetration than through direct sales. The Company had six distributors in the United States at October 31, 2006.

CONTRACT MANUFACTURING

     The Company's frames are manufactured to its specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process that can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. In fiscal 2006, Signature used manufacturers principally in China, Japan and Italy. The Company believes that throughout the world there are a sufficient number of manufacturers of high quality frames so that the loss of any particular frame manufacturer, or the inability to import frames from a particular country, would not materially and adversely affect the Company's business in the long-term. However, because lead times to manufacture the Company's eyeglass frames generally range from 90 to 180 days, an interruption occurring at one manufacturing site that requires the Company to change to a different manufacturer could cause significant delays in the distribution of the styles affected. This could cause the Company not to meet delivery schedules for these styles, which could adversely affect the Company's business, operating results and financial condition.

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

     The Company is not generally required to pay for any of its frames prior to shipment. Payment terms for the Company's products currently range from cash upon shipment to terms ranging between 60 and 120 days on open account. For frames imported other than from China manufacturers, the Company is obligated to pay in the currency of the country in which the manufacturer is located. In the case of frames purchased from manufacturers located in China, the currency is United States dollars. For almost all of the Company's other frame purchases, its costs vary based on currency fluctuations, and it generally cannot recover increased frame costs (in United States dollars) in the selling price of the frames.

COMPETITION

     The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including thousands with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., and Marchon Eyewear, Inc., Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed longer, and are significantly larger than the Company's. At the major retail optical chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, as these chains have increasingly designed, manufactured and sold their own lower-priced private label brands. Luxottica, the largest eyewear company in the world, is vertically integrated, in that it manufactures frames, distributes them through a direct sales force in the United States and throughout the world, and owns LensCrafters, Sunglass Hut, Pearle Vision and Cole Vision, which combined is the largest worldwide retail optical chain.

     The Company competes in its target markets through the quality of the brand names it licenses, its marketing and merchandising, the popularity of its frame designs, the reputation of its styles for quality, its pricing policies and the quality of its sales force.

BACKLOG

     The Company's backlog of orders believed to be firm was approximately $255,000 at October 31, 2006 and $160,000 at October 31, 2005. Historically, the Company ships eyeglass frames upon receipt of orders and does not operate with a material backlog. During 2006, the Company experienced longer production cycles and certain raw material shortages that caused delivery delays. The Company expects delivery cycles to improve in 2007 but may continue to operate with a backlog.

EMPLOYEES

     At October 31, 2006, the Company had 102 full-time employees, including 34 in sales and marketing, 20 in customer service and support, 23 in warehouse operations and shipping and 25 in general administration and finance. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 1A--RISK FACTORS

     OUR ABILITY TO REMAIN PROFITABLE WILL DEPEND IN SUBSTANTIAL PART ON OUR ABILITY TO MAINTAIN EXISTING LEVELS OF REVENUES, AND ITS ABILITY TO INCREASE PROFITABILITY WILL DEPEND IN PART ON INCREASING REVENUES.

     We have maintained relatively consistent levels of operating expenses during the past three fiscal years, with our net income or loss tied relatively directly to levels of net sales, which were $23.6 million, $25.1 million and $23.1 million in fiscal 2004, 2005 and 2006, respectively. We do not believe that we will be able to materially reduce our operating expenses in fiscal 2007. Accordingly, our ability to remain profitable in fiscal 2007 will depend in part on our ability to maintain revenue levels at those of fiscal 2006, and our ability to increase profitability will depend in part on our ability to increase revenues. Net sales of Eddie Bauer Eyewear were $1.3 million in fiscal 2006, but due to the expiration of the sell-off period on December 31, 2006 we will not have those sales in fiscal 2007. Our plan to generate new revenues includes actively promoting our Cutter & Buck Eyewear line introduced in October 2006 and Nicole Miller Luxury Collection introduced in January 2007, and expanded lines of bebe eyes and Nicole Miller sunwear and introduce Cutter & Buck sunwear.

     THE LOSS OF ANY MATERIAL BRAND NAME LICENSE WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     Net sales of bebe eyes, Nicole Miller Eyewear and Laura Ashley Eyewear accounted for 28.5%, 21.2% and 18.3%, respectively, or a total of 68.0%, of our net sales in fiscal 2006. While we intend to continue efforts to expand sales of our other eyewear lines and acquire other brand name eyewear licenses, we expect these lines to continue to be our leading sources of revenue for the near future. In December 2006, we renewed our bebe eyewear line through January 2008. Our license for Nicole Miller Eyewear expires in March 2009, and we may renew the license for a three-year term provided we are not in default. Our Laura Ashley license expires January 2010. Laura Ashley may also terminate the license agreement if minimum sales requirements are not met in any two years. We did not meet the minimum sales requirement for the last several years, but Laura Ashley waived noncompliance. Each of these licensors may terminate its respective license before its term expires under certain circumstances, including a material default by the Company or certain defined changes in control of the Company.

     THE INCREASING AVAILABILITY AND ACCEPTANCE OF VISION CORRECTION ALTERNATIVES MAY REDUCE CONSUMER DEMAND FOR FRAMES.

     Our future success could depend to a significant extent on the availability and acceptance by the market of vision correction alternatives to prescription eyeglasses, such as contact lenses and refractive (optical) surgery. While we do not believe that contact lenses, refractive surgery or other vision correction alternatives materially and adversely impact our business at present, there can be no assurance that technological advances in, or reductions in the cost of, vision correction alternatives will not occur in the future, resulting in their more widespread use. Increased use of vision correction alternatives could result in decreased use of our eyewear products, which would have a material adverse impact on our business, operating results and financial condition.

     OUR PRODUCT RETURN POLICY PERMITS RETURNS OF OUR PRODUCTS FOR CREDIT OR EXCHANGE, WHICH CAN MATERIALLY ADVERSELY AFFECT OUR NET SALES.

     We have a product return policy that we believe is standard in the optical industry and is followed by our competitors. Under that policy, we must pre-approve all product returns, which we will do only for credit or exchange if the product has not been discontinued. As a general policy, we do not make cash refunds. Our product returns for fiscal years 2005 and 2006 amounted to 14.2% and 15.0% of gross sales (sales before returns), respectively. We maintain an allowance for product returns that we consider adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on our business, operating results and financial condition.

     WE COMPETE IN A HIGHLY COMPETITIVE ENVIRONMENT WITH COMPANIES THAT HAVE GREATER RESOURCES.

     The markets for prescription eyewear are intensely competitive. There are thousands of frame styles, including thousands with brand names. At retail, the Company's eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, the Company competes against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., and Marchon Eyewear, Inc., Signature's largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than the Company. They also employ direct sales forces that have existed longer, and are significantly larger than the Company's. At the major retail optical chains, the Company competes not only against other eyewear suppliers, but also against the chains themselves, as these chains have increasingly designed, manufactured and sold their own lower-priced private label brands. Luxottica, the largest eyewear company in the world, is vertically integrated, in that it manufactures frames, distributes them through a direct sales force in the United States and throughout the world, and owns LensCrafters, Sunglass Hut, Pearle Vision and Cole Vision, which combined is the largest worldwide retail optical chain.

     We compete in our target markets through the quality of the brand names we license, our marketing, merchandising and sales promotion programs, the popularity of our frame designs, the reputation of our styles for quality, our pricing policies and the quality of our sales force. We cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures we face will not materially and adversely affect our business, operating results and financial condition.

     WE DEPEND UPON SALES TO NATIONAL RETAIL OPTICAL CHAINS, AND THE LOSS OF OR MATERIAL REDUCTION IN PURCHASES BY ONE OR MORE CHAINS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     Net sales to optical retail chains amounted to 19% and 12% of net sales in fiscal years 2005 and 2006, respectively, most of which were to national retail optical chains. National retail optical chains have increasingly marketed their own lower-cost private label brands and are experiencing industry consolidation. The continued decline in sales to retail optical chains, or the loss of one or more national optical retail chains as a customer, would have a material adverse affect on our business.

     OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 51.6% OF OUR OUTSTANDING COMMON STOCK AND THUS CONTROL THE COMPANY.

     As of January 23, 2007, our directors and executive officers owned beneficially approximately 51.6% of our outstanding shares of Common Stock. As a result, the directors and executive officers control the Company and its operations, including the approval of significant corporate transactions and the election of at least a majority of our Board of Directors and thus the policies of the Company. The voting power of the directors and executive officers could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might depress the price of the Common Stock.

     BECAUSE OF OUR FINANCIAL CONDITION, WE ARE UNABLE TO PAY ANY CASH DIVIDENDS FOR THE FORESEEABLE FUTURE.

     As a California corporation, under the California General Corporation Law, generally we may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, our assets would be at least 1.25 times our liabilities and our current assets would exceed our current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2006, we had an accumulated deficit of $18.1 million. As a result, we will not be able to pay dividends for the foreseeable future. In addition, our two principal credit facilities prohibit the payment of dividends without the consent of the lenders.

     PROVISIONS IN OUR LICENSE AGREEMENTS THAT ALLOW THE LICENSORS TO TERMINATE THE LICENSES UPON A CHANGE OF CONTROL EFFECTED WITHOUT THEIR APPROVAL COULD HAVE THE EFFECT OF DISCOURAGING A THIRD PARTY FROM ACQUIRING OR ATTEMPTING TO ACQUIRE A CONTROLLING PORTION OF OUR OUTSTANDING VOTING STOCK AND COULD THEREBY DEPRESS THE MARKET VALUE OF OUR COMMON STOCK.

     Each of the Laura Ashley, Hart Schaffner Marx, bebe and Hummer licenses allows the licensor to terminate its license upon certain events that under the license are deemed to result in a change in control of the Company unless the change of control is approved by the licensor. The licensors' rights to terminate their licenses upon a change in control of the company could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of our outstanding voting stock and could thereby depress the market value of the common stock.

     THE ABILITY OF OUR BOARD OF DIRECTORS TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK COULD HAVE THE EFFECT OF DISCOURAGING A THIRD PARTY FROM ACQUIRING OR ATTEMPTING TO ACQUIRE A CONTROLLING PORTION OF OUR OUTSTANDING VOTING STOCK AND COULD THEREBY DEPRESS THE MARKET VALUE OF OUR COMMON STOCK.

     Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock. We have outstanding 1,200,000 shares of Series A Preferred and have no present intention to issue any other shares of preferred stock. However, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which may depress the market value of our common stock.

     IF WE HAVE A "CHANGE OF OWNERSHIP" AS DEFINED UNDER THE INTERNAL REVENUE CODE, OUR ABILITY TO USE OUR NET OPERATING LOSS CARRYFORWARDS ("NOLS") WOULD BE SIGNIFICANTLY LIMITED.

     As of October 31, 2006, we had NOLs for federal and state income tax purposes of approximately $15.2 million and $6.0 million, respectively, that expire through 2022. If a "change of ownership" of the Company occurs within the meaning of Section 382 of the Internal Revenue Code, our ability to use these NOLs in the future would be significantly limited.

ITEM 1B--UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2--PROPERTIES

     The Company leases approximately 64,000 square feet of a building located in Inglewood, California, where it maintains its principal offices and warehouse. The Company's lease expires in June 2009 as a result of the Company's exercise of its renewal option in December 2006. The lease provides for minimum monthly rental payments of $48,500 increasing to $51,200 in June 2007. The Company is also responsible for the monthly payment of $6,624 for the common area operating expenses, utilities and insurance. The Company believes that 64,000 square feet is adequate for its existing business and potential growth during the next two years.

     The Company also leases approximately 1,300 square feet of warehouse and office space in Liege, Belgium, which supports the Company's sales in Europe.

ITEM 3--LEGAL PROCEEDINGS

     As of February 12, 2007, the Company was not involved in any material legal proceedings.



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

                                                       HIGH            LOW

                                                   -----------     -----------
  FISCAL YEAR ENDED OCTOBER 31, 2005

       First Quarter                               $      0.25     $      0.06
       Second Quarter                              $      0.29     $      0.08
       Third Quarter                               $      1.01     $      0.19
       Fourth Quarter                              $      0.85     $      0.34

  FISCAL YEAR ENDED OCTOBER 31, 2006

       First Quarter                               $      0.75     $      0.55
       Second Quarter                              $      1.00     $      0.62
       Third Quarter                               $      1.01     $      0.71
       Fourth Quarter                              $      0.75     $      0.44


     On January 23, 2007, the last reported sales price of the Common Stock in the over-the counter market as reported by Nasdaq, was $0.51 per share. At January 23, 2007, there were 43 holders of record of the Common Stock.

DIVIDENDS

     As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (1) out of positive retained earnings or (2) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2006, the Company had an accumulated deficit of $18.1 million. As a result, the Company will not be able to pay cash dividends for the foreseeable future. In addition, the payment of dividends is prohibited under its credit facilities.

PURCHASES OF COMMON STOCK

     The Company did not repurchase any shares of its Common Stock in fiscal
2006.

ITEM 6--SELECTED FINANCIAL DATA

     The following data should be read in conjunction with the Consolidated Financial Statements and related notes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Report.

                                                                      YEAR ENDED OCTOBER 31,
                                             ----------------------------------------------------------------------
                                                 2002           2003           2004           2005          2006
                                             -----------    -----------    -----------    -----------   -----------
                                                           (dollars in thousands, except per-share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                    $    34,061    $    25,140    $    23,609    $    25,050   $    23,162
Gross profit                                      18,593         16,641         14,847         16,370        15,079
Total operating expenses                          22,032         17,504         14,557         14,526        14,406
Income (loss) from operations                     (3,439)          (862)           290          1,844           673
Net income (loss)                                 (4,116)         3,463           (371)         1,606           683
Basic income (loss) per share                      (0.75)          0.60          (0.06)          0.26          0.11
Diluted income (loss) per share                    (0.75)          0.60          (0.06)          0.25          0.10
Weighted average common shares outstanding
    - basic                                    5,488,396      5,752,240      6,102,231      6,269,834     6,447,790
Weighted average common shares outstanding
    - diluted                                  5,483,396      5,752,240      6,102,231      6,360,963     6,579,670


                                                 2002           2003           2004           2005          2006
                                             -----------    -----------    -----------    -----------   -----------
BALANCE SHEET DATA:

Current assets                               $     9,876    $     8,928    $     8,890    $     9,391   $     9,019
Total assets                                      11,944         10,398          9,949         10,343        10,233
Current liabilities                               19,226          8,261          8,562          7,401         7,200
Long-term debt, net of current portion             1,715          6,874          6,454          6,392         5,703
Total liabilities                                 20,941         15,134         15,016         13,792        12,902
Stockholders' equity (deficit)                    (8,996)        (4,736)        (5,067)        (3,449)       (2,670)


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Risk Factors" in Item 1A of this Report, as well as those discussed elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Risk Factors." Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

     The following discussion and analysis should be read in connection with the Company's Financial Statements and related notes and other financial information included elsewhere in this Report.

OVERVIEW

     The Company derives revenues through the sale of eyeglass frames under licensed brand names, including bebe eyes, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear, Nicole Miller Eyewear and under its proprietary Signature brand. The Company's cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to the Company's specifications. The complete development cycle for a new frame design typically takes approximately eight to twelve months from the initial design concept to the release.

     The Company's net sales declined from $25.0 million in fiscal 2005 to $23.2 million in fiscal 2006, resulting in a decrease in net income from $1.6 million in fiscal 2005 to $683,000 in fiscal 2006. Results of operations were adversely affected by the expiration of the Eddie Bauer Eyewear license, including a $375,000 charge to cost of sales relating to the valuation of remaining Eddie Bauer Eyewear inventory at October 31, 2006. Net income in fiscal year 2006 was primarily due to a $558,000 income tax benefit from a reduction in the valuation allowance of the Company's deferred tax asset relating to its net operating loss carry-forwards.

     The decrease in net sales in fiscal 2006 was due to a $2.6 million decrease in net sales of Eddie Bauer Eyewear, as the Company's license expired on December 31, 2005 (although the sell-off period continued through December 31,
2006), and a continuing decrease ($1.6 million) in net sales of Laura Ashley Eyewear. The Company was able to offset a majority of these decreases with increases in net sales of its other eyewear, including an increase of $1.0 million in net sales of bebe eyes. The Company launched its Cutter & Buck Eyewear line in October 2006, and thus did not realize material net sales of that line in fiscal 2006. In fiscal 2006, the Company also continued to increase net sales through its direct sales force, although international sales and sales to retail optical chains continued to decline. The Company's strategy is to increase revenues in fiscal 2007 through actively promoting Cutter & Buck Eyewear, the new Nicole Miller Luxury Collection (launched in January 2007) and expanded lines of bebe eyes and Nicole Miller sunwear; increasing its direct sales force and entering new foreign markets.

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

     The Company has a product return policy that it believes is standard in the optical industry and is followed by most of its competitors. Under that policy, the Company generally accepts returns of non-discontinued product for credit, upon presentment and without charge, and as a policy the Company does not make cash refunds. On a quarterly basis the Company reviews and establishes an allowance for estimated product returns based upon actual returns subsequent to quarter-end and estimated future returns. The Company applies the historical ratio of sales returns to sales to estimate future returns in addition to known information about actual returns in the period subsequent to the balance sheet date. As of October 31, 2006, the Company had an allowance for product returns of $300,000. Management considered a range of allowances from $200,000 to $400,000. Variances in the allowance for product returns would have a corresponding impact on net sales for fiscal 2006. For example, if the Company's allowance for product returns was $400,000, the Company's net sales would have been $100,000 lower.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                          2004         2005         2006
                                        --------     --------     --------
Net sales                                  100.0%       100.0%       100.0%
Cost of sales                               37.1         34.6         34.9
                                        --------     --------     --------
Gross profit                                62.9         65.4         65.1
                                        --------     --------     --------
Operating expenses:

    Selling                                 34.0         32.1         36.8
    General and administrative              27.7         25.9         25.4
                                        --------     --------     --------
       Total operating expenses             61.7         58.0         62.2
                                        --------     --------     --------
Income (Loss) from operations                1.2          7.4          2.9
Other income (expense), net                 (2.8)        (2.1)        (2.4)
                                        --------     --------     --------
Income (loss) before provision for          (1.6)         5.3          0.5
   income taxes
Provision for (benefit from) income          0.1         (1.2)        (2.4)
   taxes
                                        --------     --------     --------
Net income (loss)                           (1.7%)        6.5%         2.9%
                                        ========     ========     ========


     COMPARISON OF FISCAL YEARS 2004, 2005 AND 2006

     NET SALES. Net sales were $23.2 million in fiscal 2006 compared to $25.0 million in fiscal 2005 and $23.6 million in fiscal 2004. The following table shows certain information regarding net sales by product line for the periods indicated:

                              2004               2005               2006
                        ---------------    ---------------    ---------------
bebe eyes               $ 4,130    17.5%   $ 5,599    22.4%   $ 6,593    28.5%
Nicole Miller Eyewear     4,624    19.6      4,664    18.6      4,914    21.2
Laura Ashley Eyewear      6,305    26.7      5,822    23.2      4,237    18.3
Eddie Bauer               4,516    19.1      3,958    15.8      1,366     5.9
Other                     4,033    17.1      5,007    20.0      6,052    26.1
                        -------   -----    -------   -----    -------   -----
                        $23,608   100.0%   $25,050   100.0%   $23,162   100.0%
                        =======   =====    =======   =====    =======   =====


     Net sales of Eddie Bauer Eyewear decreased $558,000 in fiscal 2005 and $2.6 million in fiscal 2006. The decrease in fiscal 2006 was due to the expiration of the Eddie Bauer Eyewear license on December 31, 2005, although the Company was permitted to sell remaining inventory through December 31, 2006. Sales of Eddie Bauer Eyewear had declined for several years preceding the expiration of the license, which the Company believes was due primarily to the bankruptcy of the Eddie Bauer group of companies, which adversely affected the optical industry's and consumers' perception of the brand.

     Net sales of Laura Ashley Eyewear continued to decline primarily due to decreases in sales to worldwide optical retain chains, the largest market for Laura Ashley Eyewear. This was due in significant part to the consolidation of these chains, which resulted in the chains' discontinuation of the Laura Ashley sales where the consolidated chain had a competing eyewear line.

     The Company was able to increase net sales of its other lines in fiscal 2005 and fiscal 2006. This growth was attributable in part to expansion of sunwear lines for bebe eyes and Nicole Miller Eyewear. In addition, net sales of Hummer Eyegear increased $820,000 from fiscal 2005 to fiscal 2006.

     The average price of frames sold increased in fiscal 2005 and fiscal 2006 due primarily to sales to independent optical retailers constituting a greater percentage of total sales (69.1% in fiscal 2006 compared to 61.6% in fiscal 2005 and 59.2% in fiscal 2004), as sales to these entities are at higher prices than sales to optical retail chains. Net sales to optical retail chains declined $288,000 in fiscal 2005 and $2.0 million in fiscal 2006. These chains purchased fewer frames, a trend the Company expects to continue, as optical chains have experienced industry consolidation and have increasingly marketed their own lower-cost private label frames and own brand name frames.

     International sales decreased $162,000 in fiscal 2005 and $629,000 in fiscal 2006. These declines were due primarily to competitors' close-out sales of a significant number of global brand name frames and increased competition, which created price pressure on the Company's products.

     Unit sales of frames increased slightly in fiscal 2005 and fiscal 2006.

     Net sales equal gross sales less returns and allowances. The Company's product returns as a percentage of gross sales increased from 14.2% in fiscal 2005 to 15.0% in fiscal 2006, and as a result product returns decreased $70,000 while net sales decreased $1.9 million.

     The Company also maintains an allowance for product returns. See "Critical Accounting Polices." Changes in the allowance in any period will have a corresponding impact on net sales during the period. The Company made only small changes in its allowance for product returns in fiscal 2006.

     GROSS PROFIT AND GROSS MARGIN. Gross profit was $15.1 million in fiscal 2006 compared to $16.4 million in fiscal 2005 and $14.8 million in fiscal 2004. The gross margin was 65.1% in fiscal 2006 compared to 65.4% in fiscal 2005 and 62.9% in fiscal 2004. The decrease in gross margin percentage in fiscal 2006 was primarily due to a $375,000 charge to the cost of sales resulting from the valuation of the Eddie Bauer inventory remaining at October 31, 2006 to its net realizable value. The Company did not renew its Eddie Bauer Eyewear license on December 31, 2005, but had the right under the license to sell off the remaining inventory through December 31, 2006. The increase in fiscal 2005 was due to sales to independent optical retailers constituting a greater percentage of total sales, as sales to independent optical retailers have higher gross margins than sales to optical retail chains.

     SELLING EXPENSES. Selling expenses were $8.6 million in fiscal 2006 compared to $8.0 million in fiscal 2005 and $8.0 million in fiscal 2004. Selling expenses were $517,000 greater in fiscal 2006 primarily due to the reclassification of $240,000 of payroll taxes for sales personnel (which prior to fiscal 2006 were included in general and administrative expenses) and $158,000 increase in promotional expense, advertising and point of purchase expense. Selling expenses remained relatively constant in fiscal 2005 compared to fiscal 2004, notwithstanding the increase in net sales. This was due principally to a $479,000 decrease in royalty expense resulting primarily from the reduction in the guaranteed minimum royalty on the Eddie Bauer Eyewear license and a decrease of $239,000 in promotions expense, which were offset by an increase in salaries, commissions and freight costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.7 million in fiscal 2006 compared to $6.1 million in fiscal 2005 and $6.1 million in fiscal 2004. The decrease in fiscal 2006 was due primarily to the $240,000 reclassification of payroll taxes for sales personnel in selling expenses, a $106,000 decrease in insurance expense and a $59,000 decrease in rental expense. In fiscal 2005, decreases in compensation expense of $334,000 and rent expenses of $146,000 were offset by a $339,000 change in the allowance for bad debts and $94,000 in insurance costs.

     OTHER INCOME (EXPENSE), NET. Sundry income in fiscal 2006 and 2005 was minimal. Sundry expense in fiscal 2004 represented a reserve in connection with ongoing litigation. Interest expense decreased slightly from fiscal 2004 to fiscal 2005 to fiscal 2006 primarily due to a reduction in total debt.

     PROVISION FOR INCOME TAXES. Because of its net losses, the Company's taxes in fiscal 2004 consisted of state franchise taxes. The Company recognized an income tax benefit of $558,000 and $298,000 in fiscal 2006 and fiscal 2005, respectively, resulting from decreases of $600,000 and $830,000, respectively, in the valuation allowance on its deferred tax asset relating primarily to its net operating loss carry-forward. As of October 31, 2006, the Company had a net operating loss carry-forward for federal and state income tax purposes of approximately $15.3 million and $6.1 million, respectively, which expires through 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's accounts receivable (net of allowance for doubtful accounts) were $2.9 million at October 31, 2006 compared to $3.0 million at October 31, 2005. This decrease was primarily due to decreased sales.

     The Company's inventories (at lower of cost or market) were $4.8 million at October 31, 2006 as compared to $5.0 million at October 31, 2005. This decrease was primarily due to the markdown of the Eddie Bauer inventory that was partially offset by the addition of inventory of Cutter & Buck Eyewear.

     The Company's long-term debt of $5.7 million at October 31, 2006 included principally its credit facilities with Home Loan and Investment Company ("HLIC") and Bluebird Finance Limited ("Bluebird"), and a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment (the "Equipment Loan"). See Notes 4 and 5 of Notes to Consolidated Financial Statements.

     The Company's credit facility with HLIC includes a $3,000,000 term loan obtained in fiscal 2003, a $500,000 revolving line of credit obtained in fiscal 2003, and a $655,693 term note obtained in fiscal 2005. The credit facility is secured by all of the assets of the Company and by a $1,250,000 letter of credit from a non-affiliate. The term loan bears interest at a rate of 10% per annum with payments of principal and interest on a 10-year amortization schedule commencing fiscal 2004 and is due and payable in April 2008. The term loan had a balance of $2,532,146 as of October 31, 2006. The revolving credit facility bears interest at a rate of 1% per month, payable monthly, with all advances subject to approval of HLIC, and is due and payable in April 2008. The Company had utilized $500,000 of the revolving credit facility as of October 31, 2006. The $655,693 term loan bears interest at a rate of 12% per annum and is due and payable on July 31, 2007. In December

2006, the Company refinanced the $655,693 term note and accrued interest with a $750,000 term note bearing interest at a rate of 12% per annum and due April 21, 2008.

     The Company's credit facility with Bluebird consists of a revolving credit line and support for the $1,250,000 letter of credit securing the HLIC credit facility. Bluebird's commitment on the revolving credit facility was $2,537,500 as of October 31, 2006, and reduces by $72,500 each quarter. The revolving credit line bears interest at the rate of 5% per annum, with payments of principal and interest on a 10-year amortization schedule that commenced in fiscal 2005, and is due and payable in April 2013. The credit facility is secured by a security interest in the assets of the Company that is subordinate to the HLIC credit facility. The outstanding balance on the revolving credit line was $2,538,000 as of October 31, 2006.

     The Equipment Loan had an outstanding balance of $245,000 at October 31, 2006, is secured by the purchased assets and bears interest at 4% per annum payable in monthly installments of approximately $14,000 with the balance of $62,600 due in February 2008.

     Of the Company's accounts payable at October 31, 2006, $0.3 million were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies.

     During the past two years, the Company has generated cash primarily through product sales in the ordinary course of business, its bank credit facilities and sales of equity securities. At October 31, 2006, the Company had working capital of $1.8 million as compared to working capital of $2.0 million at October 31, 2005. Operating activities provided a net of $326,000 during fiscal 2006, while financing activities used a net of $487,000 and investing activities used a net of $21,000 during fiscal year 2006, resulting in a net decrease of $182,000 in cash and cash equivalents.

     The Company's business plan for 2007 provides for positive cash flow from operations. The Company believes that, at least through fiscal 2007, assuming that there are no unanticipated material adverse developments, and continued compliance with its credit facilities, its cash flows from operations and through credit facilities will be sufficient to enable the Company to pay its debts and obligations as they mature. To support growth in excess of the plan, the Company may be required to obtain the working capital through additional debt or equity financing.

CONTRACTUAL OBLIGATIONS

     The following table sets forth certain information regarding the contractual obligations of the Company as of October 31, 2006:

                                                         PAYMENTS DUE BY PERIOD
                                    ---------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                TOTAL       LESS THAN       1-3          3-5      MORE THAN
                                                    1 YEAR        YEARS        YEARS      5 YEARS
                                    -----------   ----------   ----------   ----------   ----------
Long-term debt                       $6,470,420   $  767,655   $4,107,765   $  580,000   $1,015,000

Operating lease obligations           1,913,966      701,499    1,212,467

Purchase obligations                  3,430,967    3,430,967

Other long-term obligations
   reflected on the Company's
   balance sheet under GAAP (1)       3,172,249    1,457,583    1,621,333       93,333
                                    -----------   ----------   ----------   ----------   ----------
  Total obligations                 $14,987,602   $6,357,704   $6,941,565   $  673,333   $1,015,000
                                    ===========   ==========   ==========   ==========   ==========

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

     The following table sets forth certain unaudited results of operations for the twelve fiscal quarters ended October 31, 2006. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.

                                      2004                                2005                                2006
                       ---------------------------------------------------------------------------------------------------------
                        JAN.     APR.     JULY     OCT.     JAN.     APR.     JULY     OCT.     JAN.     APR.     JULY     OCT.
(in thousands)           31       30       31       31       31       30       31       31       31       30       31       31
                       ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net sales              $5,996   $6,097   $6,149   $5,367   $5,845   $6,946   $6,278   $5,981   $5,591   $5,855   $5,690   $6,026
Cost of sales           2,343    2,215    2,193    2,012    2,070    2,341    2,240    2,028    1,916    1,952    1,875    2,340
Gross profit            3,653    3,882    3,956    3,355    3,775    4,605    4,038    3,953    3,675    3,903    3,815    3,686
Operating
  expenses:
  Selling               1,909    2,300    2,053    1,760    1,844    2,399    1,635    2,167    1,992    2,125    2,125    2,276
General and
  administrative        1,857    1,627    1,625    1,425    1,654    1,741    1,566    1,520    1,471    1,473    1,447    1,497
Total operating
  expenses              3,766    3,927    3,679    3,185    3,498    4,140    3,201    3,688    3,463    3,598    3,572    3,773
Income (loss) from
  operations             (113)     (45)     278      170      277      465      837      266      212      305      243      (87)
Other income
  (expense), net         (136)    (140)    (138)    (237)    (135)    (122)    (142)    (137)    (129)    (152)    (140)    (127)
Income (loss) before
provision for income
taxes                    (249)    (185)     140      (67)     142      343      695      129       83      153      103     (214)
Provision for
  income taxes              2        1        8     --          1        7     (151)    (154)     (37)    (153)    (127)    (241)
Net income (loss)        (251)    (186)     132      (67)     141      336      846      283      120      306      230       27

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

     FOREIGN CURRENCY RISKS. During fiscal 2006, at any month-end a maximum of $380,000 and a minimum of $230,000 of the Company's accounts payable were payable in foreign currency. These foreign currencies included Japanese yen and euros. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at October 31, 2006.

     International sales accounted for approximately 10% of the Company's net sales in fiscal 2006. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuations can impact the Company's gross margin.

     INTEREST RATE RISK. The Company's credit facilities existing at October 31, 2006 had fixed interest rates. See Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, the Company does not believe it is subject to material interest rate risk.

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Signature Eyewear, Inc.

We have audited the accompanying balance sheets of Signature Eyewear, Inc. as of October 31, 2006 and 2005, and the related statements of operations, shareholders' deficit, and cash flows for each of the years ended October 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Eyewear, Inc. as of October 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended October 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.


/s/ Grobstein, Horwath & Company LLP
Sherman Oaks, California
February 12, 2007

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                                                                     October 31,

--------------------------------------------------------------------------------

                                     ASSETS

                                                                         2006              2005
                                                                     ------------      ------------
CURRENT ASSETS

     Cash and cash equivalents                                       $    554,138      $    735,654
     Certificate of deposit, restricted                                   250,000           250,000
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $57,373 and $141,603                      2,943,487         3,048,381
     Inventory                                                          4,759,893         5,003,652
     Promotional products and materials                                   116,394            48,143
     Prepaid expenses and other current assets                            139,988           178,400
     Deferred income taxes                                                255,000           127,500
                                                                     ------------      ------------

             Total current assets                                       9,018,900         9,391,730

PROPERTY AND EQUIPMENT, net                                               494,815           644,194
TOTAL DEPOSITS AND OTHER ASSETS                                            97,374           128,831
DEFERRED INCOME TAXES                                                     622,200           178,500
                                                                     ------------      ------------

                 TOTAL ASSETS                                        $ 10,233,289      $ 10,343,255
                                                                     ============      ============



   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                                                                     October 31,

--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                         2006              2005
                                                                     ------------      ------------
CURRENT LIABILITIES
     Accounts payable - trade                                        $  4,694,818      $  4,671,477
     Accrued expenses and other current liabilities                     1,437,254         1,776,280
     Reserve for customer returns                                         300,309           290,810
     Current portion of long-term debt                                    767,655           661,989
                                                                     ------------      ------------

         Total current liabilities                                      7,200,036         7,400,556

LONG-TERM DEBT, net of current portion                                  5,702,765         6,391,647
                                                                     ------------      ------------

             Total liabilities                                         12,902,801        13,792,203
                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
             Series A 2% convertible preferred stock, $0.001
                 par value;
             1,360,000 shares authorized
             1,200,000 issued and outstanding                               1,200             1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,555,639 shares and 6,301,889 issued
             and outstanding                                                6,556             6,302
     Additional paid-in capital                                        15,383,962        15,287,716
     Accumulated deficit                                              (18,061,230)      (18,744,166)
                                                                     ------------      ------------

                 Total shareholders' deficit                           (2,669,512)       (3,448,948)
                                                                     ------------      ------------

                     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $ 10,233,289      $ 10,343,255
                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF OPERATIONS
                                                 For the Years Ended October 31,

--------------------------------------------------------------------------------

                                               2006              2005              2004
                                               ----              ----              ----
                                           ------------      ------------      ------------
NET SALES                                  $ 23,162,295      $ 25,049,833      $ 23,608,736
COST OF SALES                                 8,083,306         8,679,706         8,761,760
                                           ------------      ------------      ------------

GROSS PROFIT                                 15,078,989        16,370,127        14,846,976
                                           ------------      ------------      ------------
OPERATING EXPENSES
      Selling                                 8,518,171         8,045,587         8,022,947
      General and administrative              5,686,169         6,107,784         6,105,880
      Depreciation and amortization             201,605           372,794           427,782
                                           ------------      ------------      ------------
          Total operating expenses           14,405,945        14,526,165        14,556,609
                                           ------------      ------------      ------------
INCOME (LOSS) FROM OPERATIONS                   673,044         1,843,962           290,367
                                           ------------      ------------      ------------
OTHER INCOME (EXPENSE)
      Sundry income (expense)                     1,662            24,011           (75,164)
      Interest expense                         (549,745)         (559,431)         (575,768)
                                           ------------      ------------      ------------

          Total other income (expense)         (548,083)         (535,420)         (650,932)
                                           ------------      ------------      ------------
INCOME (LOSS) BEFORE PROVISION FOR
       INCOME TAXES                             124,961         1,308,542          (360,565)
PROVISION (BENEFIT) FOR INCOME TAXES           (557,975)         (297,933)           10,608
                                           ------------      ------------      ------------
NET INCOME (LOSS) AVAILABLE TO
      COMMON STOCK SHAREHOLDERS            $    682,936      $  1,606,475      $   (371,173)
                                           ============      ============      ============

BASIC EARNINGS (LOSS) PER SHARE            $       0.11      $       0.26      $      (0.06)
                                           ============      ============      ============

DILUTED EARNINGS (LOSS) PER SHARE          $       0.10      $       0.25      $      (0.06)
                                           ============      ============      ============

WEIGHTED-AVERAGE COMMON SHARES
      OUTSTANDING - BASIC                     6,447,790         6,269,834         6,102,231
                                           ============      ============      ============
WEIGHTED-AVERAGE COMMON SHARES
      OUTSTANDING - DILUTED                   6,579,670         6,360,963         6,102,231
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

                                                         SIGNATURE EYEWEAR, INC.
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                 For the Years Ended October 31,

--------------------------------------------------------------------------------

                              Series A 2% Convertible
                                  Preferred Stock               Common Stock            Additional
                            ---------------------------   ---------------------------     Paid-in      Accumulated
                               Shares         Amount         Shares         Amount        Capital        Deficit          Total
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance, October 31, 2003      1,200,000   $      1,200      5,976,889   $      5,977   $ 15,236,041   $(19,979,468)   $ (4,736,250)
Issuance of common stock            --             --          250,000            250         39,750           --            40,000
Net loss                            --             --             --             --             --         (371,173)       (371,173)
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balance, October 31, 2004      1,200,000          1,200      6,226,889          6,227     15,275,791    (20,350,641)     (5,067,423)
Issuance of common stock            --             --           75,000             75         11,925           --            12,000
Net income                          --             --             --             --             --        1,606,475       1,606,475
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balance, October 31, 2005      1,200,000          1,200      6,301,889          6,302     15,287,716    (18,744,166)     (3,448,948)
Issuance of common stock            --             --          253,750            254         96,246           --            96,500
Net income                          --             --             --             --             --          682,936         682,936
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

BALANCE, OCTOBER 31, 2006      1,200,000   $      1,200      6,555,639   $      6,556   $ 15,383,962   $(18,061,230)   $ (2,669,512)
                            ============   ============   ============   ============   ============   ============    ============




   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 For the Years Ended October 31,

--------------------------------------------------------------------------------

                                                                 2006              2005              2004
                                                             ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $    682,936      $  1,606,475      $   (371,173)
    Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
        Deferred tax asset                                       (571,200)         (306,000)             --
        Depreciation and amortization                             201,605           372,794           427,782
        Provision for bad debts                                   (84,230)          (87,204)         (274,682)
        Provision for inventory write down                           --                --              93,755
        Reserve for customer returns                                9,499           (11,235)         (317,415)
        (Increase) decrease in:
          Accounts receivable - trade                             189,124          (308,465)          (96,776)
          Inventories                                             243,759           330,468           527,378
          Promotional products and materials                      (68,251)           (7,901)          (30,817)
          Prepaid expenses and other current assets                38,412           (87,706)          (71,398)
        Increase (decrease) in:
          Accounts payable - trade                                 23,341          (387,721)         (308,378)
          Accrued expenses and other current liabilities         (339,026)         (651,780)          705,234
                                                             ------------      ------------      ------------

Net cash provided by operating activities                         325,969           461,725           283,510
                                                             ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                            (52,226)          (89,112)           (1,297)
    Deposits and other assets                                      31,457             2,080           (15,856)
                                                             ------------      ------------      ------------

Net cash used in investing activities                             (20,769)          (87,032)          (17,153)
                                                             ------------      ------------      ------------

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 For the Years Ended October 31,

--------------------------------------------------------------------------------

                                                                 2006              2005              2004
                                                             ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in lines of credit                    205,000          (205,000)             --
    Proceeds from short-term debt                                    --             350,000           550,000
    Payments on short-term debt                                  (100,000)         (603,610)         (250,000)
    Payments on long-term debt                                   (688,216)         (776,492)         (497,238)
    Borrowings on long-term debt                                     --           1,061,693              --
    Proceeds from sale of common stock                             96,500            12,000            40,000
                                                             ------------      ------------      ------------

Net cash used in financing activities                            (486,716)         (161,409)         (157,238)
                                                             ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents             (181,516)          213,284           109,119


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      735,654           522,370           413,251
                                                             ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $    554,138      $    735,654      $    522,370
                                                             ============      ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION

      INTEREST PAID                                          $    348,445      $    235,479      $    312,400
                                                             ============      ============      ============

      INCOME TAXES PAID                                      $     11,520      $      8,066      $     10,608
                                                             ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                             SIGNATURE EYEWEAR, INC.

                              FINANCIAL STATEMENTS

               FOR THE YEARS ENDED OCTOBER 31, 2006, 2005 and 2004

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

                                October 31, 2006

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         For transactions satisfying the conditions for revenue recognition under Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," and Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48 and SAB No. 104, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. The Company had no deferred revenue at October 31, 2006 and 2005. For the fiscal years ended October 31, 2006, 2005 and 2004, the Company had sales returns totaling $3,956,816, $4,029,521 and $5,151,128, respectively.

         EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. The Company adopted EITF 00-10 in the fourth quarter of fiscal 2004 and has restated its previously issued annual and quarterly financial information affected by such adoption. The adoption of EITF 00-10 had no effect on net income reported in all current and prior periods. The impact of the adoption of EITF 00-10 was to increase net sales by $814,825, $764,176 and $673,539 for the fiscal years ended October 31, 2006, 2005 and 2004, respectively, with a corresponding increase in selling costs. The impact on the quarterly results of operations is presented in Note 11.

         The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

SHIPPING AND HANDLING COSTS

         Shipping and handling costs associated with inbound freight are recorded as a component of cost of sales, which totaled $444,062, $468,580, and $346,584 in the fiscal years ended October 31, 2006, 2005 and 2004, respectively. Other shipping and handling costs are included in selling expenses and totaled $1,579,651, $1,512,864 and $1,369,036 in the fiscal years ended October 31, 2006, 2005 and 2004, respectively.

COMPREHENSIVE INCOME

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the fiscal years ended October 31, 2006, 2005 and 2004, comprehensive income is not presented in the Company's financial statements since the Company did not have any material translation adjustments or any of the other items of comprehensive income in any period presented.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and highly liquid securities with original maturities of three months or less.

RESTRICTED CASH

         Restricted cash consists of a certificate of deposit held as collateral for the HLIC credit facility (see Note 4).

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

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

         Office furniture and equipment    7 years
         Computer equipment                3 years
         Software                          3 years
         Machinery and equipment           5 years
         Leasehold improvements            term of the lease or the estimated
                                           life of the related improvements,
                                           whichever is shorter

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

         The carrying or notional amounts and fair values of the Company's financial instruments at October 31, 2006 and 2005 were as follows:

                                                    2006                         2005
                                         -------------------------     -------------------------
                                          CARRYING        FAIR         CARRYING         FAIR
                                           VALUE          VALUE          VALUE          VALUE
                                         ----------     ----------     ----------     ----------
     FINANCIAL ASSETS:
     Restricted Cash                     $  250,000     $  250,000     $  250,000     $  250,000


     FINANCIAL LIABILITIES:
     Term note payable - HLIC            $2,532,146     $2,421,000     $2,744,575     $2,646,000
     Revolving line of credit - HLIC     $  500,000     $  500,000     $  295,000     $  295,000


     Term note payable - Bluebird        $2,537,500     $2,077,000     $2,863,901     $2,154,000
     Note payable - Commercial Bank      $  245,081     $  245,000     $  394,467     $  394,000
     Term note payable - HLIC            $  655,693     $  655,000     $  655,693     $  655,000

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which required companies to disclose in the financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees, officers, directors or affiliates.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows." The Company adopted SFAS No. 123R effective November 1, 2005, and is using the Black-Scholes method in which compensation cost is recognized for all share-based payments granted during the period. When adopting SFAS 123R, the Company applied the provisions of Staff Accounting Bulletin No. 107 ("SAB 107").

         During the twelve months ended October 31, 2006, the Company did not issue any stock options. Options to purchase 260,600 shares were exercisable as of October 31, 2005. All options were vested prior to October 31, 2005. Accordingly, no pro forma information for October 31, 2006 is required.

ADVERTISING EXPENSE

         The Company charges to expense all advertising costs as they are incurred. Advertising expense for the fiscal years ended October 31, 2006, 2005 and 2004, was $340,420, $454,908 and $341,801, respectively.

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

FOREIGN CURRENCY TRANSLATION

         The Company's Belgium branch's functional currency is the Euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were immaterial for the years ended October 31, 2006, 2005 and 2004.

ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, restricted certificates of deposit and trade accounts receivable. The Company's deposits with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.

         The Company's products are primarily sold to direct resellers, optical retain chain stores, international resellers, and domestic distributors. These customers can be significantly affected by changes in economic, competitive or other factors. In order to minimize the risk of loss, the Company routinely assesses the financial strength of its customers and the Company maintains an allowance for doubtful accounts.

MAJOR VENDORS

         The Company had purchases from three vendors amounting to 31%, 12% and 10%, respectively, of total product purchases for the fiscal year ended October 31, 2006. The Company had purchases from two vendors amounting to 26% and 16%, respectively, for the fiscal year ended October 31, 2005, and 20% and 20%, respectively, of total product purchases for the fiscal year ended October 31, 2004.

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

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). This standard amends the guidance in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have been embedded derivatives to be accounted for as whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The provisions of SFAS No. 155 nullify or amend certain Derivatives Implementation Group Issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement to have any material effect on its financial statements.

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

         In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which is an interpretation of SFAS No. 109 ("SFAS 109"), and "Accounting for Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employer's Accounting for Pensions" or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (c) measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer's statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company believes the adoption of this pronouncement will not have any material effect on its financial statements.

         In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment at October 31, 2006 and 2005 consisted of the following:

                                                        2006           2005
                                                    -----------    -----------
Computer equipment                                  $ 1,619,621    $ 1,577,915
Leasehold improvements                                1,200,590      1,200,590
Software                                              1,143,259      1,132,660
Office furniture and equipment                          912,756        912,756
Machinery and equipment                                 709,216        709,295
                                                    -----------    -----------
                                                      5,585,442      5,533,216

Less accumulated depreciation and amortization       (5,090,627)    (4,889,022)
                                                    -----------    -----------
                  TOTAL                             $   494,815    $   644,194
                                                    ===========    ===========

         Depreciation and amortization expense was $201,605, $372,794 and $427,782 for the fiscal years ended October 31, 2006, 2005 and 2004, respectively.

NOTE 4.  LONG-TERM DEBT

         Long-term debt at October 31, 2006 and 2005 consisted of the following:

                                                                                          2006              2005
                                                                                       ----------        ----------
Term note payable to HLIC in the original amount of $3,000,000, bearing interest at 10% per annum, secured by the assets of the Company, a letter of credit in the amount of $1,250,000 and a $250,000 certificate of deposit issued by HLIC; payments of interest only through March 2004 and thereafter monthly installments of principal
     and interest ($39,777) with a payment of $2,044,206 due in April 2008             $2,532,146        $2,744,575

Revolving line of credit from HLIC in the amount of $500,000, secured by the collateral securing the HLIC term note, bearing interest at 12%
     per annum on the outstanding balance, due in April 2008                              500,000           295,000

Term note payable to HLIC in the original amount of $655,693, secured by the collateral securing the HLIC note, bearing interest at 12% per
     annum and due and payable on July 31, 2007                                           655,693           655,693

Term note payable to Bluebird Finance Limited in the original amount of
     $2,900,000, secured by the assets of the Company (subordinated to the
     HLIC credit facility), bearing interest at 5% per annum, and payable in quarterly installments of $72,500, commencing in July 2005 and due
     in April 2013                                                                      2,537,500         2,863,901

Note payable to a commercial bank in the original amount of $750,000, secured by certain property and equipment, bearing interest at 4% per annum, payable in 39 monthly installments of $13,812, commencing
     March 31, 2003, with the remaining principal and accrued interest due
     on February 28, 2008                                                                 245,081           394,467

Term note payable to Eagle Star Finance in the original amount of
     $350,000, unsecured, bearing interest at 3% per annum payable in monthly installments of $50,000 commencing in May 2005, with the
     remaining principal and interest due and paid on November 27, 2005                       -0-           100,000

                                                                                       ----------        ----------
                                                                                        6,470,420         7,053,636
Less current portion                                                                      767,655           661,989
                                                                                       ----------        ----------
                  LONG-TERM PORTION                                                    $5,702,765        $6,391,647
                                                                                       ==========        ==========

         Future maturities of long-term debt at October 31, 2006 were as follows:

                YEAR ENDING                     AMOUNTS
                OCTOBER 31,                     MATURING
                -----------                    ----------
                   2007                        $  767,655
                   2008                         3,817,765
                   2009                           290,000
                   2010                           290,000
                   2011                           290,000
                   Thereafter                   1,015,000
                                               ----------
                            TOTAL              $6,470,420
                                               ==========

HOME LOAN INVESTMENT COMPANY ("HLIC") CREDIT FACILITY

         The Company has a credit facility from HLIC that it first obtained in 2003. At October 31, 2006, the credit facility consisted of a term note due April 2008 with an outstanding principal balance of $2,532,146, a $500,000 revolving line of credit, and another term note due July 31, 2007 with an outstanding balance of $655,693. The credit facility is secured by all of the assets of the Company. Additional collateral includes a letter of credit in the amount of $1,250,000 and a $250,000 certificate of deposit issued by the lender. The terms of the credit facility include certain financial and non-financial covenants, which include that the Company must maintain inventories, accounts receivable, and cash of not less than $7,000,000; and that the Company cannot incur any additional debt, engage in any merger or acquisition, or pay any dividends or make any distributions to shareholders other than stock dividends without the consent of HLIC. The Company was in compliance with the covenants at October 31, 2006 and 2005.

         For the fiscal years ended October 31, 2006, 2005 and 2004, interest expense on this credit facility was $399,668, $379,379 and $380,634, respectively. Accrued interest expense on this credit facility as of October 31, 2006 and 2005 amounted to $78,683 and $27,312, respectively.

         In December 2006 the Company refinanced the $655,693 term loan with a new $750,000 term loan from HLIC. The proceeds of the loan were used to repay the replaced loan and costs and expenses of the new loan. The terms of the new loan are substantially similar to the prior loan (including interest at 12% per annum), except that the maturity date was extended to April 21, 2008 from July 31, 2007.

         An individual who is a director, officer and shareholder of HLIC beneficially owns 650,000 shares of the common stock of the Company (including the 100,000 shares that may be acquired upon exercise of warrants issued to HLIC in connection with the original credit facility), representing approximately 10% of the outstanding common stock of the Company (assuming exercise of the warrants).

BLUEBIRD FINANCE LIMITED ("BLUEBIRD") CREDIT FACILITY

         In April 2003, the Company obtained a credit facility from Bluebird of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the amount of $2,900,000 and a letter of credit in the amount of $1,250,000 issued as a collateral for the HLIC credit facility. This loan is subordinate to the HLIC credit facility. The Company must comply with certain financial and non-financial covenants, which include that without the consent of Bluebird, the Company may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business or enter into any merger or similar reorganization. The Company was in compliance with the covenants at October 31, 2006 and 2005.

         For the fiscal years ended October 31, 2006, 2005 and 2004, interest expense to Bluebird amounted to $131,682, $144,086 and $139,193, respectively. Accrued interest expense to Bluebird as of October 31, 2006 and 2005 amounted to $482,249 and $295,674, respectively.

         Bluebird owns all of the outstanding Series A 2% Convertible Preferred Stock of the Company. On an as converted basis, these shares would represent approximately 17% of the outstanding common stock of the Company. See Note 6.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

LEASES

         The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California. The lease expires in June 2009 as a result of the Company's exercise of its renewal option in December 2006. The lease provides for minimum monthly rental payments of $48,500 increasing to $51,200 in June 2007. The Company is also responsible for the monthly payment of $6,624 for the common area operating expenses, utilities and insurance.

         In September 2006, the Company moved and leased a new warehouse and sales office in Belgium under an operating lease that expires in September 2009. The lease provides for minimum monthly rental payments of $2,012. Previously, including fiscal year 2005, the Company leased warehousing and office facilities in another structure at $3,400 per month, and subleased a portion of that facility on a month-to-month basis.

         Future minimum lease payments on these leases as of October 31, 2006 were as follows:

                         YEAR ENDING                   LEASE
                         OCTOBER 31,                  PAYMENTS
                         ------------                ----------
                             2007                    $  701,499
                             2008                       723,099
                             2009                       489,368
                             2010                           -0-
                                                     ----------
                            TOTAL                    $1,913,966
                                                     ==========

         Rent expense was $550,953, $609,603 and $756,850 for the fiscal years ended October 31, 2006, 2005 and 2004, respectively (net of sublease income of $-0-, $6,000 and $90,480 for the three fiscal years, respectively).

EMPLOYMENT AGREEMENT

         In April 2003, the Company entered into an employment agreement with Michael Prince, the Company's President/Chief Executive Officer/Chief Financial Officer, pursuant to which he receives an annual salary of $275,000 as of October 31, 2006.

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

         Because the Company had income from ordinary operations for the years ended October 31, 2005 and 2006, these shares are no longer subject to risk of forfeiture.

         If prior to August 31, 2010, Mr. Prince's employment is terminated without cause or he terminates his employment for "good reason," he will be entitled to a lump sum payment of all salary to which he would have been entitled under the employment agreement from the date of termination through August 31, 2010.

CONSULTING AGREEMENTS

         In June 2000, the Company entered into a consulting agreement with a consultant to provide advice and assistance to the Company. Pursuant to the agreement, as amended, this unsecured consulting obligation is payable in monthly installments of $4,000 through October 2008. Consulting services, and the related payment obligation, were suspended from May 2004 through January 2005. Total minimum payments under this consulting obligation at October 31, 2006 are as follows:

                         YEAR ENDING                 CONSULTING
                         OCTOBER 31,                  PAYMENTS
                         -----------                 ----------
                            2007                       $48,000
                            2008                        48,000
                                                       -------
                           TOTAL                       $96,000
                                                       =======

         Total fees paid for this consulting obligation for the fiscal years ended October 31, 2006, 2005 and 2004 amounted to $28,000, $39,500 and $49,000, respectively.

         The Company has a Consulting Agreement with Dartmouth Commerce of Manhattan, Inc. that provides for compensation of $55,000 per year. Richard M. Torre, the Chairman of the Board of the Company, owns Dartmouth Commerce. The Consulting Agreement may be terminated by either party at any time. The Company paid consulting fees under this agreement of $55,000 in each of the fiscal years ended October 31, 2006, 2005 and 2004.

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

         The Company has a license agreement with Hart Schaffner Marx, which grants the Company certain rights to use the "Hart Schaffner Marx" trademarks in connection with the distribution, marketing, and sale of eyewear products. The license period expires December 31, 2008 and provides that the Company may renew the license if specified minimum sales are achieved. The Company is not in default under the license agreement.

         The Company has a license agreement with Kobra International, which grants the Company rights to use the "Nicole Miller" trademark in connection with the distribution, marketing and sale of eyewear products. The license expires March 31, 2009. The Company has the right to renew the license for one additional three-year term (through March 31, 2012) provided it generates specified level of sales in the third license year and is not in default under the license.

         The Company has a license agreement with bebe stores, inc., which grants the Company certain rights to use the "bebe" trademark in connection with the distribution, marketing and sale of bebe prescription eyewear products. On December 31, 2006, the license period was extended to January 31, 2008.

         The Company has a license agreement with Dakota Smith Eyewear, which grants the Company certain rights to use the "Dakota Smith" trademarks in conjunction with the distribution, marketing and sale of eyewear products. The license expired in April 2006, but was automatically renewed through April 2008. The license agreement contains minimum annual royalty payments based on net sales. The Company is not in default under the license agreement.

         The Company has a license agreement with General Motors Corporation, which grants the Company certain rights to use the "Hummer" trademark in connection with the distribution, marketing and sale of eyewear products. The license expires December 31, 2007 and can be renewed for an additional two-year term provided the Company is not in breach of the license agreement and has met the minimum royalty requirement.

         In April 2006, the Company entered into a license agreement with Cutter & Buck Inc., which grants the Company certain rights to use the "Cutter & Buck" trademark in connection with the distribution, marketing and sale of eyewear products. The license expires December 31, 2009 and can be renewed for an additional two-year term provided the Company is not in breach of the license agreement.

         Total minimum royalties payable under all of the Company's license agreements at October 31, 2006 were as follows:

                         YEAR ENDING                 MINIMUM
                         OCTOBER 31,                 ROYALTIES
                         -----------                ----------
                            2007                    $1,409,583
                            2008                     1,009,583
                            2009                       563,750
                            2010                        93,333
                                                    ----------
                           TOTAL                    $3,076,249
                                                    ==========

         Total royalty expense charged to operations for the fiscal years ended October 31, 2006, 2005 and 2004, were $1,856,118, $1,816,288 and $2,295,371, respectively.

         In addition to the above minimum royalties payable, the Company is required under certain license agreements to advertise and market licensed trademark brands as specified in the respective agreements. The Company was in compliance with these minimum advertising requirements for the fiscal years ended October 31, 2006, 2005 and 2004.

         The Company had a license agreement with Eddie Bauer Diversified Sales LLC, which granted the Company certain rights to use the "Eddie Bauer" trademark in connection with the distribution, marketing and sale of eyewear products. The license terminated as of December 31, 2005, but the Company had the right to sell existing inventory through December 31, 2006. The Company recorded a $375,000 markdown charge to cost of sales relating to the valuation of the remaining Eddie Bauer inventory at October 31, 2006.

LITIGATION

         At October 31, 2006, the Company was not involved in any material litigation.

NOTE 6.  SHAREHOLDERS' DEFICIT

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

         As of October 31, 2006, the Board of Directors had not declared any dividends on the Series A Preferred and dividends in arrears were approximately $56,000. Accordingly, the holders of the Series A Preferred have the right to increase the size of the Board by two and elect the two new directors. There is only one holder of record of the Series A Preferred, and that holder of the Series A Preferred has waived that right.

STOCK OPTIONS AND RESTRICTED STOCK

         At October 31, 2006, the Company had one stock-based employee compensation plan, the 1997 Stock Plan. The 1997 Stock Plan provides for the issuance from time to time of up to 800,000 shares of common stock to directors, officers, employees and consultants pursuant to awards such as stock options and restricted stock sales. The Board of Directors establishes the terms of the awards, including price, vesting and expiration date. The 1997 Stock Plan terminates in May 2007. As of October 31, 2006, under the plan, 578,750 shares had been issued, 97,200 shares were subject to outstanding options and 124,050 shares were available for future awards.

         On February 1, 2004, the Company granted to: (i) Richard M. Torre, Chairman of the Board, an option to purchase 100,000 shares for $0.12 per share;
(ii) each of the four non-employee directors (including Richard M. Torre) an option to purchase 25,000 shares for $0.16 per share; and (iii) several executive officers options to purchase a total of 62,500 shares for $0.20 per share which would vest only if the Company generated net earnings for the year ended October October 31, 2004. The closing sales price of the common stock on January 30, 2004 (the last trading day before the grant) was $0.11 per share.

         On January 10, 2005, the Company modified the options granted to executive officers to provide they would vest if the Company generated net earnings for the year ended October 31, 2005 and the executive officer was employed by the Company on December 31, 2005.

         The following is a summary of stock option activity under the plan for the fiscal years ended October 31, 2006, 2005 and 2004:

                                  NUMBER OF                     WEIGHTED AVERAGE
                                   SHARES           RANGE        EXERCISE PRICE
                               --------------   --------------   --------------
Outstanding, October 31, 2003      217,800           $4-$10          $7.99
         Granted                   262,500        $.12-$.20          $0.15
         Canceled                  (97,300)       $0.20-$10          $8.56
                               --------------   --------------   --------------

Outstanding, October 31, 2004      383,000        $0.12-$10          $2.48
         Granted                    62,500            $0.20          $0.20
         Exercised                 (75,000)           $0.16          $0.16
         Canceled                 (109,900)       $0.20-$10          $1.54
                               --------------   --------------   --------------
Outstanding, October 31, 2005      260,600        $0.12-$10          $2.95
         Exercised                (162,500)     $0.12-$0.20          $0.14
         Canceled                     (900)              $4          $4.00
                               --------------   --------------   --------------
Outstanding, October 31, 2006       97,200           $4-$10          $7.64

EXERCISABLE, OCTOBER 31, 2006       97,200           $4-$10          $7.64


         The options shown as granted and cancelled in the year ended October 31, 2005 represent options that were modified during the fiscal year to modify the vesting and termination provisions.

         Outstanding options have a term of 10 years and options typically vest one year from their grant date.

         Prior to November 1, 2005, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation plan cost is reflected in net income, as all options granted under this plan had an exercise price not less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the fiscal years ended October 31, 2006, 2005, and 2004, had the Company applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                2004        2005        2006
                                             ----------  ----------  ----------

Net income for the year - as reported        $(371,173)  $1,606,475   $682,936
Compensation expense - net of tax              (17,030)      (4,837)       -0-

Net income (loss) for the year - pro forma   $(388,203)  $1,601,638   $682,936

Basic earnings (loss) per share - as reported   $(0.06)       $0.26      $0.11

Diluted earnings (loss) per share - as reported $(0.06)       $0.25      $0.10

Basic earnings (loss) per share - pro forma     $(0.06)       $0.26      $0.11

Diluted earnings (loss) per share - pro forma   $(0.06)       $0.25      $0.10

         Compensation expense for the options that were issued prior to fiscal 2004 would have no impact on the pro-forma disclosures as all costs associated with the options would have been incurred as of fiscal 2001.

         The weighted average fair value of stock options granted during the fiscal years ended October 31, 2005 and 2004 was $0.077 and $0.065, respectively. No options were granted during the fiscal year ended October 31, 2006. The Company used the Black-Scholes option pricing model to estimate the value at each grant date, under the following weighted average assumptions:

                                         2004         2005         2006
                                       --------     --------     --------

            Risk free interest rate      1.84%        3.20%         n/a
            Expected dividend yield        -            -           n/a
            Expected volatility        130.00%      170.00%         n/a
            Expected life (in years)       2            2           n/a

WARRANTS

         The following is a summary of warrants outstanding:

                                   NUMBER OF                  WEIGHTED AVERAGE
                                    SHARES         RANGE       EXERCISE PRICE
                                   ---------    -----------    --------------

Outstanding, October 31, 2003       150,000     0.67-$7.50          $2.95
         Canceled                   (50,000)         $7.50          $7.50
                                   --------     ----------          ------
Outstanding, October 31, 2004       100,000          $0.67          $0.67
         Change                         -0-           -0-             -0-
                                   --------     ----------          ------
Outstanding, October 31, 2005       100,000          $0.67          $0.67
         Change                         -0-           -0-             -0-
                                   --------     ----------          ------
OUTSTANDING, OCTOBER 31, 2006       100,000          $0.67          $0.67
                                   ========

EXERCISABLE, OCTOBER 31, 2006       100,000          $0.67          $0.67
                                   ========

NOTE 7.  EARNINGS (LOSS) PER SHARE

         The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         The following potential common shares have been included in the computations of diluted earnings per share for the years ended October 31, 2006 and 2005. For the year ended October 31, 2004, the potential common shares have been excluded from the computation of diluted (loss) per share because the effect would have been anti-dilutive:

                                          2006         2005         2004
                                       ---------    ---------    ---------
         Preferred shares              1,200,000    1,200,000    1,200,000
         Stock options                    97,200      103,100      383,000
         Warrants                        100,000      100,000      100,000
                                       ---------    ---------    ---------
              TOTAL                    1,397,200    1,403,100    1,683,000
                                       =========    =========    =========

The following is a reconcilliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                            Income       Shares        Per Share
  Year ended December 31, 2006           (Numerator)   (Demoninator)    Amount
--------------------------------         -----------   -------------   ---------
Basic income per year;
Net income                                $ 682,936      6,447,790      $ 0.11

Effect of Dilutive Securities:
Options                                         --         131,880       (0.01)
                                          ---------      ---------      ------
Income available to common stockholders   $ 682,936      6,579,670      $ 0.10
                                          =========      =========      ======

                                            Income       Shares        Per Share
  Year ended December 31, 2005           (Numerator)   (Demoninator)    Amount
--------------------------------         -----------   -------------   ---------
Basic income per year;
Net income                               $1,606,475      6,269,834      $ 0.11

Effect of Dilutive Securities:
Options                                         --          91,129       (0.01)
                                         ----------      ---------      ------
Income available to common stockholders  $1,606,475      6,360,963      $ 0.10
                                         ==========      =========      ======
NOTE 8.  INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of October 31, 2006 and 2005 consisted of the following:

                                                    2006               2005
                                                -----------       ------------
         Allowance for doubtful accounts        $    25,000       $     61,000
         Capitalization of inventory costs          267,000             10,000
         Sales returns reserve                      252,000            (78,000)
         Depreciation and amortization            2,382,000          2,250,000
         Net operating loss carry-forward         5,696,000          5,286,000
         Other                                       21,000             99,000
         Valuation allowance                     (7,381,800)        (6,986,000)
                                                -----------       ------------
            Total deferred tax assets             1,261,200            642,000
         Deferred tax liability -

            State taxes                            (384,000)          (336,000)
                                                -----------       ------------
                  NET DEFERRED TAX ASSETS       $   877,200       $    306,000
                                                ===========       ============

         The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the fiscal years ended October 31, 2006 and 2005.

                                       2006           2005           2004
                                    ----------     ----------     ----------
Current
     Federal                        $      --      $      --      $      --
     State                              13,225         11,204         10,608
                                    ----------     ----------     ----------
                                        13,225         11,204         10,608
                                    ----------     ----------     ----------
Deferred taxes
     Federal, current                 (127,500)      (127,500)           --
     Federal, non-current             (443,700)      (178,500)           --
                                    ----------     ----------     ----------
                                      (571,200)      (306,000)           --
                                    ----------     ----------     ----------
TOTAL BENEFIT FOR
    INCOME TAXES                    $ (557,975)    $ (294,796)    $   10,608
                                    ==========     ==========     ==========

         A reconciliation of the benefit from income taxes and the amount computed by applying the federal statutory rate to income before benefit for income taxes for the years ended October 31, 2006, 2005 and 2004 is as follows:

                                              2006         2005         2004
                                           ----------   ----------   ----------

Computed income tax provision at federal
     statutory rate                           $42,487     $444,904    $(122,591)
Increase (decrease) resulting from
     State income taxes                        11,341       83,540       41,928
     Permanent items                            2,533        1,123        1,320
     Change in valuation allowance           (619,981)    (824,363)      89,951
     Other, net                                 5,645          --           --
                                           ----------   ----------   ----------
                  TOTAL                    $ (557,975)  $ (294,796)  $   10,608
                                           ==========   ==========   ==========


         As of October 31, 2006, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,199,000 and $6,035,000, respectively. As of October 31, 2005, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $14,911,000 and $5,880,000, respectively.

         The Company has substantial net operating loss carry-forwards and some benefit for income taxes have been provided for. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not a substantial portion of deferred tax assets will not be realized.

         Realization of this deferred tax asset is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that the Company will generate taxable income to utilize some of the tax carry-forwards before their expiration. However, there can be no assurance that the Company will meet its expectation of future income. As a result, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such occurrence could materially adversely affect the Company's results of operations and financial condition.

         As of October 31, 2006 and 2005, the Company had available alternative minimum tax credit carry-forwards for tax purposes of approximately $114,000 that may be used indefinitely to reduce regular federal income tax until exhausted

NOTE 9.  EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, and may elect to separately contribute up to 100% of their annual bonus, if any, to the plan. The Company may also elect to make discretionary contributions. For the plan's year ended December 31, 2006, the Company had not determined its discretionary contribution. In the fiscal years ended October 31, 2005 and 2004, the Company provided matching contributions of $40,000 and $20,000, respectively.

NOTE 10. FOREIGN OPERATIONS

         The Company operates a warehouse and sales office in Belgium. The following is a summary of the Company's foreign operations:

                                            2006          2005
                                         ----------    ----------
         Balance Sheet
              Identifiable assets        $  647,475    $  769,288


                                            2006          2005          2004
                                         ----------    ----------    ----------
         Statement of Operations
              Net sales                  $1,045,152    $1,503,438    $1,737,621
              Net income                 $ (169,854)   $   87,194    $   43,666

         In addition, the Company exported directly from the United States to foreign countries. During the fiscal years ended October 31, 2006, 2005 and 2004, such net sales amounted to $1,357,212, $1,521,935 and $1,471,957, respectively.

NOTE 11. QUARTERLY INFORMATION (UNAUDITED)

         The following tables represent the Company's quarterly data for the fiscal years ended October 31, 2006, 2005 and 2004:

                                                             2006
                              -------------------------------------------------------------------
                                 FIRST        SECOND         THIRD        FOURTH
                                QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                              -----------   -----------   -----------   -----------   -----------
Net sales                     $ 5,591,693   $ 5,854,615   $ 5,690,177   $ 6,025,810   $23,162,295
Gross profit                  $ 3,675,196   $ 3,902,931   $ 3,815,021   $ 3,685,841   $15,078,989
Net income (loss) available
  to common shareholders      $   119,890   $   306,301   $   229,530   $    27,215   $   682,936
Basic earnings  per share     $      0.02   $      0.05   $      0.04   $      0.00   $      0.11
Diluted earnings per share    $      0.02   $      0.05   $      0.04   $      0.00   $      0.10


                                                             2005
                              -------------------------------------------------------------------
                                 FIRST        SECOND         THIRD        FOURTH
                                QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                              -----------   -----------   -----------   -----------   -----------
Net sales                     $ 5,844,918   $ 6,946,265   $ 6,277,520   $ 5,982,130   $25,049,833
Gross profit                  $ 3,774,798   $ 4,604,941   $ 4,037,209   $ 3,953,179   $16,370,127
Net income available to
  common shareholders         $   140,912   $   336,369   $   846,090   $   283,104   $ 1,606,475
Basic earnings per share      $      0.02   $      0.05   $      0.13   $      0.06   $      0.26
Diluted earnings per share    $      0.02   $      0.05   $      0.13   $      0.05   $      0.25


                                                             2004
                              -------------------------------------------------------------------
                                 FIRST        SECOND         THIRD
                                QUARTER       QUARTER       QUARTER       FOURTH
                                RESTATED     RESTATED      RESTATED       QUARTER       TOTAL
                              -----------   -----------   -----------   -----------   -----------
Net sales (restated - see
  Note 2)                     $ 5,996,168   $ 6,096,578   $ 6,148,486   $ 5,367,504   $23,608,736
Gross profit                  $ 3,653,761   $ 3,881,096   $ 3,956,557   $ 3,355,562   $14,846,976
Net income (loss) available
  to common shareholders      $  (254,545)  $  (185,985)  $   132,734   $   (63,377)  $  (371,173)
Earnings (loss) per share     $     (0.04)  $     (0.03)  $      0.02   $     (0.01)  $     (0.06)

                            SUPPLEMENTAL INFORMATION

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

ITEM 9A -- CONTROLS AND PROCEDURES

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

ITEM 9B -- OTHER INFORMATION

Inapplicable.

                                    PART III

ITEM 10 -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information under the captions "Election of Directors - Information About the Nominees, and - Board Committees - Audit Committee" and "Other Information - Executive Officers, - Compliance with Section 16(a) Beneficial Ownership Reporting and - Code of Ethics" in our definitive proxy statement for the 2007 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information under the caption "Other Information - Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the captions "Other Information - Security Ownership of Principal Shareholders, Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Other Information - Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the caption "Independent Public Accountants" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15 -- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of Report:

     1. Financial Statements:

          Independent Auditor's Report

          Consolidated Balance Sheets at October 31, 2005 and 2006

          Consolidated Statements of Operations for the years ended October 31, 2004, 2005 and 2006

          Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 2004, 2005 and 2006

          Consolidated Statements of Cash Flows for the years ended October 31, 2004, 2005 and 2006

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

        Signature                    Title                           Date
        ---------                    -----                           ----


 /s/ Michael Prince          Chief Executive Officer,          February 12, 2007
------------------------     Chief Financial Officer and
     Michael Prince          Director (Principal Financial
                             and Accounting Officer)

 /s/ Edward Meltzer          Director                          February 12, 2007
------------------------
     Edward Meltzer

                             Director                          February __, 2007
------------------------
     Drew Miller

 /s/ Ted Pasternack          Director                          February 12, 2007
------------------------
     Ted Pasternack

 /s/ Richard M. Torre        Chairman of the Board             February 12, 2007
------------------------
     Richard M. Torre

                                  EXHIBIT INDEX

Exhibit Number  Exhibit Description

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

     10.4 License Agreement, dated May 28, 1991, between Laura Ashley Manufacturing B.V. and Signature, as amended August 2, 1993, May 31, 1994, January 30, 1995, August 21, 1995, October 4, 2000.
               Further Amending Agreement dated December 18, 2002. Letter Amendment dated as of April 14, 2003. Incorporated by reference to Exhibit 10.5 of Signature's Annual Report on Form 10-K for the year ended October 31, 2002. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

     10.5 Lease Agreement, dated March 7, 2005, between Signature and Roxbury Property Management Incorporated by reference to Exhibit
               10.1 to Signature's Quarter Report on Form 10-Q for the quarter ended April 30, 2005.

     10.6 Employment Agreement dated April 23, 2003 between Signature and Michael Prince. Incorporated by reference to Exhibit 10.8 of Signature's Annual Report on Form 10-K for the year ended October 31, 2002. Amendment No. 1 to Employment Agreement. Incorporated by reference to Exhibit 10.8 of Signature's Annual Report on Form 10-K for the year ended October 31, 2005.

     10.7 Agreement dated April 21, 2003: US $4,150,000 Credit Facility for Signature provided by Bluebird Finance Limited; Security Agreement dated April 21, 2003 between Signature as Debtor and Bluebird Finance Limited as Secured Party.(1)

     10.8 Stock Purchase Agreement dated April 21, 2003 between Bluebird Finance Limited and Signature.(1)

     10.9 Loan and Security Agreement, dated April 21, 2003, between Signature and Home Loan and Investment Company; Revolving Credit Promissory Note, dated April 21, 2003, in the principal amount of $500,000; Promissory Note, dated April 21, 2003, in the principal amount of $3,000,000.(1);

     10.10 Subordination Agreement, dated April 21, 2003, among Bluebird Finance Limited, Signature and Home Loan and Investment Company.
               (1)

     10.11 100,000 Warrants, dated April 21, 2003, issued to Home Loan and Investment Company. (1)

     10.12 Consulting Agreement dated as of April 1, 2003 between Signature and Dartmouth Commerce of Manhattan, Inc. Incorporated by reference to Exhibit 10.19 to Signature's Annual Report on Form 10-K for the year ended October 31, 2002.

     10.13 Trademark License Agreement dated October 12, 2005 between Signature and Kobra International, Ltd. T/A Nicole Miller. Incorporated by reference to Exhibit 10.16 of Signature's Annual Report on Form 10-K for the year ended October 31, 2005. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

     10.14 Promissory Note dated March __, 2003 made by Signature in favor of Wells Fargo Equipment Finance, Inc. and US Bancorp Oliver-Allen Technology Leasing in the principal amount of $750,000 and Security Agreement dated March 26, 2003. Incorporated by reference to Exhibit 10.17 of Signature's Annual Report on Form 10-K for the year ended October 31, 2004.

     10.15 Loan and Security Agreement dated December 14, 2006 between Signature and Home Loan and Investment Company, Promissory Note dated December 14, 2006 in the amount of $750.000, and Subordination Agreement dated December 14, 2006 among Signature, Home Loan and Investment Company and Bluebird Finance Limited.

     10.16 License Agreement dated September 23, 1999 between Signature and bebe stores, inc.; Amendment dated September 23, 1999; Amendment Two dated June 4, 2002; Amendment Three dated July 3, 2003; and Amendment Four dated April 5, 2005. Incorporated by reference to
               Exhibit 10.19 of Signature's Annual Report on Form 10-K for the year ended October 31, 2005 [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]; and Amendment Five dated June 28, 2006

     23.1      Consent of Grodstein, Horwath & Company LLP

     31.1      Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

     32.1      Certification Pursuant to 18 U.S.C. ss. 1350

     99.1      Schedule II--Valuation and Qualifying Accounts.

--------------------
(1) Incorporated by reference from Form 8-K dated April 28, 2003.