Form 10-Q
period 2007-01-31
SIGNATURE EYEWEAR INC
filed 2007-03-15
CIK 1036292

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                 For the quarterly period ended January 31, 2007

                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


   For the transition period from _________________ to _____________________.


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

            State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,555,639 shares issued and outstanding as of March 15, 2007.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

PART I   FINANCIAL INFORMATION                                             PAGE
                                                                           ----
Item 1   Financial Statements
         Balance Sheets
         Statements of Operations
         Statements of Cash Flows
         Notes to the Financial Statements
Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations
Item 3   Quantitative and Qualitative Disclosures about Market Risk
Item 4   Controls and Procedures

PART II  OTHER INFORMATION
Item 6   Exhibits

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                               OCTOBER 31, 2006 AND JANUARY 31, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                               January 31,            October 31,
                                                                  2007                   2006
                                                              ------------           ------------
CURRENT ASSETS
     Cash and cash equivalents                                $    392,781           $    554,138
     Certificate of deposit, restricted                            250,000                250,000
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $57,373 and  $57,373               3,573,507              2,943,487
     Inventory                                                   5,138,424              4,759,893
     Promotional products and materials                            155,249                116,394
     Prepaid expenses and other current assets                     237,564                139,988
     Deferred income taxes                                         289,000                255,000
                                                              ------------           ------------
             Total current assets                               10,036,525              9,018,900

PROPERTY AND EQUIPMENT, NET                                        456,969                494,815
TOTAL DEPOSITS AND OTHER ASSETS                                     97,902                 97,374
DEFERRED INCOME TAXES                                              664,700                622,200
                                                              ------------           ------------
                 TOTAL ASSETS                                 $ 11,256,096           $ 10,233,289
                                                              ============           ============






   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                               OCTOBER 31, 2006 AND JANUARY 31, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                               January 31,            October 31,
                                                                  2007                   2006
                                                              ------------           ------------
CURRENT LIABILITIES
     Accounts payable - trade                                 $  5,715,172           $  4,694,818
     Accrued expenses and other current liabilities              1,358,875              1,437,254
     Reserve for customer returns                                  300,309                300,309
     Current portion of long-term debt                             848,234                767,655
                                                              ------------           ------------
         Total current liabilities                               8,222,590              7,200,036

LONG-TERM DEBT, net of current portion                           5,548,993              5,702,765
                                                              ------------           ------------
            Total liabilities                                   13,771,583             12,902,801
                                                              ------------           ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
            Series A 2% convertible preferred stock, $0.001
                par value;
            1,360,000 shares authorized
            1,200,000 issued and outstanding                         1,200                  1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,555,639 shares and 6,301,889 issued
            and outstanding                                          6,556                  6,556
     Additional paid-in capital                                 15,383,962             15,383,962
     Accumulated deficit                                       (17,907,205)           (18,061,230)
                                                              ------------           ------------
            Total shareholders' deficit                         (2,515,487)            (2,669,512)
                                                              ------------           ------------
              TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $ 11,256,096           $ 10,233,289
                                                              ============           ============




   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                         STATEMENT OF OPERATIONS
                              FOR THE THREE MONTHS ENDED JANUARY 31, (UNAUDITED)
--------------------------------------------------------------------------------


                                                                  2007                   2006
                                                              ------------           ------------
NET SALES                                                     $  5,990,174           $  5,591,693
COST OF SALES                                                    2,214,765              1,916,497
                                                              ------------           ------------
GROSS PROFIT                                                     3,775,409              3,675,196
                                                              ------------           ------------
OPERATING EXPENSES
      Selling                                                    2,093,105              1,992,078
      General and administrative                                 1,436,572              1,422,413
      Depreciation and amortization                                 47,087                 49,118
                                                              ------------           ------------
          Total operating expenses                               3,576,764              3,463,609
                                                              ------------           ------------
INCOME FROM OPERATIONS                                             198,645                211,587
                                                              ------------           ------------
OTHER INCOME (EXPENSE)
      Sundry income (expense)                                          --                     --
      Interest expense                                            (120,327)              (129,096)
                                                              ------------           ------------
          Total other income (expense)                            (120,327)              (129,096)
                                                              ------------           ------------
INCOME BEFORE PROVISION FOR
       INCOME TAXES                                                 78,318                 82,491
PROVISION (BENEFIT) FOR INCOME TAXES                               (75,708)               (37,399)
                                                              ------------           ------------
NET INCOME AVAILABLE TO
      COMMON STOCK SHAREHOLDERS                               $    154,026           $    119,890
                                                              ============           ============
BASIC EARNINGS PER SHARE                                      $       0.02           $       0.02
                                                              ============           ============
DILUTED EARNINGS (LOSS) PER SHARE                             $       0.02           $       0.02
                                                              ============           ============
WEIGHTED-AVERAGE COMMON SHARES
      OUTSTANDING - DILUTED                                      6,555,639              6,360,963
                                                              ============           ============
WEIGHTED-AVERAGE COMMON SHARES
      OUTSTANDING - BASIC                                        6,555,639              6,301,889
                                                              ============           ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                         STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  2007                   2006
                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                         $    154,026           $    119,890
    Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
        Deferred tax asset                                         (76,500)               (40,000)
        Depreciation and amortization                               47,087                 49,118
        Provision for bad debts                                        --                    626
        Provision for inventory write down                             --                     --
        Reserve for customer returns                                   --                     --
        (Increase) decrease in:
          Accounts receivable - trade                             (630,020)              (464,442)
          Inventories                                             (378,531)              (822,668)
          Promotional products and materials                       (38,855)               (15,407)
          Prepaid expenses and other current assets                (97,576)               (54,657)
        Increase (decrease) in:
          Accounts payable - trade                               1,020,354              1,168,163
          Accrued expenses and other current liabilities           (78,379)               (59,988)
                                                              ------------           ------------
Net cash used by operating activities                              (78,394)              (119,365)
                                                              ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                              (9,241)                (7,161)
    Deposits and other assets                                         (529)                  (536)
                                                              ------------           ------------
Net cash used in investing activities                               (9,770)                (7,697)
                                                              ------------           ------------

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                         STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  2007                   2006
                                                              ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in lines of credit                         --                 205,000
    Proceeds from short-term debt                                      --                     --
    Payments on short-term debt                                        --                (100,000)
    Payments on long-term debt                                    (823,193)              (269,151)
    Borrowings on long-term debt                                   750,000                    --
    Proceeds from sale of common stock                                 --                     --
                                                              ------------           ------------
Net cash used in financing activities                              (73,193)              (164,151)
                                                              ------------           ------------
Net increase (decrease) in cash and cash equivalents              (161,357)              (291,213)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       554,138                735,654
                                                              ------------           ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $    392,781           $    444,441
                                                              ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION

      INTEREST PAID                                           $     83,434           $     84,229
                                                              ============           ============
      INCOME TAXES PAID                                       $        792           $      2,601
                                                              ============           ============


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

              (INFORMATION AS OF JANUARY 31, 2007 AND FOR THE THREE
               MONTHS ENDED JANUARY 31, 2007 AND 2006 IS UNAUDITED)

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

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

            The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2006. The results of operations for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ended October 31, 2007.

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

                                                                     THREE MONTHS         THREE MONTHS
                                                                        ENDED                ENDED
                                                                   JANUARY 31, 2007     JANUARY 31, 2006
                                                                   ----------------     ----------------
Net income available to common stock shareholders                    $   154,026             $119,890
                                                                   ================     ================
Weighted average number of common shares used in basic EPS             6,555,639            6,301,889
Effect of dilutive stock options                                               0               59,074
                                                                   ----------------     ----------------
Weighted average number of common shares and dilutive potential
      common shares used in dilutive EPS                               6,555,639            6,360,963
                                                                   ================     ================


            The Company had dilutive shares for the three months ended January 31, 2006, but did not have dilutive shares for the three months ended January 31, 2007.

            The following potential common shares have been excluded from the computations of diluted income (loss) per share for the three months ended January 31, 2007 and 2006 because the effect would have been anti-dilutive:

                                          2007           2006
                                       ---------      ---------

            Stock options                 96,600        103,100
            Warrants                     100,000        100,000
                                       ---------      ---------
               TOTAL                     196,600        203,100
                                       =========      =========

Foreign Currency Translation
----------------------------

            The Company's Belgium branch's functional currency is the Euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were not material for the three months ended January 31, 2007.

Estimates

            The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.     PROPERTY AND EQUIPMENT

            Property and equipment at the dates indicated consisted of the following:

                                                    JANUARY 31,     OCTOBER 31,
                                                       2007             2006
                                                    -----------     -----------

Computer equipment                                  $ 1,624,362    $  1,619,621
Leasehold improvements                                1,200,590       1,200,590
Software                                              1,147,759       1,143,259
Office furniture and equipment                          912,756         912,756
Machinery and equipment                                 709,216         709,216
                                                    -----------    ------------
                                                    $ 5,594,683    $  5,585,442

Less accumulated depreciation and amortization       (5,137,714)     (5,090,627)
                                                    -----------    ------------
                        TOTAL                       $   456,969    $    494,815
                                                    ===========    ============

            Depreciation and amortization expense was $47,087 and $49,118 for the three months ended January 31, 2007 and 2006, respectively.

NOTE 4.     SHORT-TERM AND LONG-TERM DEBT

            Short-term and long-term debt at the dates indicated consisted of the following:

                                                                                    JANUARY 31, 2007    OCTOBER 31, 2006
                                                                                    ----------------    ----------------
Term note payable to Home Loan Investment Corporation ("HLIC") in the original amount of $3,000,000, bearing interest at 10% per annum, secured by the assets of the Company, a letter of credit in the amount of $1,250,000 and a $250,000 certificate of deposit issued by HLIC; payments of interest only through March 2004 and thereafter monthly installments of principal
      and interest ($39,777) with a payment of $2,044,206 in April 2008                $ 2,475,650         $ 2,532,146

                                                                                    JANUARY 31, 2007    OCTOBER 31, 2006
                                                                                    ----------------    ----------------
Revolving line of credit from HLIC in the amount of $500,000, secured by the collateral securing the HLIC term note, bearing interest at 12% per
      annum on the outstanding balance, due in April 2008                                  500,000             500,000

Term note payable to Bluebird Finance Limited in the original amount of
      $2,900,000, secured by the assets of the Company (subordinated to the HLIC credit facility), bearing interest at 5% per annum, and payable in quarterly installments of $72,500, commencing in July 2005, with a final
      installment due in April 2015                                                      2,465,000           2,537,500

Note payable to a commercial bank in the original amount of $750,000, secured by certain property and equipment, bearing interest at 4% per annum, payable in 39 monthly installments of $13,812, commencing March 31, 2003, with the remaining principal and accrued interest due and payable in
      full on February 28, 2008                                                            206,578             245,081

Term note payable to HLIC in the original amount of $750,000, secured by the collateral securing the HLIC note, bearing interest at 12% per annum
      and due and payable in April 2008                                                    750,000

Term note payable to HLIC in the original amount of $655,693, secured by the collateral securing the HLIC note, bearing interest at 12% per annum
      and due and payable on July 31, 2007                                                                     655,693
                                                                                       -----------         -----------
                                                                                       $ 6,397,228         $ 6,470,420
Less current portion                                                                       848,235             767,655
                                                                                       -----------         -----------
            LONG-TERM PORTION                                                          $ 5,548,993         $ 5,702,765
                                                                                       ===========         ===========


NOTE 5.     INCOME TAXES

            The benefit for income taxes for the three months ended January 31, 2007 includes a $76,000 decrease in the valuation allowance for deferred tax assets. The decrease in the valuation allowance is primarily due to the Company's determination that the future tax benefits of the net operating loss carryforwards are likely to be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis, which should be read in connection with the Company's Consolidated Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended October 31, 2006, as well as those discussed elsewhere in this Form 10-Q. Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

            The following discussion and analysis should be read in connection with the Company's Consolidated Financial Statements and related notes and other financial information included elsewhere in this Form 10-Q.

OVERVIEW

            The Company derives revenues through the sale of eyeglass frames under licensed brand names, including bebe eyes, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear and Nicole Miller Eyewear and under its proprietary Signature brand. The Company's cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to the Company's specifications.

            The Company reported net income of $154,000 on net sales of $6.0 million for the three months ended January 31, 2007 (the "2007 Quarter") compared to net income of $120,000 on net sales of $5.6 million for the three months ended January 31, 2006 (the "2006 Quarter"). The increase in net sales was due primarily to increases in net sales of bebe eyes, including primarily sunwear, and Nicole Miller Eyewear, which more than offset the $600,000 decrease in net sales of Eddie Bauer Eyewear due to the termination of the license. The increase in net income was due primarily to a $38,000 increase in benefit for income taxes offset. The Company increased its advertising, promotion and convention expenses by $170,000 during the first quarter primarily in connection with the launch of Cutter & Buck Eyewear and the Nicole Miller Luxury Collection.

RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                            THREE MONTHS ENDED
                                                                JANUARY 31,
                                                            ------------------
                                                             2007        2006
                                                            ------      ------
            Net sales ...............................       100.0%      100.0%
            Cost of sales ...........................        37.0        34.3
                                                            -----       -----
            Gross profit ............................        63.0        65.7
                                                            -----       -----
            Operating expenses:
                 Selling ............................        34.9        35.6
                 General and administrative .........        24.0        25.4
                 Depreciation and amortization ......         0.8         0.9
                                                            -----       -----
                         Total operating expenses ...        59.7        61.9
                                                            -----       -----
             Income from operations .................         3.3         3.8
                                                            -----       -----
             Other income (expense), net ............        (2.0)       (2.3)
                                                            -----       -----
             Income before provision for income taxes         1.3         1.5
                                                            -----       -----
             Provision (benefit) for income taxes ...        (1.3)       (0.6)
                                                            -----       -----
             Net income .............................         2.6%        2.1%
                                                            =====       =====


            NET SALES. Net sales increased by 7.1% or $398,000 from the 2006 Quarter to the 2007 Quarter. The following table contains information regarding net sales for the periods indicated:


                                       THREE MONTHS ENDED JANUARY 31,
                                    -----------------------------------

            (Dollars in thousands)         2007               2006        CHANGE
                                    ----------------   ----------------   ------

            bebe eyes ...........   $2,142     35.8%   $1,412     25.3%    51.7%

            Nicole Miller Eyewear    1,208     20.2     1,078     19.3     12.1

            Laura Ashley Eyewear       694     11.6     1,108     19.8    (37.4)

            Other ...............    1,946     32.4     1,994     35.6     (0.2)
                                    ------    -----     -----    -----     ----

            Total ...............   $5,990    100.0%    5,592    100.0%     7.1%
                                    ======    =====     =====    =====     ====

            Net sales were higher in the 2007 Quarter primarily due to an increase in net sales of bebe eyes, including in particular bebe eyes sunwear, and Nicole Miller Eyewear. Net sales in the 2007 Quarter were also positively affected by the introduction of Cutter & Buck Eyewear, which began shipping in late October 2006.

            Direct sales to independent optical retailers and distributors increased $438,000 from the 2006 Quarter to the 2007 Quarter. Sales to national optical retail chains decreased $122,000 in the 2007 Quarter. International sales increased $63,000 in the 2007 Quarter.

            Net sales reflect gross sales less a reserve for product returns established by the Company based on products that the Company is aware will be returned as of that date. The Company's reserves were $504,000 and $673,000 at January 31, 2007 and 2006, respectively. The Company had $830,000 and $963,000 in product returns for the 2007 Quarter and 2006 Quarter, respectively, but due to the higher sales in 2007, the product returns percentage was 12.1% in the 2007 Quarter as compared to 14.7% in the 2006 Quarter.

            The Company also maintains an allowance for product returns. Changes in the allowance in any period will have a corresponding impact on net sales during the period. The Company's allowance for product returns did not change in the 2007 Quarter.

            GROSS PROFIT AND GROSS MARGIN. Gross profit increased $100,000 or 2.7% from the 2006 Quarter to the 2007 Quarter due to higher new sales. The reduction in gross margin from 65.7% in the 2006 Quarter to 63.0% in the 2007 Quarter was primarily due to closeout sales of Eddie Bauer Eyewear and selected frames in other eyewear lines.

            SELLING EXPENSES. Selling expenses increased $101,000 from the 2006 Quarter to the 2007 Quarter primarily due primarily to increases of $70,000 in advertising expense. This was $55,000 in promotion expense due to the launch of Cutter & Buck and $45,000 in convention expense offset by a decrease of $144,000 in royalty expense.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the 2007 Quarter increased $14,000 from the 2006 Quarter.

            OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense.

            PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's net loss carry-forward, the Company had no income tax expense other than franchise taxes in various states. The Company recognized an income tax benefit of $38,000 in the 2007 Quarter resulting from a decrease in the valuation allowance on its deferred tax asset relating primarily to its net operating loss carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            The Company's accounts receivable (net of allowance for doubtful accounts) were $3.6 million at January 31, 2007 compared to $2.9 million at October 31, 2006. This increase was primarily due to increased sales in the period.

            The Company's inventories (at lower of cost or market) were $5.1 million at January 31, 2007 as compared to $4.8 million at October 31, 2006. This increase was primarily due to the addition of Cutter & Buck Eyewear and the Nicole Miller Luxury Collection (introduced in January 2007) and a build-up of inventory prior to the Chinese New Year factory shutdowns.

            The Company's long-term debt declined from $5.7 million at October 31, 2006 to $5.5 million at January 31, 2007 due to payments on term loans. Long-term debt at January 31, 2007 included principally the Company's credit facilities with Home Loan and Investment Company ("HLIC") and Bluebird Finance Limited ("Bluebird"), and a commercial bank loan the proceeds of which were used to purchase its computer system and related equipment (the "Equipment Loan"). See Notes 4 and 5 of Notes to Consolidated Financial Statements.

            The Company's credit facility with HLIC includes a $3,000,000 term loan obtained in fiscal 2003, a $500,000 revolving line of credit obtained in fiscal 2003, and a $750,000 term note obtained in December 2006. The credit facility is secured by all of the assets of the Company and by a $1,250,000 letter of credit from a non-affiliate. The term loan bears interest at a rate of 10% per annum with payments of principal and interest on a 10-year amortization schedule commencing fiscal 2004 and is due and payable in April 2008. The term loan had a balance of $2,475,650 as of January 31, 2007. The revolving credit facility bears interest at a rate of 1% per month, payable monthly, with all advances subject to approval of HLIC, and is due and payable in April 2008. The Company had utilized $500,000 of the revolving credit facility as of January 31, 2007. In December 2006, the Company refinanced the $655,693 term note and accrued interest with a $750,000 term note bearing interest at a rate of 12% per annum and due in April 2008.

            The Company's credit facility with Bluebird consists of a revolving credit line and support for the $1,250,000 letter of credit securing the HLIC credit facility. Bluebird's commitment on the revolving credit facility was $2,537,500 as of October 31, 2006, and reduces by $72,500 each quarter. The revolving credit line bears interest at the rate of 5% per annum, with payments of principal and interest on a 10-year amortization schedule that commenced in fiscal 2005, and is due and payable in April 2015. The credit facility is secured by a security interest in the assets of the Company that is subordinate to the HLIC credit facility. The outstanding balance on the revolving credit line was $2,465,000 as of January 31, 2007.

            The Equipment Loan had an outstanding balance of $206,578 at January 31, 2007, is secured by the purchased assets and bears interest at 4% per annum payable in monthly installments of approximately $14,000 with the balance of $62,600 due in February 2008.

            Of the Company's accounts payable at January 31, 2007, $413,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies.

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

            FOREIGN CURRENCY RISKS. At any month-end during the quarter ended January 31, 2007, a maximum of $413,000 was payable in foreign CURRENCY. These foreign currencies included Japanese yen. Any significant change in foreign currency exchange rates could therefore materially affect the Company's business, operating results and financial condition. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies. Based on those factors, the Company may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to the Company. The Company held no forward commitments for foreign currencies at January 31, 2007.

            International sales accounted for approximately 11.0% of the Company's net sales in the quarter ended January 31, 2007. Although the Company's international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on the Company's business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, the Company generally pays for its frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which the Company sells its frames, and thus currency fluctuation can impact the Company's gross margin.

            INTEREST RATE RISK. The Company's credit facilities existing at January 31, 2007 had fixed interest rates. Accordingly, the Company does not believe it is subject to material interest rate risk.

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


Date: March 15, 2007                               SIGNATURE EYEWEAR, INC.


                                                   By: /s/ Michael Prince
                                                       -------------------------
                                                       Michael Prince
                                                       Chief Executive Officer
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number      Exhibit Description
--------------      -------------------

10.1 Loan and Security Agreement dated December 14, 2006 between Signature and Home Loan and Investment Company, Promissory Note dated December 14, 2006 in the amount of $750.000, and Subordination Agreement dated December 14, 2006 among Signature, Home Loan and Investment Company and Bluebird Finance Limited. Incorporated by reference to Exhibit 10.15 of Signature's Annual Report on Form 10-K for the year ended October 31, 2006.

10.2 Amendment Six dated December 31, 2006 to License Agreement dated September 23, 1999 between Signature and bebe stores, inc. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.]

31.1                Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1                Certification Pursuant to 18 U.S.C. ss. 1350