Form 10-Q
period 2007-04-30
SIGNATURE EYEWEAR INC
filed 2007-06-14
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 2007

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

                                 Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,855,639 shares issued and outstanding as of June 12, 2007.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE
PART I  FINANCIAL INFORMATION

Item 1  Financial Statements                                                3

        Balance Sheets                                                      3

        Statements of Operations                                            5

        Statements of Cash Flows                                            6

        Notes to Financial Statements                                       8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                14

Item 3  Quantitative and Qualitative Disclosures about Market Risk         17

Item 4  Controls and Procedures                                            18

PART II  OTHER INFORMATION

Item 6  Exhibits                                                           19

PART I.
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                       October 31, 2006 (Audited) and April 30, 2007 (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                     April 30,       October 31,
                                                       2007             2006
                                                   ------------     ------------
CURRENT ASSETS

     Cash and cash equivalents                     $    863,076     $    554,138
     Certificate of deposit, restricted                 250,000          250,000
     Accounts receivable - trade, net of
       allowance for doubtful accounts of
       $57,373, respectively                          3,075,857        2,943,487
     Inventories                                      5,069,314        4,759,893
     Promotional products and materials                 150,648          116,394
     Prepaid expenses and other current assets          292,703          139,988
     Deferred income taxes                              316,200          255,000
                                                   ------------     ------------
             Total current assets                    10,017,798        9,018,900

PROPERTY AND EQUIPMENT, net                             416,975          494,815
TOTAL DEPOSITS AND OTHER ASSETS                          92,769           97,374
DEFERRED INCOME TAXES                                   892,500          622,200
                                                   ------------     ------------
                 TOTAL ASSETS                      $ 11,420,042     $ 10,233,289
                                                   ============     ============





   The accompanying notes are an integral part of these financial statements.

                                                                    SIGNATURE EYEWEAR, INC.
                                                                             BALANCE SHEETS
                                  October 31, 2006 (Audited) and April 30, 2007 (Unaudited)
-------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                               April 30,        October 31,
                                                                 2007              2006
                                                             ------------      ------------
CURRENT LIABILITIES

     Accounts payable - trade                                $  5,403,307      $  4,694,818
     Accrued expenses and other current liabilities             1,158,379         1,437,254
     Reserve for customer returns                                 300,309           300,309
     Current portion of long-term debt                            682,680           767,655
                                                             ------------      ------------
         Total current liabilities                              7,544,675         7,200,036

LONG-TERM DEBT, net of current portion                          5,670,582         5,702,765
                                                             ------------      ------------
             Total liabilities                                 13,215,257        12,902,801
                                                             ------------      ------------

SHAREHOLDERS' DEFICIT

     Preferred stock, $0.001 par value
         5,000,000 shares authorized
             Series A 2% convertible preferred
             stock, $0.001 par value;
             1,360,000 shares authorized
             1,200,000 issued and outstanding                       1,200             1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,855,639 shares and 6,555,639 issued
             and outstanding, respectively                          6,856             6,556
     Additional paid-in capital                                15,589,912        15,383,962
     Accumulated deficit                                      (17,393,183)      (18,061,230)
                                                             ------------      ------------
         Total shareholders' deficit                           (1,795,215)       (2,669,512)
                                                             ------------      ------------
             TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $ 11,420,042      $ 10,233,289
                                                             ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                                                     SIGNATURE EYEWEAR, INC.
                                                                                     STATEMENT OF OPERATIONS
                               For the Three Months and Six Months Ended April 30, 2007 and 2006 (Unaudited)
------------------------------------------------------------------------------------------------------------


                                            For The Three Months Ended           For The Six Months Ended
                                          ------------------------------      ------------------------------
                                            April 30,         April 30,         April 30,         April 30,
                                              2007              2006              2007              2006
                                          ------------      ------------      ------------      ------------
NET SALES                                 $  6,450,612      $  5,854,615      $ 12,440,786      $ 11,446,308
Cost of sales                                2,207,946         1,951,684         4,422,711         3,868,181
                                          ------------      ------------      ------------      ------------
GROSS PROFIT                                 4,242,666         3,902,931         8,018,075         7,578,127
                                          ------------      ------------      ------------      ------------
OPERATING EXPENSES
     Selling                                 2,348,174         2,125,375         4,441,279         4,117,453
     General and administrative              1,452,960         1,423,853         2,889,532         2,846,266
     Depreciation and amortization              48,099            48,856            95,186            97,974
                                          ------------      ------------      ------------      ------------
         Total operating expenses            3,849,233         3,598,084         7,425,997         7,061,693
                                          ------------      ------------      ------------      ------------
INCOME FROM OPERATIONS                         393,433           304,847           592,078           516,434
                                          ------------      ------------      ------------      ------------
INTEREST EXPENSE                              (133,611)         (151,810)         (253,938)         (280,906)
                                          ------------      ------------      ------------      ------------
INCOME BEFORE BENEFIT FOR
      INCOME TAXES                             259,822           153,037           338,140           235,528
BENEFIT FOR INCOME TAXES                      (254,200)         (153,264)         (329,908)         (190,663)
                                          ------------      ------------      ------------      ------------
NET INCOME                                     514,022           306,301           668,048           426,191
                                          ------------      ------------      ------------      ------------
NET INCOME AVAILABLE TO
     COMMON STOCK SHAREHOLDERS            $    514,022      $    306,301      $    668,048      $    426,191
                                          ============      ============      ============      ============
BASIC EARNINGS PER SHARE                  $       0.08      $       0.05      $       0.10      $       0.07
                                          ============      ============      ============      ============
DILUTED EARNINGS PER SHARE                $       0.08      $       0.05      $       0.10      $       0.07
                                          ============      ============      ============      ============
WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                     6,567,146         6,518,139         6,567,146         6,518,139
                                          ============      ============      ============      ============
WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                   6,567,146         6,524,634         6,567,146         6,524,634
                                          ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                                  SIGNATURE EYEWEAR, INC.
                                                                  STATEMENT OF CASH FLOWS
                             For the Six Months Ended April 30, 2007 and 2006 (Unaudited)
-----------------------------------------------------------------------------------------


                                                                 2007             2006
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                               $   668,048      $   426,191
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
        Deferred tax asset                                      (331,500)        (195,500)
        Depreciation and amortization                             95,186           97,973
        Provision for bad debts                                     --            (24,778)
        (Increase) decrease in:
          Accounts receivable - trade                           (132,371)         247,406
          Inventories                                           (309,421)        (487,805)
          Promotional products and materials                     (34,254)          (8,462)
          Prepaid expenses and other current assets             (152,715)         (21,547)
        Increase (decrease) in:
          Accounts payable - trade                               708,489          415,190
          Accrued expenses and other current liabilities        (278,875)        (491,801)
                                                             -----------      -----------
Net cash provided by (used in) operating activities              232,587          (43,133)
                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                           (17,346)         (18,352)
    Deposits and other assets                                      4,605           (1,626)
                                                             -----------      -----------
Net cash used in investing activities                            (12,741)         (19,978)
                                                             -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                                                                  SIGNATURE EYEWEAR, INC.
                                                                  STATEMENT OF CASH FLOWS
                             For the Six Months Ended April 30, 2007 and 2006 (Unaudited)
-----------------------------------------------------------------------------------------



                                                                 2007             2006
                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in lines of credit                                 --            205,000
    Payments on short-term debt                                     --           (100,000)
    Borrowings on long-term debt                                 875,000             --
    Payments on long-term debt                                  (992,158)        (431,250)
    Proceeds from sale of common stock                           206,250           89,001
                                                             -----------      -----------
Net cash provided by (used in) financing activities               89,092         (237,249)
                                                             -----------      -----------
Net increase (decrease) in cash and cash equivalents             308,938         (300,360)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     554,138          735,654
                                                             -----------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $   863,076      $   435,294
                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION

      INTEREST PAID                                          $   111,362      $   169,467
                                                             ===========      ===========
      INCOME TAXES PAID                                      $     1,592      $     4,787
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2006. The results of operations for the six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

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

Earnings per Share
------------------

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of potential dilutive common stock:

                                                              SIX MONTHS ENDED     SIX MONTHS ENDED
                                                               APRIL 30, 2007       APRIL 30, 2006
                                                              ----------------     ----------------
Net income available to common shareholders                        $668,048             $426,191
                                                              ================     ================
Weighted average number of common shares used in basic EPS        6,567,146            6,518,139
Effect of dilutive stock options                                          0                6,495
                                                              ----------------     ----------------
Weighted average number of common shares and dilutive
      potential common shares used in dilutive EPS                6,567,146            6,524,634
                                                              ================     ================

     The Company had no dilutive shares from stock options or warrants for the period ended April 30, 2007, but did have dilutive stock options for the period ended April 30, 2006.

     The following potential common shares have been excluded from the computations of diluted earnings per share for the six months ended April 30, 2007 and 2006 because the exercise price was above the average market price for all periods presented during which such options or warrants were outstanding:

                                      2007          2006
                                   ---------     ---------

     Stock options                   96,600       103,100
     Warrants                       400,000       100,000
                                   ---------     ---------
        TOTAL                       496,600       203,100
                                   =========     =========

     On April 23, 2007, the Company issued warrants to purchase up to 300,000 shares of common stock at a price of $0.6875 per share.

Foreign Currency Translation
----------------------------

     The Company's Belgium branch's functional currency is the Euro.
Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were immaterial for the periods ended April 30, 2007 and 2006.

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

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at the dates indicated consisted of the following:

                                              APRIL 30, 2007   OCTOBER 31, 2006
                                              --------------   ----------------

Computer equipment                              $1,624,362        $1,619,621
Leasehold improvements                           1,200,590         1,200,590
Software                                         1,153,645         1,143,259
Office furniture and equipment                     914,975           912,756
Machinery and equipment                            709,216           709,216
                                              --------------   ----------------
                                                $5,602,788        $5,585,442

Less accumulated depreciation and
  amortization                                  (5,185,813)       (5,090,627)
                                              --------------   ----------------
                        TOTAL                   $  416,975        $  494,815
                                              ==============   ================

     Depreciation and amortization expense was $95,186 and $97,974 for the six months ended April 30, 2007 and 2006, respectively, and $48,099 and $48,856 for the three months ended April 30, 2007 and 2006, respectively.

NOTE 4. SHORT-TERM AND LONG-TERM DEBT

     Short-term and long-term debt at the dates indicated consisted of the following:

                                                                   APRIL 30, 2007        OCTOBER 31, 2006
                                                                   --------------        ----------------
Term note payable to Home Loan Investment Corporation
     ("HLIC") in the original amount of $3,000,000, bearing
     interest at 10% per annum, secured by the assets of the
     Company, a letter of credit in the amount of $1,250,000
     and a $250,000 certificate of deposit issued by HLIC;
     monthly installments of principal and interest ($39,777)
     with a payment of $2,044,206 in April 2008                     $2,417,730               $2,532,146

                                                                  APRIL 30, 2007          OCTOBER 31, 2006
                                                                  --------------          ----------------
Revolving line of credit from HLIC in the amount of
     $500,000, secured by the collateral securing the HLIC
     term note, bearing interest at 12% per annum on the
     outstanding balance, due in April 2008                            500,000                  500,000

Term note payable to Bluebird Finance Limited in the
     original amount of $2,900,000, secured by the assets of
     the Company (subordinated to the HLIC credit facility),
     bearing interest at 5% per annum, and payable in
     quarterly installments of $72,500, commencing in July
     2005                                                            2,393,000                2,537,500

Note payable to a commercial bank in the original amount of
     $750,000, secured by certain property and equipment,
     bearing interest at 4% per annum, payable in 39 monthly
     installments of $13,812, commencing March 31, 2003,
     with the remaining principal and accrued interest due
     and payable in full on February 28, 2008                          167,532                  245,081

Term note payable to HLIC in the original amount of
     $750,000, secured by the collateral securing the HLIC
     note, bearing interest at 12% per annum and due and
     payable in April 2008                                             750,000                      --

Term note payable to Ashford Capital, LLC in the original
     amount of $125,000, unsecured, bearing interest at 8%
     per annum, interest and principal payable on May 15, 2010         125,000                      --

Term note payable to HLIC in the original amount of
     $655,693, secured by the collateral securing the HLIC
     note, bearing interest at 12% per annum and due and
     payable on July 31, 2007                                              --                   655,693
                                                                   -----------              -----------

                                                                   $ 6,353,262              $ 6,470,420
Less current portion                                                   682,680                  767,655
                                                                   -----------              -----------
                        LONG-TERM PORTION                          $ 5,670,582              $ 5,702,765
                                                                   ===========              ===========

NOTE 5. INCOME TAXES

     The benefit for income taxes for the three and six months ended April 30, 2007 includes decreases of $255,000 and $331,500, respectively, as compared to $155,500 and $195,500, respectively, in the 2006 periods, in the valuation allowance for deferred tax assets. The decrease in the valuation allowance is primarily due to the Company's determination that the future tax benefits of the net operating loss carryforwards may be realized.

NOTE 6. ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

     On April 23, 2007, the Company entered into a Securities Purchase Agreement ("SPA"), pursuant to which the Company issued and sold to Ashford Capital, LLC (the "Purchaser") 300,000 shares of the Company's common stock (the "Shares") and warrants to purchase up to 300,000 shares of common stock (the "Warrants") for an aggregate purchase price of $206,250, and a note (the "Note") in the principal amount of $125,000 bearing interest at the rate of 8% per annum, with principal and interest due and payable on May 15, 2010. The Warrants have no characteristics of a liability and accordingly are classified as equity in the Company.

     The Warrants have an exercise price of $.6875 per share and expire May 15, 2010. If the Company issues any common stock or common stock equivalents for a purchase price less than the current exercise price of the Warrants, the exercise price of the Warrants will be reduced by 200% of the difference between the exercise price of the Warrants and the purchase price of such common stock. The Company granted demand (exercisable after May 1, 2008) and piggyback registration rights to the Purchaser with respect to the common stock issuable upon the exercise of the Warrants.

     Pursuant to SPA, the Purchaser agreed not to purchase, or cause or permit its affiliates to purchase, any securities of the Company that will result in the Purchaser beneficially owning more than 14.99% of the outstanding common stock of the Company. In addition, the Purchaser is restricted from Warrant exercises that will result in the Purchaser beneficially owning more than 9.9% of the outstanding common stock of the Company.

NOTE 7. SHARE-BASED COMPENSATION

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

     The provisions of SFAS 123R are applicable to stock options awarded by the Company beginning November 1, 2005. Under SFAS No. 123R, the Company is required to recognize compensation expense for options granted after November 1, 2005. The Company used the modified prospective application transition method in adoption of SFAS No. 123R. Under this transition method, the Company was also required to recognize compensation expense for the portion of awards granted before November 1, 2005 for which the requisite service had not been rendered. Provisions of SFAS No. 123R preclude the Company from changing the grant date fair value of awards granted before November 1, 2005. Using the Black-Scholes-Merton option-pricing model, management has determined that the result of recognizing compensation expense for options granted before October 31, 2005 would have an insignificant effect on income and no effect on cash flows for the quarter ended April 30, 2007. Furthermore, no options were granted or exercised since October 31, 2005.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its financial statements.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis, which should be read in connection with Signature Eyewear's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Signature Eyewear's expectations are set forth in Item 1A - Risk Factors in Signature Eyewear's Annual Report on Form 10-K for the year ended October 31, 2006, as well as those discussed elsewhere in this Form 10-Q. Those forward-looking statements relate to, among other things, Signature Eyewear's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the company operates.

OVERVIEW

     Signature Eyewear ("we" or the "Company") derives revenues through the sale of eyeglass frames under licensed brand names, including bebe eyes, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear and Nicole Miller Eyewear, and under its proprietary Signature brand. Our products are primarily ophthalmic frames, although in recent years we have increased our focus on fashion sunwear, one of the fastest growing segments of the optical industry. We distribute our products: (i) to independent optical retailers in the United States, primarily through our national direct sales force and independent sales representatives; (ii) to national and regional optical retail chains; (iii) internationally, primarily through exclusive distributors in foreign countries and a direct sales force in Western Europe; and (iv) through selected distributors in the United States. Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to our specifications.

     We reported net income of $514,000 and $668,000 for the three months and six months ended April 30, 2007 (the "2007 Quarter" and the "2007 Six Months," respectively) compared to net income of $306,000 and $426,000 for the three months and six months ended April 30, 2006 (the "2006 Quarter" and "2006 Six Months," respectively). This increase was due primarily to 10.2% and 8.7% increases in net sales for the 2007 Quarter and 2007 Six Months compared to the comparable periods of the prior year.

     The increase in our net sales was primarily due to an increase in net sales of bebe eyes and Nicole Miller Eyewear. We were able to increase the net sales notwithstanding the impact of the termination of the Eddie Bauer Eyewear license. Net sales of Eddie Bauer Eyewear were $364,000 and $1,000,000 in the three and six months ended April 30, 2006.

     We increased our advertising and convention expenses by $200,000 during the 2007 Quarter and $316,000 during the 2007 Six Months primarily in connection with the launch of Cutter & Buck Eyewear and the Nicole Miller Luxury Collection.

     The increase in our net income was due in part to increases of $100,000 and $139,000 in benefit for income taxes for the 2007 Quarter and 2007 Six Months, respectively, as compared to the comparable periods of 2006.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     APRIL 30,              APRIL 30,
                                                ------------------     ------------------
                                                   2007      2006         2007      2006
                                                --------  --------     --------  --------
Net sales....................................     100.0%    100.0%       100.0%    100.0%
Cost of sales................................      34.2      33.3         35.6      33.8
                                                --------  --------     --------  --------
Gross profit.................................      65.8      66.7         64.4      66.2
                                                --------  --------     --------  --------
Operating expenses:
     Selling.................................      36.4      36.4         35.7      36.0
     General and administrative..............      22.5      24.3         23.2      24.8
     Depreciation and amortization...........       0.8       0.8          0.8       0.9
                                                --------  --------     --------  --------
             Total operating expenses........      59.7      61.5         59.7      61.7
                                                --------  --------     --------  --------
 Income from operations......................       6.1       5.2          4.7       4.5
                                                --------  --------     --------  --------
 Other income (expense), net.................      (2.1)     (2.6)        (2.0)     (2.5)
                                                --------  --------     --------  --------
 Income before provision for income taxes....       4.0       2.6          2.7       2.0
                                                --------  --------     --------  --------
 Provision (benefit) for income taxes........      (3.9)     (2.6)        (2.7)     (1.7)
                                                --------  --------     --------  --------
 Net income..................................       7.9%      5.2%         5.4%      3.7%
                                                ========  ========     ========  ========

     NET SALES. Our net sales increased by 10.2% or $597,000 from the 2006 Quarter to the 2007 Quarter and 8.7% or $995,000 from the 2006 Six Months to the 2007 Six Months. The following table contains information regarding our net sales for the periods indicated:

                                  THREE MONTHS ENDED APRIL 30,                         SIX MONTHS ENDED APRIL 30,
                             ------------------------------------                -------------------------------------
Dollars in thousands                2007               2006           CHANGE            2007               2006            CHANGE
                             -----------------  -----------------   ----------   -----------------  ------------------   ----------
bebe eyes................     $1,984     30.8%   $1,503     25.7%      32.0%       4,126     33.2%   $2,915      25.5%      41.5%
Nicole Miller Eyewear....      1,622     25.1     1,262     21.6       28.5%       2,830     22.7     2,340      20.4       20.9%
Laura Ashley Eyewear.....        773     12.0     1,156     19.7      (33.1)%      1,467     11.8     2,264      19.8      (35.2)%
Other ...................      2,072     32.1     1,933     33.0        7.2%       4,018     32.3     3,927      34.3        2.3%
                             -----------------  -----------------                -----------------  ------------------
Total....................     $6,451    100.0%   $5,854    100.0%      10.2%     $12,441    100.0%  $11,446     100.0%       8.7%
                             =================  =================                =================  ==================

     Our net sales were higher in the 2007 Quarter and 2007 Six Months primarily due to an increase in net sales of bebe eyes and Nicole Miller Eyewear. Net sales in the 2007 Quarter and 2007 Six Months were also positively affected by the introduction of Cutter & Buck Eyewear, which began shipping in late October 2006.

     Direct sales to independent optical retailers increased $497,000 from the 2006 Quarter to the 2007 Quarter and $913,000 from the 2006 Six Months to the 2007 Six Months. Sales to national optical retail chains increased $184,000 from the 2006 Quarter to the 2007 Quarter and $105,000 from the 2006 Six Months to the 2007 Six Months primarily due to the consolidation of national chains. International sales decreased $106,000 in the 2007 Quarter from the 2006 Quarter and $43,000 in the 2007 Six Months from the 2006 Six Months.

     Net sales reflect gross sales less a reserve we establish for products we are aware will be returned as of that date. Our reserve was $443,000 at April 30, 2007. We had $894,000 and $1,019,000 in returns in the 2007 Quarter and 2006
Quarter, respectively, and the product returns as a percentage of gross sales was 12.1% for the 2007 Quarter as compared to 14.8% in the 2006 Quarter. We had $1,724,000 and $1,982,000 in returns in the 2007 Six Months and 2006 Six Months, respectively, and the product returns as a percentage of gross sales was 12.1% for the 2007 Six Months as compared to 14.7% in the 2006 Six Months.

     We also maintain an additional allowance for product returns. Changes in the allowance in any period will have a corresponding impact on net sales during the period. Our allowance for product returns did not change in the 2007 Quarter.

     GROSS PROFIT AND GROSS MARGIN. Our gross profit increased $340,000 or 8.7% from the 2006 Quarter to the 2007 Quarter and $440,000 or 5.8% from the 2006 Six Months to the 2007 Six Months due to higher net sales. Our gross margin was 65.8% and 64.4% in the 2007 Quarter and 2007 Six Months, respectively, compared to 66.7% and 66.2% in the 2006 Quarter and 2006 Six Months, respectively. Our gross margin was negatively impacted in 2007 by an increase in our average frame cost due to the higher cost of raw materials used in our frames.

     SELLING EXPENSES. Our selling expenses for the 2007 Quarter increased $222,000 from the 2006 Quarter primarily due to an increase of $112,000 in advertising, an increase of $97,000 in royalty expense due to higher net sales, and an increase of $89,000 in convention expense, partially offset by a $63,000 decrease in compensation expense. Our selling expense increased $324,000 or 7.9% from the 2006 Six Months to the 2007 Six Months due primarily to a $182,000 increase in advertising expense and a $134,000 increase in convention expense, offset by a $46,000 decrease in royalty expense.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses for the 2007 Quarter increased $29,000 from the 2006 Quarter primarily due to a $56,000 increase in consulting expenses, partially offset by a $51,000 decrease in compensation expense. Our general and administrative expenses increased by $43,000 or 1.5% from the 2006 Six Months to the 2007 Six Months due to a $62,000 increase in consulting expense, partially offset bt a $29,000 decrease in compensation expense.

     INTEREST EXPENSE. Interest expense is interest expense net of interest income due to lower levels of borrowings.

     PROVISION (BENEFIT) FOR INCOME TAXES. As a result of our net loss carry-forward, we had no income tax expense other than franchise taxes in various states. We recognized an income tax benefit of $255,000 in the 2007 Quarter resulting from a decrease in the valuation allowance on our deferred tax asset relating primarily to our net operating loss carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our accounts receivable (net of allowance for doubtful accounts) increased from $2.9 million at October 31, 2006 to $3.1 million at April 30, 2007 due primarily to higher net sales for the quarter ended April 30, 2007 as compared to the quarter ended October 31, 2006. Our allowance for doubtful accounts remained unchanged from October 31, 2006 to April 30, 2007.

     Our inventories increased $300,000 to $5.1 million at April 30, 2007 from $4.8 million at October 31, 2006, due to inventory for our new product lines and a higher average cost per frame due to increases to raw material costs.

     On April 23, 2007, we obtained $331,250 of additional financing through the issuance and sale to Ashford Capital, LLC of 300,000 shares of our common stock and warrants to purchase up to 300,000 shares of common stock (the "Warrants") for an aggregate purchase price of $206,250, and a note in the principal amount of $125,000 bearing interest at the rate of 8% per annum, with principal and interest due and payable on May 15, 2010. The warrants have an exercise price of $0.6875 per share and expire May 15, 2010. See Note 6 of Notes to Financial Statements.

     Our long-term debt at April 30, 2007 included principally: (i) $3.7 million under three credit facilities with Home Loan Investment Corporation and its subsidiary Home Loan Industrial Bank; (ii) $2.4 million under a credit facility with Bluebird Finance Limited; (iii) $168,000 under a commercial bank loan the proceeds of which were used to purchase our computer system and related equipment; and (iv) $125,000 under a note payable to Ashford Capital, LLC. At April 30, 2007, we had fully utilized our borrowing capacity under our existing credit facilities. See Note 4 of Notes to Financial Statements.

     Of our accounts payable at April 30, 2007, $445,000 was payable in foreign currency. To monitor risks associated with currency fluctuations, from time to time we assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies. Based on those factors, we may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to us. We held no forward commitments for foreign currencies at April 30, 2007.

     Our business plan for 2007 provides for positive cash flow from operations. We believe that at least through fiscal 2007, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with our credit facilities, our cash flows from operations and through credit facilities will be sufficient to enable us to pay our debts and obligations as they mature. To support growth in excess of the plan, we may be required to obtain the working capital through additional debt or equity financing.

INFLATION

     We do not believe our business and operations have been materially affected by inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes.

     FOREIGN CURRENCY RISKS. At any month-end during the quarter ended April 30, 2007, we had a maximum of $445,000 payable in foreign currency. These foreign currencies included Japanese yen and the Euro. Any significant change in foreign currency exchange rates could therefore materially affect our business, operating results and financial condition. To monitor risks associated with currency fluctuations, we from time to time assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies. Based on those factors, we may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to us. We held no forward commitments for foreign currencies at April 30, 2007.

     International sales accounted for approximately 8% and 9% of our net sales for the three months and six months ended April 30, 2007. Although our international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on our business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, we generally pay for frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which we sell our frames, and thus currency fluctuations can impact our gross margin.

     INTEREST RATE RISK. Our credit facilities existing at April 30, 2007 had fixed interest rates. Accordingly, we do not believe we are subject to material interest rate risk.

     In addition, we have fixed income investments consisting of cash equivalents, which are also affected by changes in market interest rates. We do not use derivative financial instruments in our investment portfolio. We place our cash equivalents with high quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within us have been detected.

     As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the same person has both titles), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

     There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
                                OTHER INFORMATION

ITEM 6. EXHIBITS.

     See Exhibit Index attached

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2007                      SIGNATURE EYEWEAR, INC.


                                         By: /s/ Michael Prince
                                             ---------------------------
                                             Michael Prince
                                             Chief Executive Officer
                                             Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
Number      Exhibit Description
------      -------------------
 10.1       Letter Agreement dated February 9, 2007 as amendment to License
            Agreement dated May 28, 1991 between Signature Eyewear, Inc. and
            Laura Ashley Limited (Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment).
 10.2       Securities Purchase Agreement dated April 23, 2007, by and between
            Signature Eyewear, Inc. and Ashford Capital, LLC.; Warrants dated
            April 23, 2007, issued by Signature Eyewear, Inc. to Ashford
            Capital, LLC to purchase up to 300,000 shares of common stock; and Promissory Note dated April 23, 2007, in the principal amount of $125,000 issued by Signature Eyewear, Inc. in favor of Ashford
            Capital, LLC.
 31.1       Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)
 32.1       Certification Pursuant to 18 U.S.C. ss. 1350