Form 10-Q
period 2007-07-31
SIGNATURE EYEWEAR INC
filed 2007-09-14
CIK 1036292

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 2007

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,855,639 shares issued and outstanding as of September 13, 2007.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

        Balance Sheets                                                      3-4

        Statements of Income                                                 5

        Statements of Cash Flows                                            6-7

        Notes to Financial Statements                                        8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 13

Item 3  Quantitative and Qualitative Disclosures About Market Risk          17

Item 4  Controls and Procedures                                             17


PART II  OTHER INFORMATION

Item 6  Exhibits                                                            18

ITEM 1. FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                        JULY 31, 2007 (UNAUDITED) AND OCTOBER 31, 2006 (AUDITED)
================================================================================

                                     ASSETS

                                                        July 31,    October 31,
                                                          2007         2006
                                                      -----------   -----------
Current assets
  Cash and cash equivalents                           $   353,964   $   554,138
  Certificate of deposit, restricted                      250,000       250,000
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $57,373, each period       2,758,369     2,943,487
  Inventory                                             4,853,938     4,759,893
  Promotional products and materials                      165,312       116,394
  Prepaid expenses and other current assets               236,338       139,988
  Deferred income taxes                                   350,200       255,000
                                                      -----------   -----------
     Total current assets                               8,968,121     9,018,900

Property and equipment, net                               391,891       494,815
Deposits                                                   92,769        97,374
Deferred income taxes                                   1,003,000       622,200
                                                      -----------   -----------
     Total assets                                     $10,455,781   $10,233,289
                                                      ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                        JULY 31, 2007 (UNAUDITED) AND OCTOBER 31, 2006 (AUDITED)
================================================================================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                        July 31,    October 31,
                                                          2007          2006
                                                      -----------   -----------
Current liabilities
  Accounts payable - trade                            $ 4,692,482   $ 4,640,088
  Accrued expenses and other current liabilities        1,392,899     1,491,984
  Reserve for customer returns                            300,309       300,309
  Current portion of long-term debt                       643,171       767,655
                                                      -----------   -----------
     Total current liabilities                          7,028,861     7,200,036

Long-term debt, net of current portion                  4,965,702     5,702,765
                                                      -----------   -----------
     Total liabilities                                 11,994,563    12,902,801
                                                      -----------   -----------
Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.001 par value
      5,000,000 shares authorized
          Series A 2% convertible preferred stock,
          $0.001 par value;
          1,360,000 shares authorized
          1,200,000 issued and outstanding                  1,200         1,200
  Common stock, $0.001 par value
      30,000,000 shares authorized
      6,855,639 shares and 6,555,639 issued
          and outstanding, respectively                     6,856         6,556
  Additional paid-in capital                           15,589,912    15,383,962
  Accumulated deficit                                 (17,136,750)  (18,061,230)
                                                      -----------   -----------
     Total shareholders' deficit                       (1,538,782)   (2,669,512)
                                                      -----------   -----------
     Total liabilities and shareholders' deficit      $10,455,781   $10,233,289
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                                                            SIGNATURE EYEWEAR, INC.
                                                                               STATEMENTS OF INCOME
          FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2007 (UNAUDITED) AND 2006 (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                      For The Three Months Ended        For The Nine Months Ended
                                       July 31,        July 31,          July 31,        July 31,
                                         2007            2006              2007            2006
                                     ------------    ------------      ------------    ------------
Net sales                            $  6,175,318    $  5,690,177      $ 18,616,104    $ 17,136,485
Cost of sales                           2,287,475       1,875,156         6,710,186       5,743,337
                                     ------------    ------------      ------------    ------------
Gross profit                            3,887,843       3,815,021        11,905,918      11,393,148
                                     ------------    ------------      ------------    ------------
Operating expenses
  Selling                               2,185,469       2,125,329         6,626,748       6,242,782
  General and administrative            1,407,891       1,394,368         4,297,423       4,240,634
  Depreciation and amortization            49,814          52,463           145,000         150,437
                                     ------------    ------------      ------------    ------------
     Total operating expenses           3,643,174       3,572,160        11,069,171      10,633,853
                                     ------------    ------------      ------------    ------------

Income from operations                    244,669         242,861           836,747         759,295
                                     ------------    ------------      ------------    ------------
Interest expense                         (124,122)       (140,068)         (378,060)       (420,974)
                                     ------------    ------------      ------------    ------------

Income before benefit  for
       income taxes and                   120,547         102,793           458,687         338,321
Benefit of income taxes                  (135,887)       (126,737)         (465,795)       (317,400)
                                     ------------    ------------      ------------    ------------

Net Income                                256,434         229,530           924,482         655,721
                                     ------------    ------------      ------------    ------------

Net income available to
     common stock shareholders       $    256,434    $    229,530      $    924,482    $    655,721
                                     ============    ============      ============    ============
Basic earnings per share             $       0.04    $       0.04      $       0.14    $       0.10
                                     ============    ============      ============    ============
Diluted earnings per share           $       0.04    $       0.04      $       0.14    $       0.10
                                     ============    ============      ============    ============
Weighted-average common shares
     outstanding - Basic                6,855,639       6,381,677         6,664,132       6,381,677
                                     ============    ============      ============    ============
Weighted-average common shares
     outstanding - Diluted              6,855,639       6,530,163         6,664,132       6,530,163
                                     ============    ============      ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED JULY 31, 2007 (UNAUDITED) AND 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           2007         2006
                                                        ---------    ---------
Cash flows from operating activities
 Net income                                             $ 924,482    $ 655,721
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Deferred income taxes                                (476,000)    (324,700)
    Depreciation and amortization                         145,000      150,437
    Provision for bad debts                                  --        (73,269)
    (Increase) decrease in:
      Accounts receivable - trade                         185,119      286,580
      Inventories                                         (94,045)    (580,976)
      Promotional products and materials                  (48,918)     (41,335)
      Prepaid expenses and other current assets           (96,350)      42,580
    Increase (decrease) in:
      Accounts payable - trade                             52,394      305,257
      Accrued expenses and other current liabilities      (99,085)    (395,185)
                                                        ---------    ---------
Net cash provided by operating activities                 492,597       25,110
                                                        ---------    ---------

Cash flows from investing activities
  Purchase of property and equipment                      (42,079)     (40,654)
  Deposits and other assets                                 4,605       22,539
                                                        ---------    ---------

Net cash used in investing activities                     (37,474)     (18,115)
                                                        ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED JULY 31, 2007 (UNAUDITED) AND 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                                                          2007          2006
                                                       ----------    ----------
Cash flows from financing activities
    Net increase (decrease) in lines of credit         $ (500,000)   $  205,000
    Payments on short-term debt                              --        (100,000)
    Borrowings on long-term debt                          875,000          --
    Payments on long-term debt                         (1,236,547)     (595,089)
    Proceeds from sale of common stock                    206,250        94,001
                                                       ----------    ----------

Net cash used in financing activities                    (655,297)     (396,088)
                                                       ----------    ----------

Net decrease in cash and cash equivalents                (200,174)     (389,093)


Cash and cash equivalents, beginning of year              554,138       735,654
                                                       ----------    ----------

Cash and cash equivalents, end of year                 $  353,964    $  346,561
                                                       ==========    ==========

Supplemental disclosures of cash
    flow information

      Interest paid                                    $  289,948    $  256,597
                                                       ==========    ==========
      Income taxes paid                                $    8,613    $    7,250
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND LINE OF BUSINESS

     Signature Eyewear, Inc. ("we" or the "Company") designs, markets and distributes eyeglass frames throughout the United States and internationally. Primary operations are conducted from leased premises in Inglewood, California, with a warehouse and sales office in Belgium.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2006. The results of operations for the three months and nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

Inventories
-----------

     Inventories are stated at the lower of cost (first-in first-out method) or market.

Property and Equipment
----------------------

     Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

     Office furniture and equipment          7 years
     Computer equipment                      3 years
     Software                                3 years
     Machinery and equipment                 5 years
     Leasehold improvements                  lesser of lease or useful life

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

                                                                NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                  JULY 31, 2007        JULY 31, 2006
                                                                -----------------    -----------------
Net income available to common shareholders                        $  924,482            $  655,721
                                                                   ==========            ==========
Weighted average number of common shares used in basic EPS          6,664,132             6,381,677
Effect of dilutive stock options                                            0               148,486
                                                                   ----------            ----------
Weighted average number of common shares and dilutive
      potential common shares used in dilutive EPS                  6,664,132             6,530,163
                                                                   ==========            ==========

     The Company had no dilutive shares from stock options or warrants for the nine months ended July 31, 2007, but did have dilutive stock options for the nine months ended July 31, 2006.

     The following potential common shares have been excluded from the computations of diluted earnings per share for the nine months ended July 31, 2007 and 2006 because the exercise price was above the average market price for all periods presented during which such options or warrants were outstanding:

                                    2007          2006
                                 --------      --------
          Stock options            96,300        97,500
          Warrants                400,000       100,000
                                 --------      --------
             TOTAL                496,300       197,500
                                 ========      ========


Foreign Currency Translation
----------------------------

     The Company's Belgium branch's functional currency is the Euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were immaterial for the periods ended July 31, 2007 and 2006.

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

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at the dates indicated consisted of the following:

                                              JULY 31, 2007    OCTOBER 31, 2006
                                              -------------    ----------------

Computer equipment                             $ 1,624,362        $ 1,619,621
Leasehold improvements                           1,200,590          1,200,590
Software                                         1,153,644          1,143,259
Office furniture and equipment                     914,975            912,756
Machinery and equipment                            733,947            709,216
                                               -----------        -----------
                                                 5,627,518          5,585,442

Less accumulated depreciation and
  amortization                                  (5,235,627)        (5,090,627)
                                               -----------        -----------
                        TOTAL                  $   391,891        $   494,815
                                               ===========        ===========

     Depreciation and amortization expense was $145,000 and $150,437 for the nine months ended July 31, 2007 and 2006, respectively, and $49,814 and $52,463 for the three months ended July 31, 2007 and 2006, respectively.

NOTE 4. SHORT-TERM AND LONG-TERM DEBT

     Short-term and long-term debt at the dates indicated consisted of the following:
                                                          JULY 31,   OCTOBER 31,
                                                            2007        2006
                                                         ---------   -----------

Term note payable to Home Loan Investment Corporation
     ("HLIC") in the original amount of $3,000,000,
     bearing interest at 10% per annum, secured by the
     assets of the Company, a letter of credit in the
     amount of $1,250,000 and a $250,000 certificate of
     deposit issued by HLIC; payments of interest only
     through March 2004 and thereafter monthly
     installments of principal and interest ($39,777)
     with a payment of $2,044,206 in April 2008          $2,358,350   $2,532,146

Term note payable to Bluebird Finance Limited in the
     original amount of $2,900,000, secured by the
     assets of the Company (subordinated to the HLIC
     credit facility), bearing interest at 5% per
     annum, and payable in quarterly installments of
     $72,500, commencing in July 2005                     2,247,500    2,537,500

Note payable to a commercial bank in the original
     amount of $750,000, secured by certain property
     and equipment, bearing interest at 4% per annum,
     payable in 39 monthly installments of $13,812,
     commencing March 31, 2003, with the remaining
     principal and accrued interest due and payable in
     full on February 28, 2008                              128,023      245,081

Term note payable to HLIC in the original amount of
     $750,000, secured by the collateral securing the
     HLIC note, bearing interest at 12% per annum and
     due and payable in April 2008                          750,000         --

Term note payable to Ashford Capital, LLC in the
     original amount of $125,000, unsecured, bearing
     interest at 8% per annum, payable on May 15, 2010      125,000         --

Revolving line of credit from HLIC in the amount of
     $500,000, secured by the collateral securing the
     HLIC term note, bearing interest at 12% per annum
     on the outstanding balance, due in April 2008             --        500,000

Term note payable to HLIC in the original amount of
     $655,693, secured by the collateral securing the
     HLIC note, bearing interest at 12% per annum, paid
     in full during the three months ended January 31,
     2007                                                      --        655,693
                                                         ----------   ----------
                                                          5,608,873    6,470,420
Less current portion                                        643,171      767,655
                                                         ----------   ----------
     LONG-TERM PORTION                                   $4,965,702   $5,702,765
                                                         ==========   ==========


NOTE 5. INCOME TAXES

     The benefit of income taxes for the three months and nine months ended July 31, 2007 includes decreases of $144,500 and $476,000, respectively, as compared to $129,200 and $325,200, respectively, in the 2006 periods, in the valuation allowance for deferred tax assets. The decrease in the valuation allowance is primarily due to the Company's determination that the future tax benefits of the net operating loss carryforwards may be realized.

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

     The provisions of SFAS 123R are applicable to stock options awarded by the Company beginning November 1, 2005. Under SFAS No. 123R, the Company is required to recognize compensation expense for options granted after November 1, 2005. The Company used the modified prospective application transition method in adoption of SFAS No. 123R. Under this transition method, the Company was also required to recognize compensation expense for the portion of awards granted before November 1, 2005 for which the requisite service had not been rendered. Provisions of SFAS No. 123R preclude the Company from changing the grant date fair value of awards granted before November 1, 2005. Using the Black-Scholes-Merton option-pricing model, management has determined that the result of recognizing compensation expense for options granted before October 31, 2005 would have an insignificant effect on income and no effect on cash flows for the periods ended July 31, 2007. Furthermore, no options were granted or exercised since October 31, 2005.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

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

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future financial statements.

NOTE 8. SUBSEQUENT EVENTS

     On September 14, 2007, the Company entered into a $4.8 million revolving line of credit facility with Comerica Bank to replace the current credit facilities with Home Loan Investment Corporation and its subsidiary Home Loan Industrial Bank. The revolving line of credit bears interest payable monthly at either Comerica Bank's base rate plus 0.50% or LIBOR plus 3.25%, as selected in advance by the Company. The revolving line of credit is secured by the assets of the

Company and a letter of credit in the amount of $1,250,000, and will expire on February 28, 2010. The revolving line of credit includes a number of financial and operating covenants, which include: (i) quarterly minimum pre-tax income,
(ii) quarterly maximum ratio of total liabilities minus subordinated debt to subordinated liabilities and net worth, (iii) quarterly minimum ratio of cash and accounts receivables to current liabilities and revolving debt minus unsubordinated debt, (iv) annual capital expenditures limitations, and (v) without the consent of the bank, acquire any business or incur indebtedness.

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

     We reported net income of $256,000 and $924,000 for the three months and nine months ended July 31, 2007 (the "2007 Quarter" and the "2007 Nine Months," respectively) compared to net income of $229,000 and $656,000 for the three months and nine months ended July 31, 2006 (the "2006 Quarter" and "2006 Nine Months," respectively). This increase was due primarily to 8.5% and 8.6% increases in net sales for the 2007 Quarter and 2007 Nine Months compared to the comparable periods of the prior year.

     The increase in our net sales was primarily due to an increase in net sales of bebe eyes and Nicole Miller Eyewear. We were able to increase the 2007 Quarter and the 2007 Nine Months net sales notwithstanding the impact of the termination of the Eddie Bauer Eyewear license. Net sales of Eddie Bauer Eyewear were $191,000 and $1.2 million in the 2006 Quarter and Nine Months, respectively.

     We increased our advertising expenses by $88,000 during the 2007 Quarter and $270,000 during the 2007 Nine Months primarily in connection with the launch of Cutter & Buck Eyewear and the Nicole Miller Luxury Collection.

     The increase in our net income was due in part to increases of $15,000 and $151,000 in benefit of income taxes for the 2007 Quarter and 2007 Nine Months, respectively, as compared to the comparable periods of 2006.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                             JULY 31,              JULY 31,
                                       ------------------     ------------------
                                         2007       2006        2007       2006
                                       -------    -------     -------    -------
Net sales                               100.0%     100.0%      100.0%     100.0%
Cost of sales                            37.0       33.0        36.0       33.5
                                       ------     ------      ------     ------
Gross profit                             63.0       67.0        64.0       66.5
                                       ------     ------      ------     ------
Operating expenses:
     Selling                             35.4       37.4        35.6       36.4
     General and administrative          22.8       24.5        23.1       24.7
     Depreciation and amortization        0.8        0.9         0.8        0.9
                                       ------     ------      ------     ------
          Total operating expenses       59.0       62.8        59.5       62.0
                                       ------     ------      ------     ------
 Income from operations                   4.0        4.2         4.5        4.5
                                       ------     ------      ------     ------
 Interest expense                        (2.0)      (2.5)       (2.0)      (2.5)
                                       ------     ------      ------     ------
 Income before provision for
   income taxes                           2.0        1.7         2.5        2.0
                                       ------     ------      ------     ------
 Benefit of income taxes                 (2.2)      (2.2)       (2.5)      (1.8)
                                       ------     ------      ------     ------
 Net income                               4.2%       3.9%        5.0%       3.8%
                                       ======     ======      ======     ======

     NET SALES. Our net sales increased by 8.5% or $485,000 from the 2006 Quarter to the 2007 Quarter and 8.6% or $1.5 million from the 2006 Nine Months to the 2007 Nine Months. The following table contains information regarding our net sales for the periods indicated:

                              THREE MONTHS ENDED JULY 31,            NINE MONTHS ENDED JULY 31,
                          -----------------------------------   -----------------------------------
Dollars in thousands             2007              2006                2007              2006
                          ----------------   ----------------   ----------------   ----------------
bebe eyes                 $ 2,189    35.5%   $ 1,755    30.8%   $ 6,315    33.9%   $ 4,670    27.2%
Nicole Miller Eyewear       1,489    24.1      1,223    21.5      4,319    23.2      3,563    20.8
Laura Ashley Eyewear        1,094    17.7        938    16.5      2,561    13.8      3,202    18.7
Other                       1,403    22.7      1,774    31.2      5,421    29.1      5,701    33.3
                          -------   -----    -------   -----    -------   -----    -------   -----
Total                     $ 6,175   100.0%   $ 5,690   100.0%   $18,616   100.0%   $17,136   100.0%
                          =======   =====    =======   =====    =======   =====    =======   =====

     Our net sales were higher in the 2007 Quarter and 2007 Nine Months primarily due to an increase in net sales of bebe eyes and Nicole Miller Eyewear. Net sales in the 2007 Quarter and 2007 Nine Months were also positively affected by the introduction of Cutter & Buck Eyewear, which began shipping in late October 2006.

     Direct sales to independent optical retailers decreased $229,000 from the 2006 Quarter to the 2007 Quarter and increased $684,000 from the 2006 Nine Months to the 2007 Nine Months. Sales to national optical retail chains increased $325,000 from the 2006 Quarter to the 2007 Quarter and $430,000 from the 2006 Nine Months to the 2007 Nine Months. International sales increased $311,000 in the 2007 Quarter from the 2006 Quarter and $268,000 in the 2007 Nine Months from the 2006 Nine Months.

     Net sales reflect gross sales less a reserve for product returns we establish based on products that we are aware will be returned as of that date. Our reserve was $483,000 at July 31, 2007. We had $964,000 and $937,000 in
returns in the 2007 Quarter and 2006 Quarter, respectively, and the product returns as a percentage of gross sales were 13.5% for the 2007 Quarter as compared to 14.1% in the 2006 Quarter. We had $2.7 million and $2.9 million in returns in the 2007 Nine Months and 2006 Nine Months, respectively, and the product returns as a percentage of gross sales were 12.6 % for the 2007 Nine Months as compared to 14.5% in the 2006 Nine Months.

     We also maintain an additional allowance for product returns. Changes in the allowance in any period will have a corresponding impact on net sales during the period. Our allowance for product returns did not change in the 2007 Quarter.

     GROSS PROFIT AND GROSS MARGIN. Our gross profit increased $73,000 or 1.9% from the 2006 Quarter to the 2007 Quarter and $513,000 or 4.5% from the 2006 Nine Months to the 2007 Nine Months due to higher net sales. Our gross margin was 63.0% and 64.0% in the 2007 Quarter and 2007 Nine Months, respectively, compared to 67.0% and 66.5% in the 2006 Quarter and 2006 Nine Months, respectively. Our gross margin was negatively impacted in the 2007 Quarter and 2007 Nine Months by increases in international and chain sales which both have lower gross margins.

     SELLING EXPENSES. Our selling expenses for the 2007 Quarter increased $60,000 from the 2006 Quarter primarily due to an increase of $88,000 in advertising expense and an increase of $68,000 in royalty expense. Our selling expenses increased $384,000 or 6.2% from the 2006 Nine Months to the 2007 Nine Months due primarily to a $270,000 increase in advertising expense and a $130,000 increase in convention expense.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses for the 2007 Quarter increased $13,000 from the 2006 Quarter. Professional fees increased by $61,000 in the 2007 Quarter as compared to the 2006 Quarter, but this increase was offset by smaller decreases in many other expense categories for the 2007 Quarter. Our general and administrative expenses increased by $57,000 or 1.3% from the 2006 Nine Months to the 2007 Nine Months primarily due to a $57,000 increase in professional fees.

     OTHER INCOME (EXPENSE), NET. Other expenses included primarily interest expense.

     BENEFIT OF INCOME TAXES. As a result of our net loss carry-forward, we had no income tax expense other than minimum franchise taxes in various states. We recognized an income tax benefit of $144,500 in the 2007 Quarter resulting from a decrease in the valuation allowance on our deferred tax asset relating primarily to our net operating loss carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our accounts receivable (net of allowance for doubtful accounts) decreased from $ 2.9 million at October 31, 2006 to $2.8 million at July 31, 2007. Our allowance for doubtful accounts remained unchanged from October 31, 2006 to July 31, 2007.

     Our inventories increased to $4.9 million at July 31, 2007 from $4.8 million at October 31, 2006, due to inventory for our new product lines and a higher average cost per frame due in part to higher sunwear inventory.

     Our long-term debt at July 31, 2007 included principally: (i) $3.1 million under two credit facilities with Home Loan Investment Corporation and its subsidiary Home Loan Industrial Bank ("HLIC"); (ii) $2.2 million under a credit facility with Bluebird Finance Limited; (iii) $128,000 under a commercial bank loan the proceeds of which were used to purchase our computer system and related equipment; and (iv) $125,000 under a note payable to Ashford Capital, LLC. At July 31, 2007, we had $500,000 of borrowing availability under the HLIC revolving credit facility. See Note 4 of Notes to Financial Statements.

     At July 31, 2007, $541,000 of our accounts payable were payable in foreign currency. To monitor risks associated with currency fluctuations, on a weekly basis we assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies. Based on those factors, we may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to us. We held no forward commitments for foreign currencies at July 31, 2007.

     On September 14, 2007, the Company entered into a $4.8 million revolving line of credit facility with Comerica Bank to replace the current credit facilities with Home Loan Investment Corporation and its subsidiary Home Loan Industrial Bank. See Note 8 of Notes to Financial Statements.

     We believe that at least through the third quarter of fiscal 2008, assuming there are no unanticipated material adverse developments, no material decrease in revenues and continued compliance with our credit facilities, our cash flows from operations and through credit facilities will be sufficient to enable us to pay our debts and obligations as they mature. To support growth in excess of the plan, we may be required to obtain the working capital through additional debt or equity financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our most critical accounting policies, which are those that require significant judgment, include: revenue recognition and inventory valuation. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the "2006 Form 10-K"). There have been no material changes in our existing accounting policies from the disclosures included in our 2006 Form 10-K.

INFLATION

     We do not believe our business and operations have been materially affected by inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes.

     FOREIGN CURRENCY RISKS. At any month-end during the 2007 Quarter, we had a maximum of $541,000 payable in foreign currency. These foreign currencies included Japanese yen and the Euro. Any significant change in foreign currency exchange rates could therefore materially affect our business, operating results and financial condition. To monitor risks associated with currency fluctuations, from time to time we assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies. Based on those factors, we may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to us. We held no forward commitments for foreign currencies during the nine months ended July 31, 2007.

     International sales accounted for approximately 14.9% and 11.3% of our net sales for the three months and nine months ended July 31, 2007. Although our international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on our business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, we generally pay for frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which we sell our frames, and thus currency fluctuations can impact our gross margin.

     INTEREST RATE RISK. Our credit facilities existing at July 31, 2007 had fixed interest rates. Accordingly, we do not believe we are subject to material interest rate risk.

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

Date: September 14, 2007                      SIGNATURE EYEWEAR, INC.


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