Form 10-K
period 2007-10-31
SIGNATURE EYEWEAR INC
filed 2008-01-29
CIK 1036292

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     On January 15, 2008, the Registrant had 6,855,639 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 2,701,667 shares of Common Stock held by non-affiliates of the Registrant as of January 15, 2008 was $1,783,100.


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

                                     PART I

     The discussions in this Report contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations are set forth in "Risk Factors" in Item 1A, as well as elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by "Risk Factors." Those forward-looking statements relate to, among other things, our plans and strategies, new product lines, relationships with licensors, distributors and customers, and the business environment in which we operate.

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

     Signature Eyewear, Inc. ("we," "us" or "Signature") designs, markets and distributes prescription eyeglass frames and sunwear primarily under exclusive brand name licenses. In our fiscal year ended October 31, 2007, our eyewear lines included bebe eyes, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear, Nicole Miller Eyewear, and our proprietary Signature line. In addition, in fiscal 2007, we entered into a license agreement to design, market and distribute Carmen Marc Valvo Eyewear, which we intend to launch in the spring of 2008.

     We sell and distribute our products: (1) to independent optical retailers in the United States, primarily through our national direct sales force and independent sales representatives; (2) to retail chains and department stores;
(3) internationally, primarily through exclusive distributors in foreign countries and a direct sales force in Western Europe; and (4) through selected distributors in the United States.

BUSINESS STRATEGY

     We believe that to increase our profitability in fiscal 2008 we will need to increase our revenues. A key component of the plan to increase revenues will be the successful launch of our Carmen Marc Valvo Eyewear collection. We have maintained relatively consistent levels of operating expenses during the past three fiscal years, and believe that we may be able to increase revenues significantly without materially increasing our general and administrative expenses. However, growth in revenues will be challenging in light of the troubled United States economy, continued flat revenues in the optical frame industry, and increasing competition.

     Our plan to increase revenues in fiscal 2008 includes the following:

     o promote Carmen Marc Valvo Eyewear, which we plan to introduce in the spring of 2008;

     o continue to develop and grow the sunwear business and actively promote expanded lines of bebe eyes, Nicole Miller sunwear, Dakota Smith and Cutter & Buck sunwear;

     o increase efforts to sell to mid-size optical retail chains and department stores;

     o build the direct sales force in the United States to increase sales to independent optical retailers, including optometrists, opticians and ophthalmologists, which sales have higher gross margins than sales to optical retail chains;

     o expand sales of sunwear to department stores and sun specialty retailers;

     o increase international sales by expanding into smaller foreign markets; and

     o continue to focus on unique frame design, outstanding customer service and quality control.

     Our longer-term strategy for increasing revenues includes the acquisition of additional eyewear and sunwear licenses and companies engaged in the distribution and sale of eyewear and/or sunwear.

INDUSTRY OVERVIEW

     The total vision care industry in the United States generated $28.7 billion in revenues during the 12 months ended September 30, 2007, a 0.7% increase when compared to the prior 12-month period. Frames sales represented the largest share (28.5%) of the vision correction market. The largest growth segments in the vision care market during the 12 months ended September 30, 2007 were over-the-counter readers, non-prescription sunglasses and contact lenses.

     As of September 30, 2007, there were approximately 172 million adult vision correction users, representing 76% of the total adult population. This represented a 2.1% increase in the number of adult vision correction users from September 30, 2005. At September 30, 2007, of the adult vision correction users, 146 million used prescription eyeglass frames.

     In the 12 months ended September 30, 2007, approximately 70 million prescription eyeglass frames were sold in the United States generating revenues of approximately $8.2 billion, a 1.6% increase in unit and a 2.0% increase in dollars over the prior 12 months. The growth in the frame market was driven largely by the performance of retail chains and mass merchandisers.*

PRODUCTS

     Our products include prescription eyeglass frames and sunwear. The following table provides certain information about the market segments, introduction dates and approximate retail prices of our products as of January 2008:
















-------------------
* All the data in this Industry Overview section relates to the eyewear market in the United States. The source for this data is the 2007 International Optical Trade Analysis Frames Report by the Vision Council of America published in September 2007.

                                                              APPROXIMATE RETAIL
BRAND NAME/SEGMENT     CUSTOMER GENDER    INTRODUCTION DATE        PRICES(1)
------------------     ---------------    -----------------        ---------
Laura Ashley
    Prescription            Women                1992              $125-$180
    Sunwear                 Women                1993              $75 -$100
bebe eyes
    Prescription            Women                2000              $100-$200
    Sunwear                 Women                2005              $100-$200
Hart Schaffner Marx
    Prescription             Men                 1996               $95-$180
Hummer Eyegear
    Prescription          Men/Women              2005              $125-$175
    Sunwear               Men/Women              2005              $100-$250
Nicole Miller
    Prescription            Women                1993              $120-$250
    Sunwear                 Women                1993               $75-$125
Dakota Smith
    Prescription           Unisex                1992               $90-$150
    Sunwear                Unisex                1992               $75-$125
Cutter & Buck
    Prescription          Men/Women              2006              $100-$150
    Sunwear               Men/Women              2006               $90-$150
Carmen Marc Valvo
    Prescription            Women            Spring 2008           $175-$350
    Sunwear                 Women            Spring 2008           $100-$300
Signature Collection      Men/Women              1999               $70-$120

(1) Retail prices are established by retailers, not by us.

     FRAME DESIGN. Our frame styles are developed by our in-house design team, which works in close collaboration with many respected frame manufacturers throughout the world to develop unique designs and technologies. Once the factory develops a prototype, the designer presents the style to the licensor for approval. Once approved, we then contract to manufacture the style. By these methods, we are able to choose the strengths of a variety of factories worldwide and to avoid reliance on any one factory. To assure quality, our designers continue to work closely with the factory at every stage of the manufacturing process.

     Our metal frames generally require over 200 production steps to manufacture, including hand soldering of bridges, fronts and endpieces. Many of our metal frames take advantage of modern technical advances, such as thinner spring hinges (which flex outward and spring back) and lighter metal alloys, both of which permit the manufacture of frames which are thinner and lighter while retaining strength. We also take advantage of technical advances in plastic frames, such as laminated plastics that are layered in contrasting and/or complementary colors, as well as laser carving these materials to add unique design details. Eyewear and sunwear plastic frames have become more popular during the past several years.

     QUALITY CONTROL. We only use manufacturers we believe are capable of meeting our criteria for quality, delivery and attention to design detail. We specify the materials to be used in our frames, and approve drawings and prototypes before committing to production. We place our initial orders for each style approximately six months before the style is released, and require the factory to deliver several advance shipments of samples. Our designers examine all sample shipments and this process provides sufficient time to resolve problems with a style's quality before its release date. If, at any stage of the quality control process, frames do not meet our quality standards, we return them to the factory with instructions to improve the specific quality problems. Historically, we have had a low defective frame rate and our manufacturers share in the cost of replacing defective frames.

     Our frame manufacturers test all of our sunwear for optical clarity based on United States, European and Australian standards. All our prescription frames must pass eye shape tolerance requirements with specialized Gerber testing equipment.

     Our products are subject to governmental health safety regulations in the United States and most countries. Our products are also subject to import duties and tariffs on frames exported to countries outside of the United States. We regularly inspect our products to ensure compliance with applicable requirements and safety standards.

     MARKETING, MERCHANDISING AND SALES PROGRAMS. We produce marketing, merchandising and sales promotion programs to help optical retailers, as well as our sales representatives, promote sales. For optical retailers, we develop unique in-store displays that are custom made to complement our brands. We also believe product packaging is essential and can be used at point of sale or on displays as an added selling feature. Additionally, we create presentation materials, marketing bulletins, catalogues, graphics and posters, and other sales tools to facilitate professional presentations by our sales representatives. We motivate our sales representatives by sales contests and individual performance awards.

     CASES. Our frames are sold with cases that are designed and manufactured to our specifications to complement the brand. In many circumstances, the cases are used in our in-store displays.

BRANDS

     BEBE EYES

     The "bebe look," with its signature hint of sensuality, appeals to hip, sophisticated women who seek current fashion trends interpreted to suit their style and budget. The bebe eyes eyewear collection captures the spirit of the bebe brand through sexy, provocative eyewear and sunwear styles with bold colors and logo accents. During the last two fiscal years, we expanded the prescription sunwear line. Eye-catching point-of-purchase displays feature distinctive on-model imagery, and frame displays were revised to reflect the image of the brand at retail.

     We have the exclusive right to market and sell bebe eyes in the United States, Canada and a number of other countries pursuant to a license agreement that expires in June 2010. The license agreement contains minimum net sales and minimum royalty requirements. The licensor may terminate the license if, without the prior approval of the licensor, a majority of our Common Stock is acquired by: (i) either a women's apparel company or another entity and (ii) either our financial and operational condition is impaired or the acquirer makes material changes in the key management personnel in charge of the license.

     CARMEN MARC VALVO EYEWEAR

     In March 2007, we obtained the exclusive worldwide license to market and sell frames under the trademark "Carmen Marc Valvo." Carmen Marc Valvo is a well-known American designer with celebrity clientele whose collections include couture gowns, evening cocktail dresses and swimwear. Carmen Marc Valvo Eyewear will include both sunwear and prescription eyeglass frames of contemporary elegance, with the attention to detail as seen in Carmen's couture clothing and lace designs. The initial collection will include styles for women over 30, with coloration, fine attention to detail and a fit range that will appeal to women around the world. The luxury aspect of this collection will expand our product assortment and should help us expand into new optical retailers. We intend to launch the Carmen Marc Valvo Eyewear collection in the spring of 2008.

     The license agreement expires in September 2011, and we have the right to renew the license for an additional three years provided we are in compliance with the license agreement. The license agreement contains minimum annual royalty requirements.

     CUTTER & BUCK EYEWEAR

     Cutter & Buck Eyewear is designed to appeal to the consumer who is looking for time-honored styling that has been updated with today's technology, design advancements, and modern color combinations. Inspired by Cutter & Buck's country club heritage, the frames incorporate greens, blues and browns. Materials for our prescription frames include "memory" metals, wearable plastic tones, and high-tech metal styles targeted toward the "big and tall" and traditionally classic consumer. Sunwear includes both performance wraps and fashionable shapes for outdoor activities, with polarized and Cr-39 lenses. Most of the sunwear styles are Rx-able.

     We have the exclusive worldwide right to market and sell Cutter & Buck Eyewear pursuant to a license agreement that expires in December 2009, and is renewable by us through December 2011 provided we are in compliance with the license agreement. The license agreement contains minimum annual royalty requirements.

     DAKOTA SMITH EYEWEAR

     Dakota Smith Eyewear targets men and women with eclectic designs that capture the American spirit. The collection features high quality titanium and colorful plastic prescription frames and sunwear at an affordable price. Dakota Smith sunwear features superior polarized lenses with backside anti-reflective coatings. The collection is showcased at the point of sale with unique displays and casual lifestyle images. For 2008, the collection will have a contemporary, rebellious make-over with new logo and branding elements for attracting a younger consumer.

     We have the exclusive right to market and sell Dakota Smith Eyewear in the United States, Canada and a number of other countries pursuant to a license agreement that expires in February 2010. The license agreement contains minimum annual royalty requirements.

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

     We have the exclusive right to market and sell Hart Schaffner Marx Eyewear in the United States and certain other countries through a license agreement that expires in December 2008. We may renew the license agreement in perpetuity provided we are not in default under the license agreement. The license agreement contains minimum annual net sales and minimum annual royalty requirements. The licensor may terminate the license agreement if someone acquires more than 50% of our outstanding voting securities, or we fail to perform our material obligations under the license agreement.

     HUMMER EYEGEAR

     In July 2004, we obtained from General Motors Corporation the exclusive license to market and sell Hummer Eyegear in the United States and certain other countries. Hummer Eyegear differentiates itself by drawing from the unique image of strength, independence and confidence that Hummer embodies. Hummer

Eyegear includes optical and sunwear styles, made from durable, innovative lens technology, innovative materials and bold, stylish designs.

     We have the exclusive right to market and sell Hummer Eyegear in the United States and certain other countries through a license agreement with General Motors Corporation that expires in June 2009. The license agreement contains minimum annual royalty requirements. The licensor may terminate the license agreement if we do not obtain the prior approval of the licensor for any change in the ownership, control or direction of our business.

     LAURA ASHLEY EYEWEAR

     We introduced Laura Ashley Eyewear in 1992. As a reflection of one of Europe's strongest retailers, Laura Ashley Eyewear is designed to be feminine and classic, although the newly renewed looks of the brand are much more fashionable without being trendy. The hallmark of Laura Ashley Eyewear is its attention to detail, and the collection is known for its unique designs on the temples of the frames. Our strategy for this collection for 2007 was to introduce a small group of contemporary frames for a new audience. This has proven successful and will be a large part of the design direction for 2008.

     We have the exclusive right to market and sell Laura Ashley Eyewear through a license agreement that expires in January 2010. The license covers a specified territory including the United States, the United Kingdom and certain other countries. The licensor may terminate the license before its term expires under certain circumstances, including if management or control of Signature passes from its present managers, shareholders or controllers to other parties whom Laura Ashley may reasonably regard as unsuitable, or if minimum sales requirements are not met in any two years.

     NICOLE MILLER EYEWEAR

     Nicole Miller Eyewear is targeted at the sophisticated, style-conscious modern woman who creates her own fashion trends with contemporary elegance. For more than 25 years Nicole Miller has designed beautifully cut garments in exquisitely drawn prints in New York City. The Nicole Miller Eyewear collection exudes the essence of Nicole's vision with unusual color treatments and design elements, complementing Nicole's clothing, handbags and accessories. In January 2007, we added a luxury grouping of Nicole Miller Eyewear under the label Nicole Miller Luxury Collection to complement Nicole Miller's expansion into the luxury segment of its business. The unique detailing and progressive-friendly shapes expanded the awareness of the eyewear brand overall. Our Nicole Miller Luxury Collection was voted the best new collection of eyewear at Vision Expo West in 2007.

     We have the exclusive right to market and sell frames and sunwear using the Nicole Miller trademark throughout the world, excluding Japan, through a license agreement that expires in March 2009. We may renew the license for one additional three-year term provided we generate a specified level of sales in the third license year and we are not in default under the license. The license agreement contains minimum annual royalty requirements and minimum annual sales requirements.

     SIGNATURE COLLECTIONS

     Our house-brand Signature Collections comprise multiple segments, each targeting niches not otherwise filled by our brand-name collections. Our goals related to that line are to position us to compete more effectively against other optical companies that have direct sales forces, to enable us to offer products in segments not served by our licensed collections; to allow us to develop products more quickly; and to reach different markets by offering good quality, low-cost styles.

     The cost to retailers of frames in our own lines is generally less than frames with brand names, because the latter command greater retail prices, and we pay no licensing fees on our own lines. Moreover, the styling of our own lines can be more flexible, because we are able to change the styling and merchandising more rapidly without the often time-consuming requirement of obtaining licensor approval.

CUSTOMERS

     Our products are currently sold in the United States and in approximately 30 other countries. In fiscal 2007, we sold frames to approximately 6,000 independent optical retailers in the United States and to retail chains and department stores that sell our products at more than 1,000 locations. We have a broad customer base with no customer accounting for 10% or more of net sales during the fiscal year.

SALES AND DISTRIBUTION

     We sell and distribute our products (1) to independent optical retailers in the United States, primarily through our national direct sales force; (2) to retail chains and department stores; (3) internationally, primarily through exclusive distributors in foreign countries and a direct sales force in Western Europe; and (4) through selected distributors in the United States.

     The following table sets forth our net sales by channel for the fiscal years indicated:

                                                  YEAR ENDED OCTOBER 31,
                                          ------------------------------------
                                            2005          2006           2007
                                          -------    --------------    -------
                                                     (In thousands)
Direct sales                              $15,429       $16,006        $16,375
Retail chains and department stores         4,753         2,742          3,391
International                               3,031         2,402          2,788
Domestic distributors                       1,073         1,197          1,490
Freight billed to customers                   764           815            982
                                          -------       -------        -------
       TOTAL                              $25,050       $23,162        $25,026
                                          =======       =======        =======


     DIRECT SALES. We sell our products to independent optical retailers in the United States primarily through a national direct sales force, including company and independent sales representatives. Our direct sales force, including independent sales representatives, numbered 48 at October 31, 2007. We plan to increase the number of independent sales representatives in fiscal 2008.

     RETAIL CHAINS AND DEPARTMENT STORES. We sell directly to retail chains and department stores. For several years, our sales to national retail optical chains have declined as those chains have experienced significant consolidation and have increasingly marketed their own lower-cost private label frames. Thus, we have focused, and plan to continue to focus, our efforts on increasing sales to mid-size regional optical chains which are less likely to sell their own private label eyewear than the large national optical retail chains and are not experiencing consolidation like the national chains. We also intend to focus on sales of sunwear to department stores, a growing segment of our sunwear market.

     INTERNATIONAL. We distribute certain of our products internationally through exclusive distributors and in Western Europe through a direct sales force including company and independent sales representatives. We maintain a sales office and warehouse facility in Liege, Belgium. Our international distributors have exclusive agreements for defined territories. We sell to European optical retail chains through our Belgium office. At October 31, 2007, we had approximately 25 international distributors and four international sales representatives. Part of our strategy to increase revenues in fiscal 2008 is to develop markets for our frames in smaller markets throughout the world.

     DOMESTIC DISTRIBUTORS. We distribute our products through selected distributors in the United States in areas in which we believe we can achieve better penetration than through direct sales. We had five distributors in the United States at October 31, 2007.

CONTRACT MANUFACTURING

     Our frames are manufactured to our specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process that can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. In fiscal 2007, we used manufacturers in China, Japan and Italy.

     In determining which manufacturer to use for a particular style, we consider the manufacturers' expertise (based on type of material and style of frame), their ability to translate design concepts into prototypes, their price per frame, their manufacturing capacity, their ability to deliver on schedule, and their ability to adhere to our rigid quality control standards and quality assurance requirements.

     We are not generally required to pay for any of our frames prior to shipment. Payment terms currently range from 30 to 120 days on open account. For frames imported other than from China manufacturers, we are obligated to pay in the currency of the country in which the manufacturer is located. In the case of frames purchased from manufacturers located in China, the currency is United States dollars. For almost all of our other frame purchases, our costs vary based on currency fluctuations, and we generally cannot recover increased frame costs (in United States dollars) in the selling price of the frames.

COMPETITION

     The markets for prescription eyeglass frames and sunwear are intensely competitive. There are thousands of frame styles, including thousands with brand names many of which have global recognition. At retail, our eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, we compete against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., and Marchon Eyewear, Inc. Our largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than us. They also employ direct sales forces that have existed longer, and are significantly larger than our direct sales force. At the major retail optical chains, we compete not only against other eyewear suppliers, but also against the chains themselves, as these chains have increasingly designed, manufactured and sold their own lower-priced private label brands. Luxottica Group, the largest eyewear company in the world, is vertically integrated, in that it manufactures frames, distributes them through a direct sales force in the United States and throughout the world, and owns LensCrafters, Sunglass Hut, Pearle Vision and Cole Vision, which combined is the largest worldwide retail optical chain.

     We compete in our target markets based on the quality of our brand name frames, our marketing and merchandising, the popularity of our frame designs, the reputation of our styles for quality, our pricing policies and the experience of our sales force.

BACKLOG

     Our backlog of orders believed to be firm was approximately $140,000 at October 31, 2007 and $255,000 at October 31, 2006. Historically, we ship our products upon receipt of orders and do not operate with a material backlog.

EMPLOYEES

     At October 31, 2007, we had 98 full-time employees, including 40 in sales and marketing, 20 in customer service and support, 21 in warehouse operations and shipping and 17 in general administration and finance. None of our employees are covered by a collective bargaining agreement.

ITEM 1A - RISK FACTORS

     THE LOSS OF ANY MATERIAL BRAND NAME LICENSE WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     Net sales of bebe eyes, Nicole Miller Eyewear and Laura Ashley Eyewear accounted for 33.6%, 23.2% and 14.6%, respectively, or a total of 71.4%, of our net sales in fiscal 2007. While we intend to continue efforts to expand sales of our other eyewear lines and may acquire other brand name eyewear licenses, we expect these three lines to continue to be our leading sources of revenue for the near future. Our licenses for bebe eyes, Nicole Miller Eyewear and Laura Ashley Eyewear expire in June 2010, March 2009 and January 2010, respectively. These licenses may be terminated prior to expiration for material default and the failure to meet minimum sales and/or royalty requirements. The termination of any of these licenses would have a material adverse effect on our results of operations.

     THE INCREASING AVAILABILITY AND ACCEPTANCE OF VISION CORRECTION ALTERNATIVES MAY REDUCE CONSUMER DEMAND FOR FRAMES.

     Our future success could depend to a significant extent on the availability and acceptance by the market of vision correction alternatives to prescription eyeglasses, such as contact lenses and refractive (optical) surgery. While we do not believe that contact lenses, refractive surgery or other vision correction alternatives materially and adversely impact our business at present, there can be no assurance that technological advances in, or reductions in the cost of, or greater consumer acceptance of, vision correction alternatives will not occur in the future, resulting in their more widespread use. Increased use of vision correction alternatives could result in decreased use of our eyewear products, which would have a material adverse impact on our results of operations and financial condition.

     OUR PRODUCT RETURN POLICY PERMITS RETURNS OF OUR PRODUCTS FOR CREDIT OR EXCHANGE, WHICH CAN MATERIALLY ADVERSELY AFFECT OUR NET SALES.

     We have a product return policy that we believe is standard in the optical industry and is followed by our competitors. Under that policy, we must pre-approve all product returns, which we will do only for credit or exchange if the product has not been discontinued. As a general policy, we do not make cash refunds. Our product returns for fiscal years 2006 and 2007 amounted to 15.0% and 13.2% of gross sales (sales before returns), respectively. We maintain an allowance for product returns that we consider adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on our results of operations and financial condition.

     WE COMPETE IN A HIGHLY COMPETITIVE ENVIRONMENT WITH COMPANIES THAT HAVE GREATER RESOURCES.

     The markets for prescription eyewear and sunwear are intensely competitive. There are thousands of frame styles, including thousands with brand names many of which have global recognition. At retail, our eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, we compete against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., and Marchon Eyewear, Inc. Our largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than us. They also employ direct sales forces that have existed longer, and are significantly larger than our direct sales force. At the major retail optical chains, we compete not only against other eyewear suppliers, but also against the chains themselves, as these chains have increasingly designed, manufactured and sold their own lower-priced private label brands. Luxottica, the largest eyewear company in the world, is vertically integrated, in that it manufactures frames, distributes them through a direct sales force in the United States and throughout the world, and owns LensCrafters, Sunglass Hut, Pearle Vision and Cole Vision, which combined is the largest worldwide retail optical chain.

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

     THE LOSS OF OR MATERIAL REDUCTION IN PURCHASES BY ONE OR MORE OPTICAL RETAIL CHAINS WOULD ADVERSELY AFFECT OUR BUSINESS.

     Net sales to retail optical chains and department stores amounted to 11.8% and 13.5% of net sales in fiscal years 2006 and 2007, respectively, most of which were to retail optical chains. Retail optical chains have increasingly marketed their own lower-cost private label brands and are experiencing industry consolidation. The loss of one or more optical retail chains or department stores as a customer could have a material adverse affect on our business.

     IF WE HAVE A "CHANGE OF OWNERSHIP" AS DEFINED UNDER THE INTERNAL REVENUE CODE, OUR ABILITY TO USE OUR NET OPERATING LOSS CARRYFORWARDS ("NOLS") WOULD BE SIGNIFICANTLY LIMITED.

     As of October 31, 2007, we had NOLs for federal and state income tax purposes of approximately $15.2 million and $4.2 million, respectively, that expire at various dates from 2021 through 2026. If a "change of ownership" of Signature occurs within the meaning of Section 382 of the Internal Revenue Code, our ability to use these NOLs in the future would be significantly limited.

     IF OUR NET INCOME DECREASES MATERIALLY OVER AN EXTENDED PERIOD OF TIME, WE MAY NEED TO INCREASE THE VALUATION ALLOWANCE ON OUR DEFERRED TAX ASSET RELATING TO OUR NET OPERATING LOSS CARRYFORWARDS, WHICH WOULD FURTHER ADVERSELY AFFECT OUR RESULTS OF OPERATIONS FOR THE AFFECTED PERIODS.

     Prior to 2003, we generated material net operating loss carryforwards that resulted in a deferred tax asset. Because of the uncertainty of realizing the benefits of this asset, we established a valuation allowance in the full amount of the asset. As a result of generating net income during the past several fiscal years, we reduced this valuation allowance by $830,000, $620,000 and $2,321,000 in fiscal years 2005, 2006 and 2007, respectively. The change in the valuation allowance has materially increased our net income for these periods. If we incur net losses over a sustained period in the future, we may increase the allowance, which would further adversely affect our results of operations.

     OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN 48.3% OF OUR OUTSTANDING COMMON STOCK AND THUS CONTROL SIGNATURE.

     As of January 15, 2008, our directors and executive officers owned beneficially 48.3% of the outstanding shares of our Common Stock. As a result, the directors and executive officers control Signature and its operations not only as a result of their current positions, but their ability to elect a majority of the Board of Directors and therefore retain control of the Board. The voting power of the directors and executive officers could also serve to discourage potential acquirers from seeking to acquire control of us through the purchase of our Common Stock, which might depress the market price of our Common Stock.

     WE ARE UNABLE TO PAY ANY CASH DIVIDENDS FOR THE FORESEEABLE FUTURE.

     As a California corporation, under the California General Corporation Law, we may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, our assets would be at least 1.25 times our liabilities and our current assets would exceed our current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2007, we had an accumulated deficit of $15.4 million and shareholders' equity of $200,000. As a result, we will not be able to pay dividends for the foreseeable future. In addition, under our principal credit facilities, we may not pay dividends without the consent of the lenders.

     PROVISIONS IN OUR LICENSE AGREEMENTS THAT ALLOW THE LICENSORS TO TERMINATE THE LICENSES UPON A CHANGE OF CONTROL EFFECTED WITHOUT THEIR APPROVAL COULD HAVE THE EFFECT OF DISCOURAGING A THIRD PARTY FROM ACQUIRING OR ATTEMPTING TO ACQUIRE A CONTROLLING PORTION OF OUR OUTSTANDING VOTING STOCK AND COULD THEREBY DEPRESS THE MARKET VALUE OF OUR COMMON STOCK.

     Each of the Laura Ashley Eyewear, Hart Schaffner Marx Eyewear, bebe eyes and Hummer Eyegear licenses allows the licensor to terminate its license upon certain events that under the license are deemed to result in a change in control of Signature unless the change of control is approved by the licensor. The licensors' rights to terminate their licenses upon a change in control of Signature could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of our outstanding voting stock and could thereby depress the market value of our Common Stock.

     THE ABILITY OF OUR BOARD OF DIRECTORS TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK COULD HAVE THE EFFECT OF DISCOURAGING A THIRD PARTY FROM ACQUIRING OR ATTEMPTING TO ACQUIRE A CONTROLLING PORTION OF OUR OUTSTANDING VOTING STOCK AND COULD THEREBY DEPRESS THE MARKET VALUE OF OUR COMMON STOCK.

     Our Board of Directors has the authority to cause Signature to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of our Common Stock. We have outstanding 1,200,000 shares of Series A Preferred and have no present intention to issue any other shares of Preferred Stock. However, the rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which may depress the market value of our Common Stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2 - PROPERTIES

     We lease approximately 64,000 square feet of a building located in Inglewood, California, where we maintain our principal offices and warehouse. Our lease expires in June 2009. Monthly rental payments are approximately $51,000. We are also responsible for the monthly payment of $6,600 for the common area operating expenses, utilities and insurance. We believe that these facilities are suitable and adequate for at least the next two years.

     We also lease approximately 1,300 square feet of warehouse and office space in Liege, Belgium, which supports our sales in Europe.

ITEM 3 - LEGAL PROCEEDINGS

     As of January 15, 2008, we were not involved in any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     We did not submit any matters to the vote of our shareholders in the fourth quarter of fiscal 2007.


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

     Our Common Stock trades in the over-the-counter market. The following table sets forth, for the periods indicated, high and low last reported sales prices for our Common Stock in the over-the-counter market.

                                                   HIGH        LOW
                                                 -------     -------
     FISCAL YEAR ENDED OCTOBER 31, 2006
          First Quarter                          $  0.75     $  0.55
          Second Quarter                         $  1.00     $  0.62
          Third Quarter                          $  1.01     $  0.71
          Fourth Quarter                         $  0.75     $  0.44

     FISCAL YEAR ENDED OCTOBER 31, 2007
          First Quarter                          $  0.53     $  0.37
          Second Quarter                         $  0.64     $  0.43
          Third Quarter                          $  0.90     $  0.45
          Fourth Quarter                         $  0.82     $  0.57


     On January 15, 2008, the last reported sales price of the Common Stock in the over-the counter market was $0.66 per share. At January 10, 2008, there were 43 holders of record of our Common Stock.

DIVIDENDS

     As a California corporation, under the California General Corporation Law, generally we may not pay dividends in cash or property except (1) out of positive retained earnings or (2) if, after giving effect to the distribution, our assets would be at least 1.25 times our liabilities and our current assets would exceed our current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2007, we had an accumulated deficit of $15.4 million and shareholders' equity of $200,000. As a result, we will not be able to pay cash dividends for the foreseeable future. In addition, under our principal credit facilities we may not pay dividends without the consent of the lenders.

PURCHASES OF COMMON STOCK

     We did not repurchase any shares of our Common Stock in fiscal 2007. Under California law, repurchases of Common Stock are subject to the same restrictions as payment of dividends.

ITEM 6 - SELECTED FINANCIAL DATA

     The following data should be read in conjunction with the Financial Statements and accompanying footnotes and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere in this Report.

                                                                  YEAR ENDED OCTOBER 31,
                                              --------------------------------------------------------------
                                                 2003         2004         2005         2006         2007
                                              ----------   ----------   ----------   ----------   ----------
                                                       (dollars in thousands, except per-share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                     $   25,140   $   23,609   $   25,050   $   23,162   $   25,026
Gross profit                                      16,641       14,847       16,370       15,079       15,998
Total operating expenses                          17,504       14,557       14,526       14,406       14,935
Income (loss) from operations                       (862)         290        1,844          673        1,063
Net income (loss)                                  3,463         (371)       1,606          683        2,663
Basic income (loss) per share                       0.60        (0.06)        0.26         0.11         0.40
Diluted income (loss) per share                     0.60        (0.06)        0.25         0.10         0.40
Weighted average common shares outstanding
    - basic                                    5,752,240    6,102,231    6,269,834    6,447,790    6,712,625
Weighted average common shares outstanding
    - diluted                                  5,752,240    6,102,231    6,360,963    6,579,670    6,712,625


                                                 2003         2004         2005         2006         2007
                                              ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Current assets                                $    8,928   $    8,890   $    9,391   $    9,019   $    8,962
Total assets                                      10,398        9,949       10,343       10,233       12,049
Current liabilities                                8,261        8,562        7,401        7,200        7,067
Long-term debt, net of current portion             6,874        6,454        6,392        5,703        4,782
Total liabilities                                 15,134       15,016       13,792       12,902       11,849
Shareholders' equity (deficit)                    (4,736)      (5,067)      (3,449)      (2,670)         200


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis, which should be read in connection with our Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations are set forth in "Risk Factors" in Item 1A of this Report, as well as those discussed elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by "Risk Factors." Those forward-looking statements relate to, among other things, our plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which we operate.

     The following discussion and analysis should be read in connection with our Financial Statements and related notes and other financial information included elsewhere in this Report.

OVERVIEW

     We generate revenues through the sale of prescription eyeglass frames and sunwear under licensed brand names, including bebe eyes, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear and Nicole Miller Eyewear, and under our proprietary Signature brand. Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to our specifications.

     Our net sales increased 8.0% from $23.2 million in fiscal 2006 to $25.0 million in fiscal 2007. The increase in net sales in fiscal 2007 was primarily due to the continued increases in sales of bebe eyes and Nicole Miller Eyewear, including sales from the Nicole Miller Luxury Collection launched in January 2007.

     Our net income increased from $683,000 in fiscal 2006 to $2.7 million in fiscal 2007. Net income in fiscal years 2006 and 2007 included $558,000 and $2,091,000, respectively, in net tax benefits due to a reduction in the valuation allowance on our deferred tax asset. Income before taxes was $125,000 and $572,000, respectively, in those periods. Net income was positively affected by an increase in net sales. Net income was adversely affected by a decline in gross margin from 65.1% in fiscal 2006 to 63.9% in fiscal 2007 due primarily to increasing sales of lower margin sunwear. General and administrative expenses remained relatively constant at $5.7 million in each fiscal year.

     We continued to reduce our long-term debt during fiscal 2007. Long-term debt (including current portion) decreased $1.4 million from $6.5 million at October 31, 2006 to $5.1 million at October 31, 2007.

     In September 2007, we refinanced our principal bank credit facility, which increased our borrowing capacity and changed our interest rate from fixed rates ranging from 10%-12% per annum to a variable interest rate of either the lender's base rate plus 0.5% or LIBOR plus 3.25%. At January 25, 2008, the variable interest rate on our facility was 7.0% per annum. Unless market interest rates and/or our average outstanding borrowings increase substantially in fiscal 2008, our interest expense should decrease as compared to prior years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

     We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

     o   revenue recognition;

     o   inventory valuation; and

     o   valuation of deferred tax asset.

     REVENUE RECOGNITION. Our policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. In general, revenue is recognized when merchandise is shipped.

     We have a product return policy that we believe is standard in the optical industry and is followed by most of our competitors. Under that policy, we generally accept returns of non-discontinued product for credit, upon presentment and without charge, and as a policy we do not make cash refunds. On a quarterly basis we review and establish an allowance for estimated product returns based upon actual returns subsequent to quarter-end and estimated future returns. We apply the historical ratio of sales returns to sales to estimate future returns in addition to known information about actual returns in the period subsequent to the balance sheet date. As of October 31, 2007, we had an allowance for product returns of $300,000. Management considered a range of allowances from $200,000 to $400,000. Variances in the allowance for product returns would have a corresponding impact on net sales for fiscal 2007. For example, if our allowance for product returns was $400,000, our net sales would have been $100,000 lower.

     INVENTORIES. Inventories (consisting of finished goods) are valued at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost on a first-in, first-out basis. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. Our inventories include designer prescription eyeglass frames and sunwear, which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than our estimates we may be required to take additional inventory write-downs in the future. Similarly, if our inventory is determined to be undervalued due to write-downs below market value, we would be required to recognize such additional operating income at the time of sale. Significant unanticipated changes in demand could have a material and significant impact on the future value of our inventory and reported operating results.

     VALUATION OF DEFERRED TAX ASSETS. Prior to 2003, we generated material net operating loss carryforwards and differences between the tax bases of assets and liabilities and their financial reporting amounts. These carryforwards and differences resulted in the recognition of a net deferred tax asset. Because of the uncertainty of our ability to realize the benefits of this asset, we established a valuation allowance in the full amount of the asset. As a result of generating net income during the past several fiscal years, we concluded that a portion of the net deferred tax asset is realizable. Accordingly, we reduced the valuation allowance.

     Realization of this deferred tax asset is dependent on our ability to generate future taxable income. Management believes that it is more likely than not that we will generate taxable income sufficient to realize a portion of the deferred tax asset. However, there can be no assurance that we will meet our expectation of future income. As a result, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such occurrence could materially adversely affect our results of operations and financial condition.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                  2005       2006       2007
                                                -------    -------    -------
     Net sales                                   100.0%     100.0%     100.0%
     Cost of sales                                34.6       34.9       36.1
                                                -------    -------    -------
     Gross profit                                 65.4       65.1       63.9
                                                -------    -------    -------
     Operating expenses:
         Selling                                  32.1       36.8       35.8
         General and administrative               25.9       25.4       23.7
                                                -------    -------    -------
            Total operating expenses              58.0       62.2       59.5
                                                -------    -------    -------
     Income from operations                        7.4        2.9        4.4
     Other expense                                (2.1)      (2.4)      (2.0)
                                                -------    -------    -------
     Income before taxes                           5.3        0.5        2.4
     Income tax benefit, net                      (1.2)      (2.4)      (8.4)
                                                -------    -------    -------
     NET INCOME                                    6.5%       2.9%      10.8%
                                                =======    =======    =======

COMPARISON OF FISCAL YEARS 2005, 2006 AND 2007

     NET SALES. Net sales were $25.0 million in fiscal 2007 compared to $23.2 million in fiscal 2006 and $25.0 million in fiscal 2005. The following table shows certain information regarding net sales by product line for the periods indicated:

                                 2005              2006              2007
                           ----------------  ----------------  ----------------
                                          (dollars in thousands)

bebe eyes                  $ 5,599    22.4%  $ 6,593    28.5%  $ 8,409    33.6%
Nicole Miller Eyewear        4,664    18.6     4,914    21.2     5,813    23.2
Laura Ashley Eyewear         5,822    23.2     4,237    18.3     3,664    14.6
Eddie Bauer Eyewear          3,958    15.8     1,366     5.9       (25)    0.0
Other                        5,007    20.0     6,052    26.1     7,165    28.6
                           -------  -------  -------  -------  -------  -------
                           $25,050   100.0%  $23,162   100.0%  $25,026   100.0%
                           =======  =======  =======  =======  =======  =======

     The increase in net sales in fiscal 2007 was due principally to increases in net sales of bebe eyes and Nicole Miller Eyewear. bebe eyes has continued to gain market acceptance, and is one of the most popular women's lines in the United States. The increase in net sales of Nicole Miller Eyewear was due primarily to the introduction of the Nicole Miller Luxury Collection in January 2007.

     Net sales of Laura Ashley Eyewear continued to decline primarily due to decreases in sales to worldwide optical retail chains, the largest market for Laura Ashley Eyewear. This was due in significant part to the consolidation of these chains, which resulted in the chains' discontinuation of the Laura Ashley sales in order to sell their own competing brands.

     The decrease in net sales in fiscal 2006 was due primarily to the decrease in net sales of Eddie Bauer Eyewear. This decrease was due to the expiration of the Eddie Bauer Eyewear license on December 31, 2005. We were permitted to sell down remaining inventory through December 31, 2006.

     The average price of frames sold declined in fiscal 2007 due to increasing sales of lower margin sunwear to department stores and, to a lesser extent, increasing sales to domestic and international distributors. The average price of frames sold increased in fiscal 2006 due primarily to sales to independent optical retailers constituting a greater percentage of total sales (69.1% in fiscal 2006 compared to 61.6% in fiscal 2005), as sales to these entities are at higher prices than sales to optical retail chains.

     Net sales to retail chains and department stores increased $649,000 in fiscal 2007 due primarily to increased sales of bebe eyes and Nicole Miller sunwear. In fiscal 2006, net sales to retail chains and department stores declined $2.0 million, as retail chains purchased fewer frames as optical chains experienced industry consolidation and have increasingly marketed their own lower-cost private label frames and own brand name frames.

     International sales increased $386,000 in fiscal 2007 and decreased $629,000 in fiscal 2006. International sales benefited from a weaker United States dollar in fiscal 2007 and growing international sales of bebe eyes. In fiscal 2006, international sales declined due in part to close-out sales by competitors of a significant number of global brand name frames and increased competition, which created price pressure on our products.

     Unit sales of frames increased 27% in fiscal 2007 and decreased 10% in fiscal 2006.

     Net sales equal gross sales less returns and allowances. Our product returns as a percentage of gross sales increased from 14.2% in fiscal 2005 to 15.0% in fiscal 2006 and decreased to 13.2% in fiscal 2007. As a result, in fiscal 2006 product returns decreased $70,000 while net sales decreased $1.9 million, and in fiscal 2007, product returns decreased $271,000 notwithstanding a $1.9 million increase in net sales. Historically, international sales and sales to department stores have materially lower return rates, and increased sales through those channels lowered our overall product return rate.

     We also maintain an allowance for product returns. See "Critical Accounting Polices." Changes in the allowance in any period will have a corresponding impact on net sales during the period. We made only small changes in our allowance for product returns in fiscal 2006 and fiscal 2007.

     GROSS PROFIT AND GROSS MARGIN. Gross profit was $16.0 million in fiscal 2007 compared to $15.1 million in fiscal 2006 and $16.4 million in fiscal 2005. The gross margin was 63.9% in fiscal 2007 compared to 65.1% in fiscal 2006 and 65.4% in fiscal 2005.

     The decrease in the gross margin percentage in fiscal 2007 was primarily due to a lower average frame sale price. This was due principally to increased sales of sunwear, which we sell at lower margins than prescription frames. Gross margin in fiscal 2006 was adversely affected by a $375,000 charge to the cost of sales due to the termination of the Eddie Bauer Eyewear license.

     SELLING EXPENSES. Selling expenses were $9.0 million in fiscal 2007 compared to $8.6 million in fiscal 2006 and $8.0 million in fiscal 2005. Selling expenses were $454,000 greater in 2007 than 2006 primarily due to a $148,000 increase in convention expense, a $297,000 increase in advertising expense, a $106,000 increase in royalty expense offset by a $97,000 decrease in freight expense. Selling expenses were $473,000 greater in fiscal 2006 than 2005 primarily due to the reclassification of $240,000 of payroll taxes for sales personnel (which prior to fiscal 2006 were included in general and administrative expenses) and $158,000 increase in promotional expense, advertising and point of purchase expense.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.7 million in fiscal 2007 compared to $5.7 million in fiscal 2006 and $6.1 million in fiscal 2005. Because net sales increased without an increase in general and administrative expenses in fiscal 2007, general and administrative expenses as a percentage of net sales decreased from 25.4% in fiscal 2006 to 23.7% in fiscal 2007. The decrease in fiscal 2006 was due primarily to the $240,000 reclassification of payroll taxes for sales personnel in selling expenses, a $106,000 decrease in insurance expense and a $59,000 decrease in rental expense.

     OTHER INCOME (EXPENSE), NET. Interest expense decreased from $559,000 in fiscal 2005 to $550,000 in fiscal 2006 to $490,000 in fiscal 2007. The decrease in fiscal 2007 was primarily due to a reduction in debt and, to a lesser extent, a lower weighted average interest rate on our borrowings.

     PROVISION FOR INCOME TAXES. We recognized net tax benefits of $2,091,000, $558,000 and $298,000 in fiscal 2007, 2006 and 2005, respectively, resulting from decreases of $2,321,000, $620,000 and $830,000, respectively, in the valuation allowance on our deferred tax asset. We made the changes to our valuation allowance as a result of profitability during the past several years and our best estimate for further utilization of our deferred tax asset. As of October 31, 2007, our net deferred tax asset was $3.0 million and we had a valuation allowance of $6.4 million against our deferred tax asset.

     As of October 31, 2007, we had net operating loss carry-forwards for federal and state income tax purposes of approximately $15.9 million and $4.2 million, respectively, which expire at various times from 2021 through 2026.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our accounts receivable (net of allowance for doubtful accounts) were $2.9 million at both October 31, 2007 and October 31, 2006.

     Our inventory (at lower of cost or market) was $4.8 million at both October 31, 2007 and October 31, 2006.

     Our long-term debt (including current portion) decreased from $6.5 million at October 31, 2006 to $5.1 million at October 31, 2007. The decrease was due principally to continued amortization of our credit facilities. In September 2007, we replaced our Home Loan Investment Corporation credit facility, which included a $500,000 revolving line of credit, an amortizing term note in the amount of $2.3 million at repayment, and a $750,000 term note, with a revolving line of credit from Comerica Bank.

     At October 31, 2007, our long-term debt included principally the revolving line of credit with Comerica Bank with an outstanding principal balance of $2.7 million and revolving line of credit with Bluebird Finance Limited ("Bluebird") with an outstanding principal balance of $2.2 million. See Note 4 of Notes to Financial Statements for further information regarding our long-term debt.

     Borrowing availability under the Comerica Bank revolving line of credit is based on eligible accounts receivable, inventory and a letter of credit, up to a maximum of $4.8 million outstanding at any time. At October 31, 2007, we had $1.3 million of additional borrowing availability under this revolving line of credit. The revolving line of credit bears interest payable monthly at either Comerica Bank's base rate plus 0.5% or LIBOR plus 3.25%, as selected in advance by us, and will expire on February 28, 2010. At October 31, 2007, the interest rate on this revolving line of credit was 8.00% per annum.

     Our credit facility with Bluebird consists of a revolving credit line and support for the $1,250,000 letter of credit securing the Comerica Bank credit facility. Bluebird's commitment on the revolving credit facility was $2,247,500 as of October 31, 2007, and reduces by $72,500 each quarter. The revolving credit line bears interest at the rate of 5% per annum, with payments of principal and interest on a 10-year amortization schedule that commenced in fiscal 2005, and is due and payable in April 2013. The credit facility is secured by a security interest in our assets that is subordinate to the Comerica Bank credit facility.

     Our shareholders' equity increased from a deficit of $2.7 million at October 31, 2006 to $200,000 at October 31, 2007 due to our net income and the sale of 300,000 shares of our Common Stock and warrants for an aggregate of $206,000. The warrants represent the right to acquire an additional 300,000 shares of our Common Stock for 68.75 cents per share.

     Of our accounts payable at October 31, 2007, $564,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, we from time to time assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies.

     During the past two years, we have generated cash primarily through product sales in the ordinary course of business, our bank credit facilities and sales of equity securities. At October 31, 2007, we had working capital of $1.9 million as compared to working capital of $1.8 million at October 31, 2006. Operating activities provided a net of $864,000 during fiscal 2007, while financing activities used a net of $1,116,000 and investing activities provided a net of $159,000 during fiscal year 2007, resulting in a net decrease of $93,000 in cash and cash equivalents.

     Our business plan for 2008 provides for positive cash flow from operations. We believe that, at least through fiscal 2008, assuming that there are no unanticipated material adverse developments, and continued compliance with our credit facilities, our cash flows from operations and credit facilities will be sufficient to enable us to pay our debts and obligations as they mature.

CONTRACTUAL OBLIGATIONS

     The following table sets forth certain information regarding our contractual obligations as of October 31, 2007:

                                                        PAYMENTS DUE BY PERIOD
                               ---------------------------------------------------------------
CONTRACTUAL OBLIGATIONS           TOTAL       LESS THAN       1-3          3-5       MORE THAN
                                               1 YEAR        YEARS        YEARS       5 YEARS
                               -----------   ----------   ----------   ----------   ----------
Long-term debt                 $ 5,147,600   $  365,100   $3,695,000   $1,087,500   $        0
Operating lease obligations      1,209,687      721,648      488,039
Purchase obligations             2,291,997    2,291,997
Other long-term obligations
   reflected in our balance
   sheet under GAAP (1)          4,794,166    2,025,833    2,768,333
                               -----------   ----------   ----------   ----------   ----------
  TOTAL OBLIGATIONS            $13,443,450   $5,404,578   $6,951,372   $1,087,500   $        0
                               ===========   ==========   ==========   ==========   ==========

(1) Includes minimum royalties under license agreements and employment and consulting obligations under long-term agreements.

QUARTERLY AND SEASONAL FLUCTUATIONS

     Our results of operations have fluctuated from quarter to quarter and we expect these fluctuations to continue in the future. A factor which may significantly influence results of operations in a particular quarter is the introduction of a new brand-name collection, which results in disproportionate levels of selling expenses due to additional advertising, promotions, catalogs and in-store displays. Introduction of a new brand may also generate a temporary increase in sales due to initial stocking by retailers.

     Other factors which can influence our results of operations include customer demand, the mix of distribution channels through which the eyeglass frames are sold, the mix of eyeglass frames sold, product returns, delays in shipment and general economic conditions.

     The following table sets forth certain unaudited results of operations for the twelve fiscal quarters ended October 31, 2007. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.

                                     2005                                2006                                2007
                       ---------------------------------------------------------------------------------------------------------
                        JAN.     APR.     JULY     OCT.     JAN.     APR.     JULY     OCT.     JAN.     APR.     JULY     OCT.
                         31       30       31       31       31       30       31       31       31       30       31       31
                       ---------------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Net sales              $5,845   $6,946   $6,278   $5,981   $5,591   $5,855   $5,690   $6,026   $5,990   $6,451   $6,175   $6,409
Cost of sales           2,070    2,341    2,240    2,028    1,916    1,952    1,875    2,340    2,215    2,208    2,287    2,317
Gross profit            3,775    4,605    4,038    3,953    3,675    3,903    3,815    3,686    3,775    4,243    3,888    4,092
Operating
  expenses:
  Selling               1,844    2,399    1,635    2,167    1,992    2,125    2,125    2,276    2,093    2,348    2,185    2,345
General and
  administrative        1,654    1,741    1,566    1,520    1,471    1,473    1,447    1,497    1,484    1,502    1,458    1,521
Total operating
  expenses              3,498    4,140    3,201    3,687    3,463    3,598    3,572    3,773    3,577    3,850    3,643    3,866
Income (loss) from
  operations              277      465      837      266      212      305      243      (87)     198      393      245      226
Other (expense),
  net                    (135)    (122)    (142)    (137)    (129)    (152)    (140)    (127)    (120)    (133)    (125)    (112)
Income (loss) before
  taxes                   142      343      695      129       83      153      103     (214)      78      260      120      114
Income tax benefit,
  net                       1        7     (151)    (154)     (37)    (153)    (127)    (241)     (76)    (254)    (136)  (1,624)
NET INCOME                141      336      846      283      120      306      230       27      154      514      256    1,739

INFLATION

     We do not believe our business and operations have been materially affected by inflation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     For recently issued accounting pronouncements that may affect us, see Note 1 of Notes to Financial Statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes.

     FOREIGN CURRENCY RISKS. During fiscal 2007, at any month-end a maximum of $650,000 and a minimum of $550,000 of our accounts payable were payable in foreign currency. These foreign currencies included Japanese yen and euros. Any significant change in foreign currency exchange rates could therefore materially affect our business, operating results and financial condition. To monitor risks associated with currency fluctuations, we from time to time assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies. Based on those factors, we may from time to time mitigate some portion of that risk by purchasing forward commitments to deliver foreign currency to us, but we have not hedged our currency risk for several years.

     International sales accounted for approximately 11% of our net sales in fiscal 2007. Although our international sales are principally in United States dollars, sales to international customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. There can be no assurance that these factors will not have a material adverse effect on our business, operating results and financial condition. For frames purchased other than from Hong Kong/China manufacturers, we pay for our frames in the currency of the country in which the manufacturer is located and thus the costs (in United States dollars) of the frames vary based upon currency fluctuations. Increases and decreases in costs (in United States dollars) resulting from currency fluctuations generally do not affect the price at which we sell our frames, and thus currency fluctuations can impact our gross margin.

     INTEREST RATE RISK. At October 31, 2007, our revolving line of credit with Comerica Bank had a variable interest rate tied to the lender's prime interest rate. Our remaining credit facilities had fixed interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 4 of Notes to Financial Statements for information relating to the terms and conditions, outstanding balance and fair value of our credit facilities.

     We have a relatively small amount of cash and cash equivalents at any point in time. Excess cash is used to reduce our revolving line of credit. We place our cash and cash equivalents with well capitalized financial institutions.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Signature Eyewear, Inc.

We have audited the accompanying balance sheets of Signature Eyewear, Inc. as of October 31, 2007 and 2006, and the related statements of income, shareholders' equity (deficit), and cash flows for each of the years ended October 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Eyewear, Inc. as of October 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years ended October 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
January 18, 2008

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                                                                     October 31,

================================================================================





                                     ASSETS


                                                         2007           2006
                                                     ------------   ------------
CURRENT ASSETS

     Cash and cash equivalents                       $    461,080   $    554,138
     Certificate of deposit, restricted                        --        250,000
     Accounts receivable - trade, net of allowance
       for doubtful accounts of $52,836 and $57,373     2,884,092      2,943,487
     Inventory                                          4,764,490      4,759,893
     Promotional products and materials                   176,220        116,394
     Prepaid expenses and other current assets            299,930        139,988
     Deferred income taxes                                376,500        255,000
                                                     ------------   ------------

             Total current assets                       8,962,312      9,018,900

PROPERTY AND EQUIPMENT, net                               393,134        494,815
TOTAL DEPOSITS AND OTHER ASSETS                            92,769         97,374
DEFERRED INCOME TAXES                                   2,600,700        622,200
                                                     ------------   ------------

                TOTAL ASSETS                         $ 12,048,915   $ 10,233,289
                                                     ============   ============






   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                   BALANCE SHEET
                                                                     October 31,

================================================================================





                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                        2007           2006
                                                    ------------   ------------
CURRENT LIABILITIES
     Accounts payable - trade                       $  4,757,209   $  4,694,818
     Accrued expenses and other current liabilities    1,643,955      1,437,254
     Reserve for customer returns                        300,309        300,309
     Current portion of long-term debt                   365,100        767,655
                                                    ------------   ------------

         Total current liabilities                     7,066,573      7,200,036

LONG-TERM DEBT, net of current portion                 4,782,500      5,702,765
                                                    ------------   ------------

             Total liabilities                        11,849,073     12,902,801
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
             Series A 2% convertible preferred
                stock, $0.001 par value;
             1,360,000 shares authorized
             1,200,000 issued and outstanding              1,200          1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,855,639 shares and 6,555,639 issued
             and outstanding                               6,856          6,556
     Additional paid-in capital                       15,589,912     15,383,962
     Accumulated deficit                             (15,398,126)   (18,061,230)
                                                    ------------   ------------

             Total shareholders' equity (deficit)        199,842     (2,669,512)
                                                    ------------   ------------

                TOTAL LIABILITIES AND SHAREHOLDERS'
                EQUITY (DEFICIT)                    $ 12,048,915   $ 10,233,289
                                                    ============   ============






   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                            STATEMENTS OF INCOME
                                                 For the Years Ended October 31,

================================================================================



                                       2007            2006            2005
                                   ------------    ------------    ------------

NET SALES                          $ 25,025,684    $ 23,162,295    $ 25,049,833
COST OF SALES                         9,027,684       8,083,306       8,679,706
                                   ------------    ------------    ------------

GROSS PROFIT                         15,998,000      15,078,989      16,370,127
                                   ------------    ------------    ------------

Operating expenses
     Selling                          8,971,548       8,518,171       8,045,587
     General and administrative       5,765,205       5,686,169       6,107,784
     Depreciation and amortization      198,597         201,605         372,794
                                   ------------    ------------    ------------
         Total operating expenses    14,935,350      14,405,945      14,526,165
                                   ------------    ------------    ------------

INCOME FROM OPERATIONS                1,062,650         673,044       1,843,962
                                   ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Sundry income                           64           1,662          24,011
     Interest expense                  (490,244)       (549,745)       (559,431)
                                   ------------    ------------    ------------

         Total other expense           (490,180)       (548,083)       (535,420)
                                   ------------    ------------    ------------

INCOME BEFORE TAXES                     572,470         124,961       1,308,542
INCOME TAX BENEFIT, NET              (2,090,634)       (557,975)       (297,933)
                                   ------------    ------------    ------------

NET INCOME AVAILABLE TO COMMON
  STOCK SHAREHOLDERS               $  2,663,104    $    682,936    $  1,606,475
                                   ============    ============    ============

BASIC EARNINGS PER SHARE           $       0.40    $       0.11    $       0.26
                                   ============    ============    ============

DILUTED EARNINGS PER SHARE         $       0.40    $       0.10    $       0.25
                                   ============    ============    ============

Weighted-average common shares
     OUTSTANDING - BASIC              6,712,625       6,447,790       6,269,834
                                   ============    ============    ============

Weighted-average common shares
     OUTSTANDING - DILUTED            6,712,625       6,579,670       6,360,963
                                   ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                    STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                 For the Years Ended October 31,

================================================================================



                              Series A 2% Convertible
                                  Preferred Stock                 Common Stock           Additional
                            ---------------------------   ---------------------------     Paid-in      Accumulated
                               Shares         Amount         Shares         Amount        Capital        Deficit          Total
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, October 31, 2004      1,200,000   $      1,200      6,226,889   $      6,227   $ 15,275,791   $(20,350,641)  $ (5,067,423)
Issuance of common stock              --             --         75,000             75         11,925             --         12,000
Net income                            --             --             --             --             --      1,606,475      1,606,475
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, October 31, 2005      1,200,000          1,200      6,301,889          6,302     15,287,716    (18,744,166)    (3,448,948)
Issuance of common stock              --             --        253,750            254         96,246             --         96,500
Net income                            --             --             --             --             --        682,936        682,936
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, OCTOBER 31, 2006      1,200,000          1,200      6,555,639          6,556     15,383,962    (18,061,230)    (2,669,512)

Issuance of common stock              --             --        300,000            300        205,950             --        206,250
Net income                            --             --             --             --             --      2,663,104      2,663,104
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, OCTOBER 31, 2007      1,200,000   $      1,200      6,855,639   $      6,856   $ 15,589,912   $(15,398,126)  $    199,842
                            ============   ============   ============   ============   ============   ============   ============










   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                 For the Years Ended October 31,

================================================================================

                                                                   2007            2006            2005
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                $  2,663,104    $    682,936    $  1,606,475
     Adjustments to reconcile net income
        to net cash provided by
        operating activities:
           Deferred tax asset                                    (2,100,000)       (571,200)       (306,000)
           Depreciation and amortization                            198,597         201,605         372,794
           Provision for bad debts                                  115,090         (84,230)        (87,204)
           Reserve for customer returns                                --             9,499         (11,235)
           (Increase) decrease in:
              Accounts receivable - trade                           (55,695)        189,124        (308,465)
              Inventories                                            (4,597)        243,759         330,468
              Promotional products and materials                    (59,826)        (68,251)         (7,901)
              Prepaid expenses and other current assets            (159,942)         38,412         (87,706)
           Increase (decrease) in:
              Accounts payable - trade                               62,391          23,341        (387,721)
              Accrued expenses and other current liabilities        206,701        (339,026)       (651,780)
                                                               ------------    ------------    ------------

Net cash provided by operating activities                           865,823         325,969         461,725
                                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Certificate of Deposit                                         250,000            --              --
     Purchase of property and equipment                             (96,916)        (52,226)        (89,112)
     Deposits and other assets                                        4,605          31,457           2,080
                                                               ------------    ------------    ------------

Net cash provided by (used in) investing activities                 157,689         (20,769)        (87,032)
                                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in lines of credit                    (500,000)        205,000        (205,000)
     Proceeds from short-term debt                                     --              --           350,000
     Payments on short-term debt                                   (402,555)       (100,000)       (603,610)
     Payments on long-term debt                                  (3,245,265)       (688,216)       (776,492)
     Borrowings on long-term debt                                 2,825,000            --         1,061,693
     Proceeds from sale of common stock                             206,250          96,500          12,000
                                                               ------------    ------------    ------------

Net cash used in financing activities                            (1,116,570)       (486,716)       (161,409)
                                                               ------------    ------------    ------------

Net decrease in cash and cash equivalents                           (93,058)       (181,516)        213,284


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        554,138         735,654         522,370
                                                               ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $    461,080    $    554,138    $    735,654
                                                               ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION

        INTEREST PAID                                          $    342,479    $    348,445    $    235,479
                                                               ============    ============    ============
        INCOME TAXES PAID                                      $      9,366    $     11,520    $      8,066
                                                               ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                             SIGNATURE EYEWEAR, INC.

                              FINANCIAL STATEMENTS
               FOR THE YEARS ENDED OCTOBER 31, 2007, 2006 and 2005


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

DURING THE YEAR ENDED OCTOBER 31, 2005, THE COMPANY:

     o modified certain options granted under its stock plan to provide that the options vest if the Company was profitable for fiscal 2005 and the optionees were employed by the Company on December 31, 2005.

                             SIGNATURE EYEWEAR, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2007

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         For transactions satisfying the conditions for revenue recognition under Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," and Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48 and SAB No. 104, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. The Company had no deferred revenue at October 31, 2007 and 2006. For the fiscal years ended October 31, 2007, 2006 and 2005, the Company had sales returns totaling $3,688,795, $3,956,816 and $4,029,521, respectively.

         The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

SHIPPING AND HANDLING COSTS

         EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are recorded as a component of cost of sales, which totaled $467,405, $444,062 and $468,580, in the fiscal years ended October 31, 2007, 2006 and 2005, respectively. Other shipping and handling costs are included in selling expenses and totaled $1,478,723, $1,579,651, and $1,512,864 in the fiscal years ended October 31, 2007, 2006 and 2005, respectively.

COMPREHENSIVE INCOME

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the fiscal years ended October 31, 2007, 2006 and 2005, comprehensive income is not presented in the Company's financial statements since the Company did not have any material translation adjustments or any of the other items of comprehensive income in any period presented.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and highly liquid securities with original maturities of three months or less.

CERTIFICATE OF DEPOSIT, RESTRICTED

         Certificate of deposit, restricted, consists of a certificate of deposit delivered as collateral for the HLIC credit facility (see Note 4).

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

         CERTIFICATE OF DEPOSIT, RESTRICTED. The fair value of certificate of deposit, restricted is estimated using interest rates it would receive currently for similar types of arrangements.

         LONG-TERM DEBT. The fair value of long-term debt is estimated using a model that estimates fair values at market rates.

         The carrying or notional amounts and fair values of the Company's financial instruments at October 31, 2007 and 2006 were as follows:

                                               2007                          2006
                                   ---------------------------   ---------------------------
                                     CARRYING         FAIR         CARRYING         FAIR
                                      VALUE          VALUE          VALUE          VALUE
                                   ------------   ------------   ------------   ------------
FINANCIAL ASSETS:
Certificate of Deposit,
   Restricted                      $        -0-   $        -0-   $    250,000   $    250,000

FINANCIAL LIABILITIES:
Revolving line of credit
   -Comerica Bank                  $  2,700,000   $  2,700,000   $        -0-   $        -0-
Term note payable-Ashford          $    125,000   $    125,000
Term note payable - HLIC           $        -0-   $        -0-   $  2,532,146   $  2,421,000
Revolving line of credit
   -HLIC                           $        -0-   $        -0-   $    500,000   $    500,000

Revolving line of credit-
   Bluebird                        $  2,247,500   $  1,569,286   $  2,537,500   $  1,647,475
Note payable - commercial
   bank                            $     75,100   $     75,100   $    245,081   $    245,000
Term note payable - HLIC           $        -0-   $        -0-   $    655,693   $    655,000


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

         During the fiscal year ended October 31, 2007, the Company did not issue any stock options. All options outstanding on October 31, 2006 were fully vested.

ADVERTISING EXPENSE

         The Company expenses all advertising costs as they are incurred. Advertising expense for the fiscal years ended October 31, 2007, 2006 and 2005, was $638,369, $340,420 and $454,908, respectively.

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

FOREIGN CURRENCY TRANSLATION

         The Company's Belgium branch's functional currency is the Euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were immaterial for the fiscal years ended October 31, 2007, 2006 and 2005.

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

CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, a restricted certificate of deposit and trade accounts receivable. The Company's deposits with financial institutions are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amount of funds held in any financial institution in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with well capitalized financial institutions.

         The Company's products are primarily sold to independent optical retailers, optical retail chains, and distributors. These customers can be significantly affected by changes in economic, competitive or other factors. In order to minimize the risk of loss, the Company routinely assesses the financial strength of its customers and the Company maintains an allowance for doubtful accounts.

MAJOR VENDORS

         The Company purchases its frames from a limited number of contract manufacturers. The Company had purchases from three vendors amounting to 27%, 16% and 11%, respectively, of total product purchases for the fiscal year ended October 31, 2007 and 31%, 12% and 10%, respectively, for the fiscal year ended October 31, 2006. The Company had purchases from two vendors amounting to 26% and 16%, respectively, of total product purchases for the fiscal year ended October 31, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which is an interpretation of SFAS No. 109 ("SFAS 109"), and "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes the adoption of this pronouncement will not have any material effect on its financial statements.

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

NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment at October 31, 2007 and 2006 consisted of the following:

                                                      2007            2006
                                                  ------------    ------------
Computer equipment                                $  1,624,362    $  1,619,621
Leasehold improvements                               1,254,986       1,200,590
Software                                             1,153,642       1,143,259
Office furniture and equipment                         914,975         912,756
Machinery and equipment                                732,595         709,216
                                                  ------------    ------------
                                                     5,680,560       5,585,442

Less accumulated depreciation and amortization      (5,287,426)     (5,090,627)
                                                  ------------    ------------
                  TOTAL                           $    393,134    $    494,815
                                                  ============    ============

         Depreciation and amortization expense was $198,597, $201,605, and $372,794 for the fiscal years ended October 31, 2007, 2006 and 2005, respectively.


NOTE 4.  LONG-TERM DEBT

         Long-term debt at October 31, 2007 and 2006 consisted of the following:

                                                      2007            2006
                                                  ------------    ------------
Revolving line of credit from Comerica Bank       $  2,700,000             -0-
Revolving line of credit from Bluebird
  Finance Limited                                    2,247,500       2,537,500
Term note payable to Ashford Capital, LLC.             125,000             -0-
Note payable to a commercial bank in the
  original amount of $750,000,                          75,100         245,081
Term note payable to Home Loan Investment
  Corporation ("HLIC").                                    -0-       2,532,146
Term note payable to HLIC in the original
  amount of $655,693                                       -0-         655,693
Revolving line of credit from HLIC in the
  amount of $500,000                                       -0-         500,000
                                                  ------------    ------------
                                                     5,147,600       6,470,420
Less current portion                                   365,100         767,655
                                                  ------------    ------------
                  LONG-TERM PORTION               $  4,782,500    $  5,702,765
                                                  ============    ============


         Future maturities of long-term debt at October 31, 2007 were as follows:

                 YEAR ENDING                     AMOUNTS
                 OCTOBER 31,                     MATURING
                -------------                   ----------
                    2008                        $  365,100
                    2009                           290,000
                    2010                         3,115,000
                    2011                           290,000
                    2012                           290,000
                    Thereafter                     797,500
                                                ----------
                             TOTAL              $5,147,600
                                                ==========

COMERICA BANK REVOLVING LINE OF CREDIT

         In September 2007, the Company obtained a revolving credit facility from Comerica Bank. Borrowing availability is based on eligible accounts receivable, inventory and a letter of credit, up to a maximum of $4.8 million outstanding at any time. The revolving line of credit bears interest payable monthly at either Comerica Bank's base rate plus 0.5% or LIBOR plus 3.25%, as selected in advance by the Company, and will expire on February 28, 2010. At October 31, 2007, the interest rate on this revolving line of credit was 8.00% per annum.

         The revolving line of credit is secured by the assets of the Company and a letter of credit in the amount of $1,250,000. Financial and operating covenants include: (i) quarterly minimum pre-tax income, (ii) quarterly maximum ratio of total liabilities minus subordinated debt to subordinated liabilities and net worth, (iii) quarterly minimum ratio of cash and accounts receivables to current liabilities and revolving debt minus subordinated debt, (iv) annual capital expenditures limitations, and (v) limitations on acquisitions and incurring future indebtedness without the bank's consent. The Company was in compliance with the covenants at October 31, 2007.

         Interest expense on the Comerica Bank revolving line of credit was $25,960 for the fiscal year ended October 31, 2007.

HOME LOAN INVESTMENT COMPANY ("HLIC") CREDIT FACILITY

         In April 2003, the Company obtained a credit facility from HLIC. The Comerica Bank revolving line of credit replaced the HLIC credit facility in September 2007.

         At October 31, 2006, the HLIC credit facility consisted of two term notes with outstanding principal balances of $2,532,146 and $655,693, respectively, and a $500,000 revolving line of credit. In December 2006 the Company refinanced the $655,693 term loan with a new $750,000 term loan from HLIC. The HLIC credit facility was secured by all of the assets of the Company. Additional collateral included a letter of credit in the amount of $1,250,000 and a $250,000 certificate of deposit issued by the lender.

         Interest expense on the HLIC credit facility was $372,388, $399,668 and $379,379, for the fiscal years ended October 31, 2007, 2006 and 2005, respectively. Accrued interest expense on this credit facility as of October 31, 2007 and 2006 was $-0- and $78,683, respectively.

         An individual who is a director, officer and shareholder of HLIC beneficially owns 650,000 shares of the common stock of the Company (the "Common Stock") (including the 100,000 shares that may be acquired upon exercise of warrants issued to HLIC in connection with the original credit facility), representing approximately 9.3% of the outstanding Common Stock of the Company (assuming exercise of the warrants) as of October 31, 2007.

BLUEBIRD FINANCE LIMITED ("BLUEBIRD") CREDIT FACILITY

         In April 2003, the Company obtained a credit facility from Bluebird of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the original amount of $2,900,000 bearing interest at the rate of 5% per annum and a letter of credit in the amount of $1,250,000 issued as collateral for the Comerica Bank revolving line of credit. The maximum amount on the revolving line of credit declines $72,500 per quarter, commencing in 2005, and was $2,247,500 at October 31, 2007. This credit facility is subordinate to the Comerica Bank revolving line of credit. The Company must comply with certain financial and non-financial covenants, which include that without the consent of Bluebird, the Company may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business or enter into any merger or similar reorganization. The Company was in compliance with the covenants at October 31, 2007 and 2006.

         Interest expense on the Bluebird credit facility was $118,102, $131,682 and $144,086, for the fiscal years ended October 31, 2007, 2006 and 2005, respectively. Accrued interest payable to Bluebird as of October 31, 2007 and 2006 was $592,222 and $482,249, respectively.

         Bluebird owns all of the outstanding Series A 2% Convertible Preferred Stock of the Company. On an as converted basis, these shares would represent approximately 16.1% of the outstanding Common Stock of the Company as of October 31, 2007. See Note 6.

ASHFORD CAPITAL, LLC NOTE

         In May 2007, the Company issued at par an unsecured note to Ashford Capital, LLC in the amount of $125,000 bearing interest at 8% per annum, principal and interest payable on May 15, 2010.

         Interest expense on the Ashford note was $5,233 for the fiscal year ended October 31, 2007, all of which was accrued at that date.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

LEASES

         The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California. The lease expires in June 2009 and provides for monthly rental payments of $51,200. The Company is also responsible for the monthly payment of $6,624 for the common area operating expenses, utilities and insurance.

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

         Future minimum lease payments on these leases as of October 31, 2007 were as follows:

                 YEAR ENDING                      LEASE
                 OCTOBER 31,                     PAYMENTS
                -------------                   ----------
                    2008                        $  721,648
                    2009                           488,039
                                                ----------
                    TOTAL                       $1,209,687
                                                ==========

         Rent expense was $692,442, $550,953 and $609,603 for the fiscal years ended October 31, 2007, 2006 and 2005, respectively (net of sublease income of $9,000, $-0- and $6,000 for the three fiscal years, respectively).

EMPLOYMENT AGREEMENT

         The Company has entered into an employment agreement with Michael Prince, the Company's President/Chief Executive Officer/Chief Financial Officer, pursuant to which he receives an annual salary of $300,000 as of October 31, 2007. If prior to August 31, 2010, Mr. Prince's employment is terminated without cause or he terminates his employment for "good reason," he will be entitled to a lump sum payment of all salary to which he would have been entitled under the employment agreement from the date of termination through August 31, 2010.

CONSULTING AGREEMENTS

         In June 2000, the Company entered into a consulting agreement with a consultant to provide advice and assistance to the Company. Pursuant to the agreement, as amended, this unsecured consulting obligation is payable in monthly installments of $4,000 through October 2008. Consulting services, and the related payment obligation, were suspended from May 2004 through January 2005. Total minimum payments under this consulting obligation at October 31, 2007 are $48,000.

         Total fees paid for this consulting obligation for the fiscal years ended October 31, 2007, 2006 and 2005 were $36,000, $28,000 and $39,500, respectively.

         The Company has a Consulting Agreement with Dartmouth Commerce of Manhattan, Inc. that provides for compensation of $55,000 per year. Richard M. Torre, the Chairman of the Board of the Company, owns Dartmouth Commerce. The Consulting Agreement may be terminated by either party at any time. The Company paid consulting fees under this agreement of $55,000 in each of the fiscal years ended October 31, 2007, 2006 and 2005.

LICENSE AGREEMENTS

         The Company has entered into license agreements that grant to it the exclusive right to distribute, market and sell prescription eyeglass frames and in certain cases sunwear under various brand names in the United States and other designated territories. All of these license agreements contain minimum net sales and/or minimum royalty requirements, and certain of the license agreements have minimum advertising expenditure requirements. All of the license agreements permit the licensor to terminate the license upon material breach or default by the Company. The Company was in compliance with its license agreements as of October 31, 2007.

      LICENSE                     EXPIRATION DATE       RENEWABLE THROUGH
---------------------------      -----------------      -----------------
bebe eyes                         June 2010              --
Carmen Marc Valvo Eyewear         September 2011         September 2014
Cutter & Buck Eyewear             December 2009          December 2011
Dakota Smith Eyewear              February 2010          --
Hart Schaffner Marx Eyewear       December 2009          In perpetuity
Hummer Eyegear                    June 2009              --
Laura Ashley Eyewear              January 2010           --
Nicole Miller Eyewear             March 2009             March 2012

         The Company may not renew a license if it is in material default under the license agreement or, in certain cases, does not meet certain minimum sales requirements.

         Total minimum royalties payable under all of the Company's license agreements at October 31, 2007 were as follows:

                 YEAR ENDING                     MINIMUM
                 OCTOBER 31,                     ROYALTIES
                -------------                   ----------
                    2008                        $1,977,833
                    2009                         1,505,833
                    2010                         1,056,250
                    2011                           206,250
                                                ----------
                    TOTAL                       $4,746,166
                                                ==========

         Total royalty expense charged to operations for the fiscal years ended October 31, 2007, 2006 and 2005, was $ 1,961,840, $1,856,118 and $1,816,288,
respectively.

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

LITIGATION

         At October 31, 2007, the Company was not involved in any material litigation.

NOTE 6.  SHAREHOLDERS' EQUITY

GENERAL

         The Company's Articles of Incorporation authorize 5,000,000 shares of preferred stock, par value $0.001 per share, and 30,000,000 shares of Common Stock, par value $0.001 per share. The Board of Directors has the authority to issue the preferred stock in one or more series with such designations, rights, and preferences as may be determined from time to time by the Board of Directors without shareholder approval.

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

         The holders of the Series A Preferred do not have voting rights, except as required by law, provided, however, that at any time two dividend payments are not paid in full, the Board of Directors of the Company will be increased by two and the holders of the Series A Preferred, voting as a single class, will be entitled to elect the additional directors. Bluebird received demand and piggyback registration rights for the shares of Common Stock into which the Series A Preferred may be converted. As of October 31, 2007, the Board of Directors had not declared any dividends on the Series A Preferred and dividends in arrears were approximately $75,000. Accordingly, the holders of the Series A Preferred have the right to increase the size of the Board by two and elect the two new directors. There is only one holder of record of the Series A Preferred, and that holder of the Series A Preferred has waived that right through 2009.

STOCK OPTIONS AND RESTRICTED STOCK

         The Company had one stock-based employee compensation plan, the 1997 Stock Plan, which terminated in May 2007. Options granted under the Plan remain outstanding and expire in accordance with their terms through 2009.

         The following is a summary of stock option activity under the 1997 Stock Plan for three fiscal years ended October 31, 2007:

                                        NUMBER                                    WEIGHTED AVERAGE
                                       OF SHARES                RANGE              EXERCISE PRICE
                                   ------------------    --------------------    ------------------
Outstanding, October 31, 2004           383,000               $0.12-$10                 $2.48
         Granted                         62,500                   $0.20                 $0.20
         Exercised                      (75,000)                  $0.16                 $0.16
         Canceled                      (109,900)              $0.20-$10                 $1.54
                                   ------------------    --------------------    ------------------
Outstanding, October 31, 2005           260,600               $0.12-$10                 $2.95
         Exercised                     (162,500)            $0.12-$0.20                 $0.14
         Canceled                          (900)                     $4                 $4.00
                                   ------------------    --------------------    ------------------
Outstanding, October 31, 2006            97,200                  $4-$10                 $7.64
                                   ------------------    --------------------    ------------------
         Canceled                       (59,900)                 $4-$10                 $4.00
                                   ------------------    --------------------    ------------------
Outstanding, October 31, 2007            37,300                      $4                 $4.00

EXERCISABLE, OCTOBER 31, 2007            37,300                      $4                 $4.00

         The options shown as granted and cancelled in the fiscal year ended October 31, 2005 represent options that were modified during the fiscal year to modify the vesting and termination provisions.

         Prior to November 1, 2005, the Company accounted for the 1997 Stock Plan under the recognition and measurement principles of APB Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation plan cost was reflected in net income, as all options granted under the 1997 Stock Plan had an exercise price not less than the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the fiscal years ended October 31, 2007 and 2006, had the Company applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                        2007            2006            2005
                                                   --------------  --------------  --------------
Net income for the year - as reported                $2,663,104      $  682,936      $1,606,425
Compensation expense - net of tax                           -0-             -0-         (4,837)
Net income for the year - pro forma                  $2,663,104      $  682,936      $1,601,638
Basic earnings per share - as reported                    $0.40           $0.11           $0.26
Diluted earnings per share - as reported                  $0.40           $0.10           $0.25
Basic earnings per share - pro forma                      $0.40           $0.11           $0.26
Diluted earnings per share - pro forma                    $0.40           $0.10           $0.25

         The weighted average fair value of stock options granted during the fiscal year ended October 31, 2005 was $0.07. No options were granted during the fiscal years ended October 31, 2007 or 2006. The Company used the Black-Scholes option pricing model to estimate the value at each grant date, under the following weighted average assumptions:

                                      2007          2006          2005
      --------------------------------------------------------------------
      Risk free interest rate          n/a           n/a          3.20%
      Expected dividend yield          n/a           n/a            --
      Expected volatility              n/a           n/a         170.00%
      Expected life (in years)         n/a           n/a            2

WARRANTS

         The following is a summary of warrants outstanding:

                                                                                WEIGHTED AVERAGE
                                    NUMBER OF SHARES             RANGE           EXERCISE PRICE
                                   ------------------    ------------------    ------------------
Outstanding, October 31, 2004                 100,000                 $0.67                 $0.67
         Issued                                   -0-                   -0-                   -0-
                                   ------------------    ------------------    ------------------
Outstanding, October 31, 2005                 100,000                 $0.67                 $0.67
         Issued                                   -0-                   -0-                   -0-
                                   ------------------    ------------------    ------------------
Outstanding, October 31, 2006                 100,000                 $0.67                 $0.67
                                   ------------------    ------------------    ------------------
         Issued                               300,000               $0.6875               $0.6875
                                   ------------------
Outstanding, October 31, 2007                 400,000         $0.67-$0.6875               $0.6831
                                   ------------------

EXERCISABLE, OCTOBER 31, 2007                 400,000         $0.67-$0.6875               $0.6831



NOTE 7.  EARNINGS PER SHARE

         The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         The following potential common shares have been included in the computations of diluted earnings per share for the fiscal years ended October 31, 2006 and 2005. For the fiscal year ended October 31, 2007, the potential common shares have been excluded from the computation of diluted per share because the effect would have been anti-dilutive:

                                2007           2006           2005
                            ------------   ------------   ------------
         Preferred shares      1,200,000      1,200,000      1,200,000
         Stock options            37,300         97,200        103,100
         Warrants                400,000        100,000        100,000
                            ------------   ------------   ------------
              TOTAL            1,637,300      1,397,200      1,403,100
                            ============   ============   ============

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                             Income        Shares         Per Share
Year ended October 31, 2007               (Numerator)   (Denominator)      Amount
---------------------------------------   ------------   ------------   ------------
Basic income per year;
Net income                                $  2,663,104      6,712,625   $       0.40
Effect of Dilutive Securities:
Income available to Common Stockholders   $  2,663,104      6,712,625   $       0.40
                                          ============   ============   ============

                                             Income        Shares         Per Share
Year ended October 31, 2006               (Numerator)   (Denominator)      Amount
---------------------------------------   ------------   ------------   ------------
Basic income per year;
Net income                                $    682,936      6,447,790   $       0.11
Effect of Dilutive Securities:
Options                                             --        131,880          (0.01)
                                          ------------   ------------   ------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS   $    682,936      6,579,670   $       0.10
                                          ============   ============   ============


NOTE 8.  INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of October 31, 2007 and 2006 consisted of the following:

                                               2007             2006
                                           ------------     ------------
       Allowance for doubtful accounts     $     23,000     $     25,000
       Capitalization of inventory costs        229,000          267,000
       Sales returns reserve                    193,000          252,000
       Depreciation and amortization          2,430,000        2,382,000
       Net operating loss carry-forwards      5,557,000        5,696,000
       Other                                     22,000           21,000
       Valuation allowance                   (5,105,800)      (7,381,800)
                                           ------------     ------------
          Total deferred tax assets           3,348,200        1,261,200
       Deferred tax liability -
          State taxes                          (371,000)        (384,000)
                                           ------------     ------------
                NET DEFERRED TAX ASSETS    $  2,977,200     $    877,200
                                           ============     ============

         The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the fiscal years ended October 31, 2007, 2006 and 2005.

                                         2007           2006           2005
                                     ------------   ------------   ------------
         Current
             Federal                 $         --   $         --   $         --
             State                          9,366         13,225          8,067
                                     ------------   ------------   ------------
                                            9,366         13,225          8,067
                                     ------------   ------------   ------------
         Deferred taxes
             Federal, current            (121,500)      (127,500)      (127,500)
             Federal, non-current      (1,978,500)      (443,700)      (178,500)
                                     ------------   ------------   ------------
                                       (2,100,000)      (571,200)      (306,000)
                                     ------------   ------------   ------------
INCOME TAX BENEFIT, NET              $ (2,090,634)  $   (557,975)  $   (297,933)
                                     ============   ============   ============

         A reconciliation of the net benefit from income taxes and the amount computed by applying the federal statutory rate to income before benefit for income taxes for the fiscal years ended October 31, 2007, 2006 and 2005 is as follows:

                                         2007           2006           2005
                                     ------------   ------------   ------------
Computed income tax provision at
  federal statutory rate             $    194,640   $     42,487   $    444,904
Increase (decrease) resulting from
    State income taxes                     34,406         11,341         80,403
    Permanent items                           972          2,533          1,123
    Change in valuation allowance      (2,320,652)      (619,981)      (824,363)
    Other, net                                 --          5,645             --
                                     ------------   ------------   ------------
        TOTAL                        $ (2,090,634)  $   (557,975)  $   (297,933)
                                     ============   ============   ============

         As of October 31, 2007, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,224,000 and $4,290,000, respectively.

         The Company has net operating loss carry-forwards for which partial benefit for income taxes has been provided. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not a substantial portion of deferred tax assets will not be realized.

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

         As of October 31, 2007 and 2006, the Company had available alternative minimum tax credit carry-forwards for tax purposes of approximately $114,000 that may be used indefinitely to reduce regular federal income tax until exhausted.

NOTE 9.  EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing plan covering all eligible employees. Eligible employees may elect to contribute up to 15% of their annual compensation, as defined, and may elect to separately contribute up to 100% of their annual bonus, if any, to the plan. The Company may also elect to make discretionary contributions. In the fiscal years ended, October 31, 2007, 2006 and 2005, the Company provided matching contributions of $40,049, $40,000 and $20,000, respectively.

NOTE 10. FOREIGN OPERATIONS

         The Company operates a warehouse and sales office in Belgium. The following is a summary of the Company's foreign operations:

                                         2007           2006
                                     ------------   ------------
         Balance Sheet
              Identifiable assets    $    426,978   $    647,475


                                         2007           2006           2005
                                     ------------   ------------   ------------
         Statement of Operations
              Net sales              $    996,397   $  1,045,152   $  1,503,438
              Net income  (loss)     $   (178,394)  $   (169,854)  $     87,194

         The Company exports directly from the United States to foreign countries. During the fiscal years ended October 31, 2007, 2006 and 2005, such net sales amounted to $1,767,552, $1,357,212 and $1,521,935, respectively.


NOTE 11. QUARTERLY INFORMATION (UNAUDITED)

         The following tables represent the Company's quarterly data for the fiscal years ended October 31, 2007, 2006 and 2005:

                                                          2007
                     --------------------------------------------------------------------------------
                        FIRST           SECOND            THIRD           FOURTH
                       QUARTER          QUARTER          QUARTER          QUARTER           TOTAL
                     ------------     ------------     ------------     ------------     ------------
Net sales            $  5,990,174     $  6,450,612     $  6,175,318     $  6,409,580     $ 25,025,684
Gross profit         $  3,775,409     $  4,242,666     $  3,887,843     $  4,092,082     $ 15,998,000
Net income
available to
common
shareholders         $    154,026     $    514,022     $    256,434     $  1,738,622     $  2,663,104
Basic earnings
per share            $       0.02     $       0.08     $       0.04     $       0.26     $       0.40
Diluted earnings
per share            $       0.02     $       0.08     $       0.04     $       0.26     $       0.40



                                                          2006
                     --------------------------------------------------------------------------------
                        FIRST           SECOND            THIRD           FOURTH
                       QUARTER          QUARTER          QUARTER          QUARTER           TOTAL
                     ------------     ------------     ------------     ------------     ------------
Net sales            $  5,591,693     $  5,854,615     $  5,690,177     $  6,025,810     $ 23,162,295
Gross profit         $  3,675,196     $  3,902,931     $  3,815,021     $  3,685,841     $ 15,078,989
Net income
available to
common
shareholders         $    119,890     $    306,301     $    229,530     $     27,215     $    682,936
Basic earnings
per share            $       0.02     $       0.05     $       0.04     $       0.00     $       0.11
Diluted earnings
per share            $       0.02     $       0.05     $       0.03     $       0.00     $       0.10



                                                          2005
                     --------------------------------------------------------------------------------
                        FIRST           SECOND            THIRD           FOURTH
                       QUARTER          QUARTER          QUARTER          QUARTER           TOTAL
                     ------------     ------------     ------------     ------------     ------------
Net sales            $  5,844,918     $  6,946,265     $  6,277,520     $  5,981,130     $ 25,049,833
Gross profit         $  3,774,798     $  4,604,941     $  4,037,209     $  3,953,179     $ 16,370,127
Net income
available to
common
shareholders         $    140,912     $    336,369     $    846,090     $    283,104     $  1,606,475
Basic earnings
per share            $       0.02     $       0.05     $       0.13     $       0.06     $       0.26
Diluted earnings
per share            $       0.02     $       0.05     $       0.13     $       0.05     $       0.25



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

         In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within we have been detected.

         As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the same person has both titles), evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of that date.

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

ITEM 11--EXECUTIVE COMPENSATION

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

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Other Information - Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14--PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information under the caption "Independent Public Accountants" in the Proxy Statement is incorporated herein by reference.



                                     PART IV

ITEM 15--EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of Report:

    1.   Financial Statements:

         Independent Auditor's Report

         Balance Sheets at October 31, 2007 and 2006

         Statements of Operations for the years ended October 31, 2007, 2006 and 2005

         Statements of Changes in Shareholders' Equity (Deficit) for the years ended October 31, 2007, 2006 and 2005

         Statements of Cash Flows for the years ended October 31, 2007, 2006 and 2005

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

     SIGNATURE                                  TITLE                             DATE

/s/ Michael Prince           Chief Executive Officer, Chief Financial        January 28, 2008
-----------------------      Officer and Director (Principal Financial
    Michael Prince           and Accounting Officer)

/s/ Edward Meltzer           Director                                        January 28, 2008
-----------------------
    Edward Meltzer

/s/ Drew Miller              Director                                        January 28, 2008
-----------------------
    Drew Miller

/s/ Ted Pasternack           Director                                        January 28, 2008
-----------------------
    Ted Pasternack

/s/ Richard M. Torre         Chairman of the Board                           January 28, 2008
-----------------------
    Richard M. Torre

                                  EXHIBIT INDEX

Exhibit  Exhibit
Number   Description
-------  -----------
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

 4.2     Specimen Stock Certificate for Series A 2% Convertible Preferred Stock.
         (1)

 10.1 1997 Stock Plan. Incorporated by reference to Exhibit 10.1 to Signature's Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

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

 10.4 License Agreement dated May 28, 1991, between Laura Ashley Manufacturing B.V. and Signature, as amended August 2, 1993. Incorporated by reference to Exhibit 10.5 of Signature's Annual Report on Form 10-K for the year ended October 31, 2000. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.] Further Amending Agreement dated December 18, 2002; letter Amendment dated as of April 14, 2003. Incorporated by reference to Exhibit 10.5 of Signature's Annual Report on Form 10-K for the year ended October 31, 2002. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.] Letter Agreement dated February 9, 2007. Incorporated by reference to Exhibit 10.1 of Signature's Quarterly Report on Form 10-Q for the quarter ended April 30, 2007. [Portions of this Amending Agreement have been deleted and filed separately with the Commission pursuant to a request for Confidential Treatment.]

 10.5 Lease Agreement, dated March 7, 2005, between Signature and Roxbury Property Management Incorporated by reference to Exhibit 10.1 to Signature's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

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

 10.10 Subordination Agreement, dated April 21, 2003, among Bluebird Finance Limited, Signature and Home Loan and Investment Company.(1)

 10.11 100,000 Warrants, dated April 21, 2003, issued to Home Loan and Investment Company.(1)

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

 10.16 License Agreement dated September 23, 1999 between Signature and bebe stores, inc.; Amendment dated September 23, 1999; Amendment Two dated June 4, 2002; Amendment Three dated July 3, 2003; and Amendment Four dated April 5, 2005. Incorporated by reference to Exhibit 10.19 of Signature's Annual Report on Form 10-K for the year ended October 31, 2005. Amendment Five dated June 28, 2006. Incorporated by reference to
         Exhibit 10.16 of Signature's Annual Report on Form 10-K for the year ended October 31, 2006. Amendment Six dated December 31, 2006. Incorporated by reference to Exhibit 10.2 of Signature's Quarterly Report on Form 10-Q for the quarter ended January 31, 2007. Amendment Seven dated August 23, 2007 [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to request for and/or grant of Confidential Treatment.]

 10.17 Loan and Security Agreement dated September 14, 2007 between Signature and Comerica Bank. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for grant of Confidential Treatment.]

 23.1    Consent of Grobstein, Horwath & Company LLP

 31.1    Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

 32.1    Certification Pursuant to 18 U.S.C. ss. 1350

 99.1    Schedule II--Valuation and Qualifying Accounts.

--------------------
(1) Incorporated by reference to Form 8-K dated April 28, 2003.