Form 10-K/A
period 2007-10-31
SIGNATURE EYEWEAR INC
filed 2008-02-28
CIK 1036292

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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

                                EXPLANATORY NOTE


Signature Eyewear Inc. is filing this amendment to its Form 10-K for the sole purpose of filing dated Certifications as Exhibits 31.1 and 32.1, as the dates were inadvertently omitted from the original filing, and Exhibit 23.1, which was also inadvertently omitted.

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


                                                Date: February 28, 2008

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