Form 10-Q
period 2008-01-31
SIGNATURE EYEWEAR INC
filed 2008-03-14
CIK 1036292

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to ________.

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



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer |_|                   Accelerated Filer         |_|
     Non-accelerated Filer   |_| (Do not check     Smaller reporting company |X|
                                 if a smaller
                                 reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q



PART I    FINANCIAL INFORMATION                                            PAGE

Item 1    Financial Statements

          Balance Sheets                                                   3-4

          Statements of Income                                             5

          Statements of Cash Flows                                         6

          Notes to the Financial Statements                                7-9

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    10

Item 3    Quantitative and Qualitative Disclosures about
          Market Risk                                                      13

Item 4    Controls and Procedures                                          13



PART II   OTHER INFORMATION

Item 5    Other Information                                                14

Item 6    Exhibits                                                         14

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                                 AT JANUARY 31, 2008 (UNAUDITED)
                                                  AND OCTOBER 31, 2007 (AUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                       January 31,   October 31,
                                                          2008          2007
                                                      -----------   -----------
Current assets

  Cash and cash equivalents                           $   224,390   $   461,080
  Accounts receivable - trade, net of allowance for
      doubtful accounts of $52,836, respectively        2,793,094     2,884,092
  Inventory                                             5,026,303     4,764,490
  Promotional products and materials                      149,978       176,220
  Prepaid expenses and other current assets               373,783       299,930
  Deferred income taxes                                   376,500       376,500
                                                      -----------   -----------
          Total current assets                          8,944,048     8,962,312

Property and equipment, net                               460,455       393,134
Deposits and other assets                                  94,176        92,769
Deferred income taxes                                   2,600,700     2,600,700
                                                      -----------   -----------
          Total assets                                $12,099,379   $12,048,915
                                                      ===========   ===========





   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                                 AT JANUARY 31, 2008 (UNAUDITED)
                                                  AND OCTOBER 31, 2007 (AUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     January 31,    October 31,
                                                        2008           2007
                                                    ------------   ------------
Current liabilities
  Accounts payable - trade                          $  4,712,828   $  4,757,209
  Accrued expenses and other current liabilities       1,573,991      1,643,955
  Reserve for customer returns                           300,309        300,309
  Current portion of long-term debt                      324,433        365,100
                                                    ------------   ------------

      Total current liabilities                        6,911,561      7,066,573

Long-term debt, net of current portion                 4,837,500      4,782,500
                                                    ------------   ------------

      Total liabilities                               11,749,061     11,849,073
                                                    ------------   ------------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.001 par value
      5,000,000 shares authorized
          Series A 2% convertible preferred stock,
            $0.001 par value;
          1,360,000 shares authorized
          1,200,000 issued and outstanding                 1,200          1,200
  Common stock, $0.001 par value
      30,000,000 shares authorized
      6,855,639 shares and 6,855,639 issued
          and outstanding, respectively                    6,856          6,856
  Additional paid-in capital                          15,589,912     15,589,912
  Accumulated deficit                                (15,247,650)   (15,398,126)
                                                    ------------   ------------

      Total shareholders' equity                         350,318        199,842
                                                    ------------   ------------

      Total liabilities and shareholders' equity    $ 12,099,379   $ 12,048,915
                                                    ============   ============






   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                            STATEMENTS OF INCOME
                         FOR THE THREE MONTHS ENDED JANUARY 31, 2008 (UNAUDITED)
                                                AND JANUARY 31, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                                                         2008           2007
                                                     -----------    -----------
Net sales                                            $ 5,555,258    $ 5,990,174
Cost of sales                                          1,979,433      2,214,765
                                                     -----------    -----------
Gross profit                                           3,575,825      3,775,409
                                                     -----------    -----------

Operating expenses
      Selling                                          1,932,982      2,093,105
      General and administrative                       1,389,493      1,436,572
      Depreciation and amortization                       21,747         47,087
                                                     -----------    -----------
          Total operating expenses                     3,344,222      3,576,764
                                                     -----------    -----------

Income from operations                                   231,603        198,645
                                                     -----------    -----------

Interest expense                                         (80,031)      (120,327)
                                                     -----------    -----------

Income before taxes                                      151,572         78,318
Income tax (benefit)                                       1,096        (75,708)
                                                     -----------    -----------

Net income available to
      common stock shareholders                      $   150,476    $   154,026
                                                     ===========    ===========
Basic and Diluted earnings per share                 $      0.02    $      0.02
                                                     ===========    ===========
Weighted-average common shares
      outstanding - Basic and Diluted                  6,855,639      6,555,639
                                                     ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED JANUARY 31, 2008 (UNAUDITED)
                                                AND JANUARY 31, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                                                          2008          2007
                                                      -----------   -----------
Cash flows from operating activities
  Net income                                          $   150,476   $   154,026
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Deferred tax asset                                     --         (76,500)
      Depreciation and amortization                        21,747        47,087
      (Increase) decrease in:
         Accounts receivable - trade                       90,998      (630,020)
         Inventories                                     (261,813)     (378,531)
         Promotional products and materials                26,242       (38,855)
         Prepaid expenses and other current assets        (73,854)      (97,576)
      Increase (decrease) in:
         Accounts payable - trade                         (44,381)    1,020,354
         Accrued expenses and other current
           liabilities                                    (69,964)      (78,379)
                                                      -----------   -----------

Net cash used in operating activities                    (160,548)      (78,394)
                                                      -----------   -----------

Cash flows from investing activities
  Purchase of property and equipment                      (89,068)       (9,241)
  Deposits and other assets                                (1,407)         (529)
                                                      -----------   -----------

Net cash used in investing activities                     (90,475)       (9,770)
                                                      -----------   -----------

Cash flows from financing activities
  Payments on short-term debt                             (40,667)         --
  Payments on long-term debt                             (145,000)     (823,193)
  Borrowings on long-term debt                            200,000       750,000
                                                      -----------   -----------

Net cash provided by (used in) financing
  activities                                               14,333       (73,193)
                                                      -----------   -----------

Net decrease in cash and cash equivalents                (236,690)     (161,357)


Cash and cash equivalents, beginning of year              461,080       554,138
                                                      -----------   -----------
Cash and cash equivalents, end of year                $   224,390   $   392,781
                                                      ===========   ===========

Supplemental disclosures of cash
  flow information

     Interest paid                                    $    55,322   $    83,434
                                                      ===========   ===========
     Income taxes paid                                $     1,096   $       792
                                                      ===========   ===========






   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

 (INFORMATION AS OF JANUARY 31, 2008 AND FOR THE THREE MONTHS ENDED JANUARY 31,
                           2008 AND 2007 IS UNAUDITED)



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


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2007. The results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ended October 31, 2008.

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

                                                  THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                   JANUARY 31,     JANUARY 31,
                                                      2008            2007
                                                   ----------      ----------
         Net income available to common
           stock shareholders                      $  150,476      $  154,026
                                                   ==========      ==========
         Weighted average number of common
           shares used in basic EPS                 6,855,639       6,555,639

         Effect of dilutive stock options or
           warrants                                       -0-             -0-
                                                   ----------      ----------
         Weighted average number of common
           shares and dilutive potential
           common shares used in dilutive EPS       6,855,639       6,555,639
                                                   ==========      ==========

         The Company had no dilutive shares from stock options or warrants for the three months ended January 31, 2008 and 2007.

         The following potential common shares have been excluded from the computations of diluted earnings per share for the three months ended January 31, 2008 and 2007 because the effect would have been anti-dilutive:

                                                      2008            2007
                                                   ----------      ----------
         Stock options                                 37,300          96,600
         Warrants                                     400,000         100,000
                                                   ----------      ----------
            TOTAL                                     437,300         196,600
                                                   ==========      ==========

Foreign Currency Translation
----------------------------

         The Company's Belgium branch's functional currency is the Euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were not material for the three months ended January 31, 2008 and 2007.

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


NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment at the dates indicated consisted of the following:

                                                 JANUARY 31,       OCTOBER 31,
                                                    2008              2007
                                                ------------      ------------
Computer equipment                              $  1,624,362      $  1,624,362
Leasehold improvements                             1,275,386         1,254,986
Software                                           1,224,098         1,153,642
Office furniture and equipment                       914,975           914,975
Machinery and equipment                              730,807           732,595
                                                ------------      ------------
                                                $  5,769,628      $  5,680,560

Less accumulated depreciation and amortization    (5,309,173)       (5,287,426)
                                                ------------      ------------
                  TOTAL                         $    460,455      $    393,134
                                                ============      ============

         Depreciation and amortization expense was $21,747 and $47,087 for the three months ended January 31, 2008 and 2007, respectively.


NOTE 4.  LONG-TERM DEBT

         Long-term debt (excluding accrued and unpaid interest) consisted of the following at the dates indicated:

                                                 JANUARY 31,       OCTOBER 31,
                                                    2008              2007
                                                ------------      ------------
Revolving line of credit from Comerica Bank $ 2,900,000 $ 2,700,000 Revolving line of credit from Bluebird Finance
  Limited                                          2,102,500         2,247,500
Term note payable to Ashford Capital, LLC.           125,000           125,000
Note payable to a commercial bank in the
  original amount of $750,000                         34,433            75,100
                                                ------------      ------------
                                                   5,161,933         5,147,600
Less current portion                                 324,433           365,100
                                                ------------      ------------
                  LONG-TERM PORTION             $  4,837,500      $  4,782,500
                                                ============      ============


NOTE 5.  INCOME TAXES

         As of October 31, 2007, the Company had recognized a $2,977,200 income tax benefit. Realization of this deferred tax asset is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that the Company will generate taxable income to utilize some of the deferred tax asset before their expiration. However, there can be no assurance that the Company will meet its expectation of future income. As a result, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such occurrence could materially adversely affect the Company's results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended October 31, 2007, as well as those discussed elsewhere in this Form 10-Q. Those forward-looking statements relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

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

         We reported net income of $150,000 on net sales of $5.6 million for the three months ended January 31, 2008 (the "2008 Quarter") compared to net income of $154,000 on net sales of $6.0 million for the three months ended January 31, 2007 (the "2007 Quarter"). The decrease in net sales was due primarily to the slowdown in the domestic economy and a general slowdown in the optical frame sector. Income from operations increased from $199,000 in the 2007 Quarter to $232,000 for the 2008 Quarter notwithstanding the decrease in net sales. This increase was due primarily to an increase in gross margin and a decrease in compensation expense. Net income was also favorably impacted by a $40,000 reduction in interest expense due to a lower level of borrowings and lower interest rates, the latter resulting from the refinancing of our principal credit facility in September 2007.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                      THREE MONTHS ENDED
                                                          JANUARY 31,
                                                   ---------------------------
                                                       2008           2007
                                                   ------------   ------------
         Net sales                                        100.0%         100.0%
         Cost of sales                                     35.6           37.0
                                                   ------------   ------------
         Gross profit                                      64.4           63.0
                                                   ------------   ------------
         Operating expenses:
             Selling                                       34.8           34.9
             General and administrative                    25.0           24.0
             Depreciation and amortization                  0.4            0.8
                                                   ------------   ------------
                  Total operating expenses                 60.2           59.7
                                                   ------------   ------------
         Income from operations                             4.2            3.3
                                                   ------------   ------------
         Other income (expense), net
                                                           (1.4)          (2.0)
                                                   ------------   ------------
         Income before provision for income taxes           2.8            1.3
                                                   ------------   ------------
         Provision (benefit) for income taxes               0.0           (1.3)
                                                   ------------   ------------
         Net income                                         2.8%           2.6%
                                                   ============   ============


         NET SALES. Net sales decreased by 7.3% or $435,000 from the 2007 Quarter to the 2008 Quarter. The following table contains information regarding net sales for the periods indicated:

                               THREE MONTHS ENDED JANUARY 31,
                        -------------------------------------------
(Dollars in thousands)           2008                   2007            CHANGE
                        --------------------   --------------------    --------

bebe eyes               $  2,096       37.7%   $  2,142       35.8%       (2.1)%

Nicole Miller Eyewear      1,193       21.5       1,208       20.2        (1.2)%

Laura Ashley Eyewear         887       16.0         694       11.6        27.8%

Other                      1,379       24.8       1,946       32.4       (29.1)%
                        --------    --------   --------    --------
Total                   $  5,555      100.0%   $  5,990      100.0%       (7.3)%
                        ========    ========   ========    ========

         The general slowdown in the domestic economy and the optical frame market affected all of our lines other than Laura Ashley, which increased $193,000 from quarter to quarter. Direct sales to independent optical retailers and distributors decreased $399,000 from the 2007 Quarter to the 2008 Quarter. International sales decreased $126,000 in the 2008 Quarter. Sales to optical retail chains increased $127,000 in the 2008 Quarter.

         Net sales reflect gross sales less a reserve for product returns established by us based on products that we are aware will be returned as of that date. Our reserves were $404,000 and $504,000 at January 31, 2008 and 2007, respectively. We had $767,000 and $830,000 in product returns for the 2008 Quarter and 2007 Quarter, respectively, but due to lower sales in the 2008 Quarter, the product returns percentage was 12.5% in both of the 2008 and 2007 Quarters.

         We also maintain an allowance for product returns. Changes in the allowance in any period will have a corresponding impact on net sales during the period. Our allowance for product returns did not change in the 2008 Quarter.

         GROSS PROFIT AND GROSS MARGIN. Gross profit decreased $200,000 from the 2007 Quarter to the 2008 Quarter due to lower net sales. The increase in gross margin from 63.0% in the 2007 Quarter to 64.4% in the 2008 Quarter was primarily due to lower margin close-out sales of Eddie Bauer Eyewear during the 2007 Quarter.

         SELLING EXPENSES. Selling expenses decreased $160,000 from the 2007 Quarter to the 2008 Quarter primarily due to a decrease of $156,000 in compensation expense for sales personnel.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the 2008 Quarter decreased $47,000 from the 2007 Quarter.

         OTHER INCOME (EXPENSE), NET. Other expense is primarily interest expense. Interest expense decreased $40,000 in the 2008 Quarter primarily due to lower borrowings and a reduction in the weighted average rate on our borrowings. In September 2007, we refinanced our principal bank credit facility, which increased our borrowing capacity and changed our interest rate from fixed rates ranging from 10%-12% per annum to a variable interest rate equal to the bank's base rate plus 0.5% or LIBOR plus 3.25%, at our election. During the 2008 Quarter, the interest rate on this credit facility ranged from 8.0% per annum to 6.5% per annum at January 31, 2008.

         PROVISION (BENEFIT) FOR INCOME TAXES. As a result of our net loss carry-forward, we had no income tax expense other than franchise taxes in various states in the 2008 Quarter. We did not recognize any income tax benefit in the 2008 Quarter as compared to recognizing an income tax benefit of $76,000 in the 2007 Quarter resulting from a decrease in the valuation allowance on our deferred tax asset relating primarily to its net operating loss carryforwards. As of October 31, 2007, we had recognized a $2,977,000 income tax benefit expected in future years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Our accounts receivable (net of allowance for doubtful accounts) were $2.8 million at January 31, 2008 compared to $2.9 million at October 31, 2007. This decrease was primarily due to lower sales in the period.

         Our inventories (at lower of cost or market) were $5.0 million at January 31, 2008 as compared to $4.8 million at October 31, 2007. This increase was primarily due to an increase in inventory in anticipation of the general factory closedown in China for the Chinese New Year's celebration.

         Our long-term debt (including current portion) increased $14,000 from October 31, 2007 to January 31, 2008. See Note 4 of Notes to Financial Statements for further information regarding our long-term debt. At January 31, 2008, the interest rate on our Comerica revolving line of credit was 6.5% per annum and we had $1.5 million of additional borrowing capacity under that line.

         Of the Company's accounts payable at January 31, 2008, approximately $600,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company on a weekly basis assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies.

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

         Not applicable.


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

NOTE 6.     SUBSEQUENT EVENTS

         On March 11, 2008, the Company entered into a new employment agreement with Michael Prince, the Chief Executive Officer, which replaced his existing employment agreement. In addition, the Company entered into employment agreements with Jill Gardner, Raul Khantzis and Kevin D. Seifert, each of whom is a Senior Vice President.

                                    PART II.
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On March 11, 2008, the Company entered into employment agreements with Michael Prince, Chief Executive Officer, and Jill Gardner, Raul Khantzis and Kevin D. Seifert, each of whom is a Senior Vice President.

         Mr. Prince's employment agreement superseded his existing employment agreement with the Company. Under Mr. Prince's new employment agreement, his base salary is $320,000 per year, increasing a minimum of 5% per year on April 15 of each year, commencing April 15, 2009. In addition, the Company has agreed to make contributions to Mr. Prince's account in the Company's 401(k) plan each year in an amount equal to a specified percentage, ranging from 70% to 100% depending on his age, of the maximum allowable employee contribution for such year under the rules of the Internal Revenue Service, up to a maximum of $30,000 each year. The Company may terminate Mr. Prince's employment at any time and Mr. Prince may terminate his employment at any time upon 30 days' prior notice. If Mr. Prince's employment is terminated by the Company without cause or by Mr. Prince for "good reason," Mr. Prince will be entitled to continue to receive, until the later to occur of six months from termination of employment or March 1, 2013, continuation of his base salary and other benefits. "Good reason" is defined to include, among other things, an adverse change in the employee's position, responsibilities or duties, a reduction in compensation or assignment to an office or location outside the Los Angeles metropolitan area on other than a temporary basis.

         The employment agreements for each of the other executive officers are substantially identical, but for the base salaries which are: Mr. Seifert--$120,000; Mr. Khantzis--$120,000; and Ms. Gardner--$110,000. The base salaries increase a minimum of 5% per year on April 15 of each year, commencing April 15, 2009. The Company has agreed to make contributions to each executive officer's account in the Company's 401(k) plan each year in an amount equal to a specified percentage, ranging from 40% to 100% depending on the officer's age, of the maximum allowable employee contribution for such year under the rules of the Internal Revenue Service, up to a maximum of $30,000 per year. The Company may terminate the executive officer's employment at any time and the executive officer may terminate his or her employment at any time upon 30 days' notice. If the executive officer's employment is terminated by the Company without cause or by the executive officer for "good reason," the executive officer will be entitled to continue to receive, until the later to occur of six months from termination of employment or March 1, 2011, continuation of his or her base salary, and for six months following termination of employment, the Company will pay the executive officer's premiums under the Company's medical, dental and similar employee-benefit plans.

ITEM 6.  EXHIBITS.

         See Exhibit Index Attached

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    March 14, 2008                         SIGNATURE EYEWEAR, INC.


                                                By: /s/ Michael Prince
                                                    --------------------------
                                                    Michael Prince
                                                    Chief Executive Officer
                                                    Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit           Exhibit
Number            Description
-------           -----------

31.1              Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1              Certification Pursuant to 18 U.S.C. ss. 1350