Form 10-Q/A
period 2008-01-31
SIGNATURE EYEWEAR INC
filed 2008-03-18
CIK 1036292

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

================================================================================

                                EXPLANATORY NOTE

Signature Eyewear, Inc. is filing this amendment to its Form 10-Q for the sole purpose of moving "Note 6 --Subsequent Events" of Notes to Financial Statements, which had been inadvertently included in Part I, Item 4, to the Notes to Financial Statements in Part I, Item 1.

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



Date:    March 17, 2008                         SIGNATURE EYEWEAR, INC.


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