Form 10-Q
period 2008-04-30
SIGNATURE EYEWEAR INC
filed 2008-06-12
CIK 1036292

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2008

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________.


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

Non-accelerated Filer   |_|                        Smaller reporting company |X|
(Do not check if a smaller
   reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,955,639 shares issued and outstanding as of June 6, 2008.

================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

PART I    FINANCIAL INFORMATION                                             PAGE
------    ---------------------                                             ----

Item 1    Financial Statements                                                 3

          Balance Sheets                                                       3

          Statements of Income                                                 5

          Statements of Cash Flows                                             6

          Notes to the Financial Statements                                    7

Item 2    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             11

Item 3    Quantitative and Qualitative Disclosures about Market Risk          14

Item 4    Controls and Procedures                                             14

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                   15

Item 1A   Risk Factors                                                        15

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3    Defaults upon Senior Securities                                     15

Item 4    Submission of Matters to a Vote of Security Holders                 16

Item 5    Other Information                                                   16

Item 6    Exhibits                                                            16

                                    PART I.
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                                   At April 30, 2008 (Unaudited)
                                                  and October 31, 2007 (Audited)

================================================================================

                                               ASSETS

                                                                       April 30,       October 31,
                                                                         2008              2007
                                                                     ------------      ------------
CURRENT ASSETS

     Cash and cash equivalents                                       $    215,070     $    461,080
     Accounts receivable - trade, net of allowance for
         doubtful accounts of $52,836                                   3,043,473        2,884,092
     Inventory                                                          4,923,061        4,764,490
     Promotional products and materials                                   148,621          176,220
     Prepaid expenses and other current assets                            357,985          299,930
     Deferred income taxes                                                376,500          376,500
                                                                     ------------     ------------

             Total current assets                                       9,064,710        8,962,312

PROPERTY AND EQUIPMENT, net                                               432,633          393,134
TOTAL DEPOSITS AND OTHER ASSETS                                            95,040           92,769
DEFERRED INCOME TAXES                                                   2,600,700        2,600,700
                                                                     ------------     ------------

                Total assets                                         $ 12,193,083     $ 12,048,915
                                                                     ============     ============





   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                                  BALANCE SHEETS
                                                   At April 30, 2008 (Unaudited)
                                                  and October 31, 2007 (Audited)

================================================================================

                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       April 30,       October 31,
                                                                         2008              2007
                                                                     ------------      ------------
CURRENT LIABILITIES
     Accounts payable - trade                                        $  4,719,897      $  4,757,209
     Accrued expenses and other current liabilities                     1,588,933         1,643,955
     Reserve for customer returns                                         300,309           300,309
     Current portion of long-term debt                                    290,000           365,100
                                                                     ------------      ------------

         Total current liabilities                                      6,899,139         7,066,573
                                                                     ------------      ------------

LONG-TERM DEBT, net of current portion                                  4,665,000         4,782,500
                                                                     ------------      ------------

             Total liabilities                                         11,564,139        11,849,073
                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
             Series A 2% convertible preferred stock, $0.001
                par value;
             1,360,000 shares authorized
             1,200,000 shares outstanding                                   1,200             1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,955,639 shares and 6,855,639 shares
             outstanding, respectively                                      6,956             6,856
     Additional paid-in capital                                        15,656,812        15,589,912
     Accumulated deficit                                              (15,036,024)      (15,398,126)
                                                                     ------------      ------------

                Total shareholders' equity                                628,944           199,842
                                                                     ------------      ------------

                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 12,193,083      $ 12,048,915
                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                            STATEMENTS OF INCOME
            For The Three Months and Six Months Ended April 30, 2008 (Unaudited)
                                                  and April 30, 2007 (Unaudited)

================================================================================

                                           For The Three Months Ended           For The Six Months Ended
                                         ------------------------------      ------------------------------
                                             2008              2007              2008              2007
                                         ------------      ------------      ------------      ------------
NET SALES                                $  6,685,705      $  6,450,612      $ 12,240,963      $ 12,440,786
COST OF SALES                               2,410,786         2,207,946         4,390,219         4,422,711
                                         ------------      ------------      ------------      ------------

GROSS PROFIT                                4,274,919         4,242,666         7,850,744         8,018,075
                                         ------------      ------------      ------------      ------------

OPERATING EXPENSES
     Selling                                2,494,345         2,348,174         4,427,327         4,441,279
     General and administrative             1,469,453         1,452,960         2,858,946         2,889,532
     Depreciation and amortization             26,889            48,099            48,636            95,186
                                         ------------      ------------      ------------      ------------
         Total operating expenses           3,990,687         3,849,233         7,334,909         7,425,997
                                         ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                        284,232           393,433           515,835           592,078
                                         ------------      ------------      ------------      ------------

INTEREST EXPENSE                              (71,491)         (133,611)         (151,522)         (253,938)
                                         ------------      ------------      ------------      ------------

INCOME BEFORE TAXES                           212,741           259,822           364,313           338,140
INCOME TAXES                                    1,115          (254,200)            2,211          (329,908)
                                         ------------      ------------      ------------      ------------

NET INCOME AVAILABLE TO
     COMMON SHAREHOLDERS                 $    211,626      $    514,022      $    362,102      $    668,048
                                         ============      ============      ============      ============
BASIC AND DILUTED EARNINGS PER SHARE     $       0.03      $       0.08      $       0.05      $       0.10
                                         ============      ============      ============      ============

WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED        6,865,502         6,567,146         6,860,571         6,567,146
                                         ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                        STATEMENTS OF CASH FLOWS
                             For The Six Months Ended April 30, 2008 (Unaudited)
                                                  and April 30, 2007 (Unaudited)

================================================================================

                                                                        For the Six Months Ended
                                                                     ------------------------------
                                                                         2008              2007
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $    362,102      $    668,048
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Deferred tax asset                                                   --            (331,500)
        Depreciation and amortization                                      48,635            95,186
        (Increase) decrease in:
           Accounts receivable - trade                                   (159,381)         (132,371)
           Inventories                                                   (158,571)         (309,421)
           Promotional products and materials                              27,599           (34,254)
           Prepaid expenses and other current assets                      (58,055)         (152,715)
        Increase (decrease) in:
           Accounts payable - trade                                       (37,312)          708,489
           Accrued expenses and other current liabilities                 (55,022)         (278,875)
                                                                     ------------      ------------

Net cash (used in) provided by operating activities                       (30,005)          232,587
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                    (88,134)          (17,346)
    Deposits and other assets                                              (2,271)            4,605
                                                                     ------------      ------------

Net cash used in investing activities                                     (90,405)          (12,741)
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on short-term debt                                           (75,100)             --
    Payments on long-term debt                                           (217,500)         (992,158)
    Borrowings on long-term debt                                          100,000           875,000
    Proceeds from sale of common stock                                     67,000           206,250
                                                                     ------------      ------------

Net cash (used in) provided by financing activities                      (125,600)           89,092
                                                                     ------------      ------------

Net (decrease) increase in cash and cash equivalents                     (246,010)          308,938


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              461,080           554,138
                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $    215,070      $    863,076
                                                                     ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION

      INTEREST PAID                                                  $    104,221      $    194,796
                                                                     ============      ============

      INCOME TAXES PAID                                              $      2,211      $      1,592
                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

    (INFORMATION AS OF APRIL 30, 2008 AND FOR THE THREE AND SIX MONTHS ENDED
                      APRIL 30, 2008 AND 2007 IS UNAUDITED)

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2007. The results of operations for the six months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ended October 31, 2008.

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

Fair Value of Financial Instruments
-----------------------------------

     For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable-trade, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Income per Share
----------------

     The Company calculates income per share in accordance with SFAS No. 128, "Earnings per Share." Basic income per share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

                                                THREE              THREE               SIX                SIX
                                             MONTHS ENDED       MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                            APRIL 30, 2008     APRIL 30, 2007     APRIL 30, 2008     APRIL 30, 2007
                                            --------------     --------------     --------------     --------------
        Net income available to common
           shareholders                     $      211,626     $      514,022     $      362,102     $      668,048
                                            ==============     ==============     ==============     ==============
        Weighted average number of
           common shares used in basic
           EPS                                   6,865,502          6,567,146          6,860,571          6,567,146
        Effect of dilutive stock options               -0-                -0-                -0-                -0-
                                            --------------     --------------     --------------     --------------
        Weighted average number of
           common shares and dilutive
           potential common shares used
           in dilutive EPS                       6,865,502          6,567,146          6,860,571          6,567,146
                                            ==============     ==============     ==============     ==============

     The Company had no dilutive shares for the six months ended April 30, 2008 and 2007, respectively.

     The following potential common shares have been excluded from the computations of diluted income per share for the three and six months ended April 30, 2008 and 2007 because the effect would have been anti-dilutive:

                               2008           2007
                            ----------     ----------

          Stock options         34,300         96,600
          Warrants             300,000        400,000
                            ----------     ----------
             TOTAL             334,300        496,600
                            ==========     ==========

     On April 21, 2008, 100,000 warrants were exercised at $0.67 per share of common stock by Home Loan Investment Corporation.

Foreign Currency Translation
----------------------------

     The Company's Belgium branch's functional currency is the euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were not material for the three and six months ended April 30, 2008 and 2007.

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

NOTE 3.   PROPERTY AND EQUIPMENT

     Property and equipment at the dates indicated consisted of the following:

                                                      APRIL 30, 2008       OCTOBER 31, 2007
                                                     ----------------      ----------------
  Computer equipment                                 $      1,624,362      $      1,624,362
  Leasehold improvements                                    1,275,386             1,254,986
  Software                                                  1,224,098             1,153,642
  Office furniture and equipment                              914,975               914,975
  Machinery and equipment                                     729,872               732,595
                                                     ----------------      ----------------
                                                     $      5,768,693      $      5,680,560

  Less accumulated depreciation and amortization           (5,336,060)           (5,287,426)
                                                     ----------------      ----------------
                          TOTAL                      $        432,633      $        393,134
                                                     ================      ================

     Depreciation and amortization expense was $48,636 and $95,186 for the six months ended April 30, 2008 and 2007, respectively, and $26,889 and $48,099 for the three months ended April 30, 2008 and 2007, respectively.

NOTE 4.   LONG-TERM DEBT

     Long-term debt (excluding accrued and unpaid interest) consisted of the following at the dates indicated:

                                                             APRIL 30, 2008      OCTOBER 31, 2007
                                                            ----------------     ----------------
Revolving line of credit from Comerica Bank                 $      2,800,000     $      2,700,000
Revolving line of credit from Bluebird Finance Limited             2,030,000            2,247,500
Term note payable to Ashford Capital, LLC.                           125,000              125,000
Note payable to bank in the original amount of $750,000                  -0-               75,100
                                                            ----------------     ----------------
                                                                   4,955,000            5,147,600
Less current portion                                                 290,000              365,100
                                                            ----------------     ----------------
               LONG-TERM PORTION                            $      4,665,000     $      4,782,500
                                                            ================     ================

NOTE 5.   INCOME TAXES

     As of October 31, 2007, the Company had recognized an accumulated $2,977,200 income tax benefit. Realization of this deferred tax asset is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that the Company will generate taxable income to utilize some of the tax carry-forwards before their expiration. However, there can be no assurance that the Company will meet its expectation of future income. As a result, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such occurrence could materially adversely affect the Company's future results of operations.

NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning November 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning November 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and non-derivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the affect on its financial statements, if any, upon adoption of SFAS No. 161.

NOTE 7.   EMPLOYMENT AGREEMENTS

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

     References in this report to "we," "our," "us" or the "Company" refer to Signature Eyewear, Inc.

OVERVIEW

     We generate revenues through the sale of prescription eyeglass frames and sunwear under licensed brand names, including bebe eyes, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear and Nicole Miller Eyewear, and our proprietary Signature brand. We launched a new luxury collection, Carmen Marc Valvo Eyewear, in May 2008. Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to our specifications.

     Our net sales increased from $6.5 million in the three months ended April 30, 2007 (the "2007 Quarter") to $6.7 in the three months ended April 30, 2008 (the "2008 Quarter") due to continued growth in our three best selling lines, bebe eyes, Nicole Miller Eyewear and Laura Ashley Eyewear. Our revenues decreased from $12.4 million in the six months ended April 30, 2007 (the "2007 Six Months") to $12.2 million in the six months ended April 30, 2008 (the "2008 Six Months"), as increases in net sales of our three best selling lines were less than decreases in each of our other lines.

     We had net income of $211,626 and $514,022 for the 2008 Quarter and the 2007 Quarter, respectively, and net income of $362,102 and $668,048 for the 2008 Six Months and 2007 Six Months, respectively. This decrease was due primarily to not recognizing any income tax benefit in the 2008 Quarter or 2008 Six Months as compared to recognizing a net income tax benefit of $254,000 in the 2007 Quarter and $330,000 in the 2007 Six Months resulting from a decrease in the valuation allowance on our deferred tax asset in those periods. The decrease in net income was also due to a $146,000 increase in the selling expense for the 2008 Quarter and a $167,000 decrease in the gross profit for the 2008 Six Months from increasing costs of frames as compared to the comparable periods of the prior year.

     We continued to reduce our long-term debt (including current portion), which decreased by $193,000 from October 31, 2007 to April 30, 2008. Shareholders equity increased from $200,000 at October 31, 2007 to $629,000 at April 30, 2008 due to net income and the issuance of 100,000 shares of stock upon the exercise of warrants for $0.67 per share.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          APRIL 30,                 APRIL 30,
                                                     -------------------       -------------------
                                                      2008         2007         2008         2007
                                                     ------       ------       ------       ------
  Net sales ....................................      100.0%       100.0%       100.0%       100.0%
  Cost of sales ................................       36.1         34.2         35.9         35.6
                                                     ------       ------       ------       ------
  Gross profit .................................       63.9         65.8         64.1         64.4
                                                     ------       ------       ------       ------
  Operating expenses:
    Selling ....................................       37.3         36.4         36.2         35.7
    General and administrative .................       22.0         22.5         23.4         23.2
    Depreciation and amortization ..............        0.4          0.8          0.4          0.8
                                                     ------       ------       ------       ------
        Total operating expenses ...............       59.7         59.7         60.0         59.7
                                                     ------       ------       ------       ------
   Income from operations ......................        4.2          6.1          4.1          4.7
                                                     ------       ------       ------       ------
   Other (expense), net ........................       (1.1)        (2.1)        (1.2)        (2.0)
                                                     ------       ------       ------       ------
   Income before provision for income taxes ....        3.1          4.0          2.9          2.7
                                                     ------       ------       ------       ------
   Provision (benefit) for income taxes ........        0.0         (3.9)         0.0         (2.7)
                                                     ------       ------       ------       ------
   Net income ..................................        3.1%         7.9%         2.9%         5.4%
                                                     ======       ======       ======       ======

     NET SALES. Our net sales increased by 3.6% or $235,000 from the 2007 Quarter to the 2008 Quarter and decreased 1.6% or $200,000 from the 2007 Six Months to the 2008 Six Months. The following table contains information regarding our net sales for the periods indicated:

                                   THREE MONTHS ENDED APRIL 30,                         SIX MONTHS ENDED APRIL 30,
                              --------------------------------------              --------------------------------------
  Dollars in thousands              2008                 2007           CHANGE          2008                 2007           CHANGE
                              -----------------    -----------------    ------    -----------------    -----------------    ------
  bebe eyes ................  $  2,347     35.1%   $  1,984     30.8%    18.3%    $  4,443     36.3%   $  4,126     33.2%      7.7%
  Nicole Miller Eyewear ....     1,864     27.9       1,622     25.1     14.9%       3,057     25.0       2,830     22.7       8.0%
  Laura Ashley Eyewear .....     1,060     15.9         773     12.0     37.1%       1,947     15.9       1,467     11.8      32.7%
  Other ....................     1,415     21.1       2,072     32.1    (31.8)%      2,794     22.8       4,018     32.3     (30.5)%
                              --------    -----    --------    -----              --------    -----    --------    -----
  Total ....................  $  6,686    100.0%   $  6,451    100.0%     3.6%    $ 12,241    100.0%   $ 12,441    100.0%     (1.6)%
                              ========    =====    ========    =====              ========    =====    ========    =====

     The general slowdown in the domestic economy and the optical frame market affected all of our lines other than bebe eyes, Nicole Miller Eyewear and Laura Ashley Eyewear, each of which increased net sales from quarter to quarter and from six months to six months. Direct sales to independent optical retailers and distributors increased $268,000 from the 2007 Quarter to the 2008 Quarter and decreased $131,000 from 2007 Six Months to 2008 Six Months. International sales increased $292,000 in the 2008 Quarter and decreased $57,000 in the 2008 Six Months. Sales to national optical retail chains decreased $37,000 in the 2008 Quarter and increased $51,000 in the 2008 Six Months.

     Net sales reflect gross sales less a reserve for product returns established by us based on products that we are aware will be returned as of that date. Our reserves were $405,000 and $443,000 at April 30, 2008 and October 31, 2007, respectively. We had $805,000 and $894,000 in product returns for the 2008 Quarter and 2007 Quarter, respectively, and product returns as a percentage of gross sales was 10.7% for the 2008 Quarter as compared to 12.1% in the 2007 Quarter. We had $1,571,952 and $1,723,752 in product returns for the 2008 and 2007 Six Months, respectively, and product returns as a percentage of gross sales was 11.4% for the 2008 Six Months as compared to 12.1% in the 2007 Six Months.

     We also maintain an allowance for product returns. Changes in the allowance in any period will have a corresponding impact on net sales during the period. Our allowance for product returns did not change in the 2008 Quarter or 2008 Six Months.

     GROSS PROFIT AND GROSS MARGIN. Our gross profit increased $32,000 or 0.8% from the 2007 Quarter to the 2008 Quarter and decreased $167,000 or 2.1% from the 2007 Six Months to the 2008 Six Months due to higher net sales. Our gross margin was 63.9% and 64.1% in the 2008 Quarter and 2008 Six Months, respectively, compared to 65.8% and 64.4% in the 2007 Quarter and 2007 Six Months, respectively. Our gross margin was negatively impacted in 2008 by an increase in our average frame cost due to the higher cost of labor at our offshore contract manufacturers, raw materials and freight. Our gross margin was also negatively impacted by a weaker dollar. We were unable to raise our frame prices to cover these increased costs due to competitive conditions in the optical frame industry and the sluggish economy.

     SELLING EXPENSES. Our selling expenses for the 2008 Quarter increased $146,000 from the 2007 Quarter primarily due to an increase of $88,000 in advertising and promotional expense and $60,000 in compensation expense. Our selling expense decreased $14,000 or 0.3% from the 2007 Six Months to the 2008 Six Months. This decrease reflected an increase of $130,000 in royalty expense offset by a $134,000 decrease in compensation expense.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses for the 2008 Quarter increased $16,000 from the 2007. Our general and administrative expenses decreased by $31,000 or 0.1% from the 2007 Six Months to the 2008 Six Months.

     INTEREST EXPENSE. Interest expense decreased $62,000 in the 2008 Quarter and $103,000 in the 2008 Six Months primarily due to lower borrowings and a reduction in the weighted average rate on our borrowings. In September 2007, we refinanced our principal bank credit facility, which increased our borrowing capacity and changed our interest rate from fixed rates ranging from 10%-12% per annum to a variable interest rate equal to the bank's base rate plus 0.5% or LIBOR plus 3.25%, at our election. During the 2008 Six Months, the interest rate on this credit facility ranged from 8.0% per annum at November 1, 2007 to 6.5% per annum at January 31, 2008 to 5.5% per annum at April 30, 2008.

     PROVISION (BENEFIT) FOR INCOME TAXES. As a result of our net loss carry-forward, we had no income tax expense other than franchise taxes in various states in the 2008 Quarter or 2008 Six Months. We did not recognize any income tax benefit in the 2008 Quarter or 2008 Six Months as compared to recognizing a net income tax benefit of $254,000 in the 2007 Quarter and $330,000 for the 2008 six months resulting from a decrease in the valuation allowance on our deferred tax asset relating primarily to our net operating loss carryforwards. As of October 31, 2007, we had recognized an accumulated $2,977,200 income tax benefit expected to future years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our accounts receivable (net of allowance for doubtful accounts) were $3.0 million at April 30, 2008 compared to $2.9 million at October 31, 2007. This increase was primarily due to higher sales in the second quarter of 2008 compared to the fourth quarter of 2007.

     Our inventories (at lower of cost or market) were $4.9 million at April 30, 2008 as compared to $4.8 million at October 31, 2007. Because our average frame cost and freight has increased during the past year, while the total value of the inventory has remained relatively constant, the number of units in inventory has declined.

     Our long-term debt (including current portion) decreased $193,000 from October 31, 2007 to April 30, 2008. See Note 4 of Notes to Financial Statements for further information regarding our long-term debt. At April 30, 2008, the interest rate on our Comerica revolving line of credit was 5.5% per annum, and we had $1.6 million of additional borrowing capacity under that line.

     Of our accounts payable at April 30, 2008, approximately $720,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, we, from time to time, assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies.

     During the past two years, we have generated cash primarily through product sales in the ordinary course of business, our bank credit facilities and sales of equity securities. At April 30, 2008, we had working capital of $2.2 million as compared to working capital of $1.9 million at October 31, 2007. During the 2008 Six Months, operating activities used a net of $30,000, financing activities used a net of $126,000 and investing activities used a net of $90,000, resulting in a net decrease of $246,000 in cash and cash equivalents.

     We believe that, at least through the next four fiscal quarters, assuming that there are no unanticipated material adverse developments, and continued compliance with our credit facilities, our cash flows from operations and through credit facilities will be sufficient to enable us to pay our debts and obligations as they mature.

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

                                    PART II.
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Nothing to report.

ITEM 1A.  RISK FACTORS

     Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On April 21, 2008, we issued 100,000 shares of Common Stock for $0.67 per share, or a total of $67,000, to Home Loan Investment Corporation ("HLIC"), upon the exercise of warrants issued in 2003.

     The issuance of these shares was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act as a transaction not involving a public offering. We did not use any general solicitation or general advertising in connection with this issuance. HLIC represented that it was acquiring the shares for investment purposes only and we placed appropriate restrictions on transfer on the shares issued.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Nothing to report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2008 Annual Meeting of Shareholders on April 23, 2008. The only matter submitted to the shareholders at the Annual Meeting was the election of directors. All of the nominees of the Board of Directors were re-elected, as follows:

     NAME OF DIRECTOR                 VOTES FOR          VOTES WITHHELD
     Edward Meltzer                   6,457,074              65,345
     Drew Miller                      6,456,974              65,445
     Ted Pasternack                   6,416,974             105,445
     Michael Prince                   6,416,974             105,445
     Richard M. Torre                 6,416,974             105,445

ITEM 5.   OTHER INFORMATION

     Nothing to report.

ITEM 6.   EXHIBITS

     See Exhibit Index Attached

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 2008                    SIGNATURE EYEWEAR, INC.


                                       By: /s/ Michael Prince
                                          --------------------------------------
                                           Michael Prince
                                           Chief Executive Officer
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number     Exhibit Description
------     -------------------

10.1 Employment Agreement dated March 11, 2008 between Registrant and Michael Prince

10.2       Employment Agreement dated March 11, 2008 between Registrant and Jill
           Gardner

10.3 Employment Agreement dated March 11, 2008 between Registrant and Raul Khantzis

10.4 Employment Agreement dated March 11, 2008 between Registrant and Kevin D. Seifert

31.1       Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1       Certification Pursuant to 18 U.S.C. ss. 1350