Form 10-Q
period 2008-07-31
SIGNATURE EYEWEAR INC
filed 2008-09-10
CIK 1036292

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2008

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



              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). |_| Yes   |X| No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,955,639 shares issued and outstanding as of September 5, 2008.

================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q



PART I    FINANCIAL INFORMATION                                             PAGE
                                                                            ----
Item 1    Financial Statements

          Balance Sheets ...................................................   3

          Statements of Income .............................................   5

          Statements of Cash Flows .........................................   6

          Notes to the Financial Statements ................................   7


Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................  11

Item 3    Quantitative and Qualitative Disclosures about Market Risk .......  15

Item 4    Controls and Procedures ..........................................  15




PART II   OTHER INFORMATION

Item 1    Legal Proceedings ................................................  16

Item 1A   Risk Factors .....................................................  16

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds ......  16

Item 3    Defaults upon Senior Securities ..................................  16

Item 4    Submission of Matters to a Vote of Security Holders ..............  16

Item 5    Other Information ................................................  16

Item 6    Exhibits .........................................................  16

PART I.
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                          SIGNATURE EYEWEAR, INC
                                                                  BALANCE SHEETS
                     AT JULY 31, 2008 (UNAUDITED) AND OCTOBER 31, 2007 (AUDITED)
================================================================================

                                     ASSETS

                                                                    July 31,      October 31,
                                                                      2008           2007
                                                                  ------------   ------------
CURRENT ASSETS

     Cash and cash equivalents                                    $    107,266   $    461,080
     Accounts receivable - trade, net of allowance for doubtful
         accounts of $42,163 and $52,836, respectively               3,103,275      2,884,092
     Inventory                                                       5,308,668      4,764,490
     Promotional products and materials                                124,796        176,220
     Prepaid expenses and other current assets                         326,693        299,930
     Deferred income taxes                                             376,500        376,500
                                                                  ------------   ------------

             Total current assets                                    9,347,198      8,962,312

PROPERTY AND EQUIPMENT, net                                            400,641        393,134
DEPOSITS AND OTHER ASSETS                                               95,071         92,769
DEFERRED INCOME TAXES                                                2,600,700      2,600,700
                                                                  ------------   ------------

                 TOTAL ASSETS                                     $ 12,443,610   $ 12,048,915
                                                                  ============   ============












   The accompanying notes are an integral part of these financial statements.

                                                          SIGNATURE EYEWEAR, INC
                                                                  BALANCE SHEETS
                     AT JULY 31, 2008 (UNAUDITED) AND OCTOBER 31, 2007 (AUDITED)
================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    July 31,      October 31,
                                                                      2008           2007
                                                                  ------------   ------------
CURRENT LIABILITIES
     Accounts payable - trade                                     $  5,118,271   $  4,757,209
     Accrued expenses and other current liabilities                  1,487,842      1,643,955
     Reserve for customer returns                                      300,309        300,309
     Current portion of long-term debt                                 290,000        365,100
                                                                  ------------   ------------

         Total current liabilities                                   7,196,422      7,066,573

LONG-TERM DEBT, net of current portion                               4,442,500      4,782,500
                                                                  ------------   ------------

             Total liabilities                                      11,638,922     11,849,073
                                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
             Series A 2% convertible preferred stock,
                 $0.001 par value;
             1,360,000 shares authorized
             1,200,000 issued and outstanding                            1,200          1,200
     Common stock, $0.001 par value
         30,000,000 shares authorized
         6,955,639 shares and 6,855,639 shares issued
             and outstanding, respectively                               6,956          6,856
     Additional paid-in capital                                     15,656,812     15,589,912
     Accumulated deficit                                           (14,860,280)   (15,398,126)
                                                                  ------------   ------------

                 Total shareholders' equity                            804,688        199,842
                                                                  ------------   ------------

                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 12,443,610   $ 12,048,915
                                                                  ============   ============






   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                            STATEMENTS OF INCOME
                                      FOR THE THREE MONTHS AND NINE MONTHS ENDED
                         JULY 31, 2008 (UNAUDITED) AND JULY 31, 2007 (UNAUDITED)
================================================================================


                                        For The Three Months Ended      For The Nine Months Ended
                                       ----------------------------    ----------------------------
                                           2008            2007            2008            2007
                                       ------------    ------------    ------------    ------------
NET SALES                              $  6,361,749    $  6,175,318    $ 18,602,713    $ 18,616,104
Cost of sales                             2,405,957       2,287,475       6,796,175       6,710,186
                                       ------------    ------------    ------------    ------------

GROSS PROFIT                              3,955,792       3,887,843      11,806,538      11,905,918
                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Selling                              2,247,790       2,185,469       6,675,117       6,626,748
     General and administrative           1,432,338       1,407,891       4,291,284       4,297,423
     Depreciation and amortization           29,460          49,814          78,096         145,000
                                       ------------    ------------    ------------    ------------
        Total operating expenses          3,709,588       3,643,174      11,044,497      11,069,171
                                       ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                      246,204         244,669         762,041         836,747
                                       ------------    ------------    ------------    ------------

INTEREST EXPENSE                            (64,256)       (124,122)       (215,571)       (378,060)
                                       ------------    ------------    ------------    ------------

INCOME BEFORE TAXES                         181,948         120,547         546,470         458,687
INCOME TAXES                                  6,409        (135,887)          8,620        (465,795)
                                       ------------    ------------    ------------    ------------

NET INCOME AVAILABLE TO COMMON STOCK
     SHAREHOLDERS                      $    175,539    $    256,434    $    537,850    $    924,482
                                       ============    ============    ============    ============

BASIC AND DILUTED EARNINGS PER SHARE   $       0.03    $       0.04    $       0.08    $       0.14
                                       ============    ============    ============    ============

WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED      6,955,639       6,855,639       6,892,500       6,664,132
                                       ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                          SIGNATURE EYEWEAR, INC
                                                        STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2008 (UNAUDITED) AND JULY 31, 2007 UNAUDITED)
================================================================================

                                                                2008            2007
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                              $    537,850    $    924,482
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Deferred tax asset                                            --        (476,000)
        Depreciation and amortization                             78,096         145,000
        (Increase) decrease in:
           Accounts receivable - trade                          (219,184)        185,119
           Inventories                                          (544,179)        (94,045)
           Promotional products and materials                     51,424         (48,918)
           Prepaid expenses and other current assets             (26,763)        (96,350)
        Increase (decrease) in:
           Accounts payable - trade                              361,062          52,394
           Accrued expenses and other current liabilities       (156,113)        (99,085)
                                                            ------------    ------------

Net cash provided by operating activities                         82,193         492,597
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                           (85,605)        (42,079)
    Deposits and other assets                                     (2,302)          4,605
                                                            ------------    ------------

Net cash used in investing activities                            (87,907)        (37,474)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in lines of credit                              (50,000)             --
    Payments on short-term debt                                  (75,100)             --
    Payments on long-term debt                                  (290,000)     (1,736,547)
    Borrowings on long-term debt                                      --         875,000
    Proceeds from sale of common stock                            67,000         206,250
                                                            ------------    ------------

Net cash used in financing activities                           (348,100)       (655,297)
                                                            ------------    ------------

Net decrease in cash and cash equivalents                       (353,814)       (200,174)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   461,080         554,138
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    107,266    $    353,964
                                                            ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    INTEREST PAID                                           $    143,404    $    289,948
                                                            ============    ============

    INCOME TAXES PAID                                       $      8,620    $      8,613
                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

    (INFORMATION AS OF JULY 31, 2008 AND FOR THE THREE AND NINE MONTHS ENDED
                      JULY 31, 2008 AND 2007 IS UNAUDITED)


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


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2007. The results of operations for the nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ended October 31, 2008.

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

Fair Value of Financial Instruments
-----------------------------------

         For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable-trade, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Income per Share
----------------

         The Company calculates income per share in accordance with SFAS No. 128, "Earnings per Share." Basic income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

                                                  NINE MONTHS      NINE MONTHS
                                                     ENDED            ENDED
                                                 JULY 31, 2008    JULY 31, 2007
                                                --------------   --------------

Net income available to common shareholders     $      537,850   $      924,482
                                                ==============   ==============
Weighted average number of common shares             6,892,500        6,664,132
    used in basic EPS
Effect of dilutive stock options                           -0-              -0-
                                                --------------   --------------
Weighted average number of common shares and
    dilutive potential common shares used in
    dilutive EPS                                     6,892,500        6,664,132
                                                ==============   ==============


         The Company had no dilutive shares for the nine months ended July 31, 2008 and 2007, respectively.

         The following potential common shares have been excluded from the computations of diluted income per share for the nine months ended July 31, 2008 and 2007 because the effect would have been anti-dilutive:

                                   2008             2007
                               ------------     ------------
             Stock options           34,300           96,300
             Warrants               300,000          400,000
                               ------------     ------------
                TOTAL               334,300          496,300
                               ============     ============

         On April 21, 2008, warrants to purchase 100,000 shares of common stock were exercised at $0.67 per share.

Foreign Currency Translation
----------------------------

         The Company's Belgium branch's functional currency is the euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were not material for the periods ended July 31, 2008 and 2007.

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


NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment at the dates indicated consisted of the following:

                                                 JULY 31, 2008  OCTOBER 31, 2007
                                                --------------   --------------
Computer equipment                              $    1,624,362   $    1,624,362
Leasehold improvements                               1,275,386        1,254,986
Software                                             1,224,098        1,153,642
Office furniture and equipment                         914,975          914,975
Machinery and equipment                                727,340          732,595
                                                --------------   --------------
                                                $    5,766,161   $    5,680,560

Less accumulated depreciation and amortization      (5,365,520)      (5,287,426)
                                                --------------   --------------
                  TOTAL                         $      400,641   $      393,134
                                                ==============   ==============

         Depreciation and amortization expense was $78,096 and $145,000 for the nine months ended July 31, 2008 and 2007, respectively, and $29,460 and $49,814 for the three months ended July 31, 2008 and 2007, respectively.


NOTE 4.  LONG-TERM DEBT

         Long-term debt (excluding accrued and unpaid interest) consisted of the following at the dates indicated:

                                                 JULY 31, 2008  OCTOBER 31, 2007
                                                --------------   --------------
Revolving line of credit from Comerica Bank     $    2,650,000   $    2,700,000
Revolving line of credit from Bluebird Finance
  Limited                                            1,957,500        2,247,500
Term note payable to Ashford Capital, LLC              125,000          125,000
Note payable to bank in the original amount of
  $750,000                                                 -0-           75,100
                                                --------------   --------------
                                                     4,732,500        5,147,600
Less current portion                                   290,000          365,100
                                                --------------   --------------
                  LONG-TERM PORTION             $    4,442,500   $    4,782,500
                                                ==============   ==============


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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning November 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

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

          In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement applies to financial statements of nongovernmental entities that are presented in conformity with GAAP. This Statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. An entity shall follow the disclosure requirements of that Statement, and additionally, disclose the accounting principles that were used before and after the application of the provisions of this Statement and the reason why applying this Statement resulted in a change in accounting principle.



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

OVERVIEW

         We generate revenues through the sale of prescription eyeglass frames and sunwear under licensed brand names, including bebe eyes, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear and Nicole Miller Eyewear, and our proprietary Signature brand. In May 2008 we launched our new luxury collection, Carmen Marc Valvo Eyewear. Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to our specifications.

         Our net sales increased from $6.2 million in the three months ended July 31, 2007 (the "2007 Quarter") to $6.4 million for the three months ended July 31, 2008 (the "2008 Quarter"). Our net sales were $18.6 million for each of the nine months ended July 31, 2007 (the "2007 Nine Months") and the nine months ended July 31, 2008 (the "2008 Nine Months").

         We had net income of $176,000 and $538,000 for the 2008 Quarter and the 2008 Nine Months, respectively, compared to net income of $256,000 and $924,000 for the 2007 Quarter and 2007 Nine Months, respectively. These decreases were due to income tax benefits of $145,000 in the 2007 Quarter and $476,000 in the 2007 Nine Months resulting from a decrease in the valuation allowance on our deferred tax asset in those periods. The Company did not change this valuation allowance in the 2008 Nine Months. Income before taxes increased $61,000 and $87,000 for the 2008 Quarter and 2008 Nine Months as compared to the 2007 Quarter and 2007 Nine Months, respectively, primarily due to a $60,000 and $162,000 decrease in interest expense for the 2008 Quarter and 2008 Nine Months.

         During fiscal 2008 we have continued to reduce our long-term debt (including current portion), which decreased by $415,000 from October 31, 2007 to July 31, 2008.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales:

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                               JULY 31,            JULY 31,
                                          ----------------    ----------------
                                           2008      2007      2008      2007
                                          ------    ------    ------    ------
Net sales ...............................  100.0%    100.0%    100.0%    100.0%
Cost of sales ...........................   37.8      37.0      36.5      36.0
                                          ------    ------    ------    ------
Gross profit ............................   62.2      63.0      63.5      64.0
                                          ------    ------    ------    ------
Operating expenses:
    Selling .............................   35.3      35.4      35.9      35.6
    General and administrative ..........   22.5      22.8      23.1      23.1
    Depreciation and amortization .......    0.5       0.8       0.4       0.8
                                          ------    ------    ------    ------
         Total operating expenses .......   58.3      59.0      59.4      59.5
                                          ------    ------    ------    ------
 Income from operations .................    3.9       4.0       4.1       4.5
                                          ------    ------    ------    ------
 Other (expense), net ...................   (1.0)     (2.0)     (1.2)     (2.0)
                                          ------    ------    ------    ------
 Income before provision for income taxes    2.9       2.0       2.9       2.5
                                          ------    ------    ------    ------
 Provision (benefit) for income taxes ...    0.1      (2.2)      0.0      (2.5)
                                          ------    ------    ------    ------
 Net income .............................    2.8%      4.2%      2.9%      5.0%
                                          ======    ======    ======    ======


         NET SALES. Our net sales increased by 3.0% or $187,000 from the 2007 Quarter to the 2008 Quarter and decreased 0.1% or $13,000 from the 2007 Nine Months to the 2008 Nine Months. The following table contains information regarding our net sales for the periods indicated:

                               THREE MONTHS ENDED JULY 31,                          NINE MONTHS ENDED JULY 31,
                         --------------------------------------               --------------------------------------
Dollars in thousands            2008                2007            CHANGE           2008                2007            CHANGE
                         ------------------  ------------------    --------   ------------------  ------------------    --------
bebe eyes .............  $  2,363      37.2% $  2,189      35.5%      7.9%    $  6,805      36.6% $  6,315      33.9%      7.8%
Nicole Miller Eyewear..     1,453      22.8     1,489      24.1      (2.4)%      4,510      24.2     4,319      23.2       4.5%
Laura Ashley Eyewear...       910      14.3     1,094      17.7     (16.8)%      2,858      15.4     2,561      13.8      11.6%
Other .................     1,636      25.7     1,403      22.7      16.6%       4,430      23.8     5,421      29.1     (18.3)%
                         --------  --------  --------  --------               --------  --------  --------  --------
Total .................  $  6,362     100.0% $  6,175     100.0%      3.0%    $ 18,603     100.0% $ 18,616     100.0%      0.0%
                         ========  ========  ========  ========               ========  ========  ========  ========

         The sluggish domestic economy and optical frame market continue to hinder our growth. While sales of bebe eyes continued to grow, in the 2008 Quarter sales of Nicole Miller Eyewear were relatively flat and sales of Laura Ashley Eyewear declined. Net sales in the 2008 Quarter were positively impacted by the introduction of the Carmen Marc Valvo Eyewear. Direct sales to independent optical retailers and distributors increased $493,000 from the 2007 Quarter to the 2008 Quarter and increased $243,000 from the 2007 Nine Months to the 2008 Nine Months. International sales decreased $247,000 in the 2008 Quarter and decreased $304,000 in the 2008 Nine Months. Sales to national optical retail chains increased $25,000 in the 2008 Quarter and increased $77,000 in the 2008 Nine Months.

         Net sales reflect gross sales less a reserve for product returns established by us based on products that we are aware will be returned as of that date. Our reserves were $404,000 and $443,000 at July 31, 2008 and October 31, 2007, respectively. We had $990,000 and $964,000 in product returns for the 2008 Quarter and 2007 Quarter, respectively, and product returns as a percentage of gross sales were 13.4% for the 2008 Quarter as compared to 13.5% in the 2007 Quarter. We had $2.6 million and $2.7 million in product returns for the 2008 Nine Months and 2007 Nine Months, respectively, and product returns as a percentage of gross sales were 12.1% for the 2008 Nine Months as compared to 12.6% in the 2007 Nine Months.

         We also maintain an allowance for product returns. Changes in the allowance in any period will have a corresponding impact on net sales during the period. Our allowance for product returns did not change in the 2008 Nine Months.

         GROSS PROFIT AND GROSS MARGIN. Our gross profit increased $68,000 or 1.7% from the 2007 Quarter to the 2008 Quarter due to higher net sales and decreased $99,000 or 0.8% from the 2007 Nine Months to the 2008 Nine Months due to a lower gross margin. Our gross margin was 62.2% and 63.5% in the 2008 Quarter and 2008 Nine Months, respectively, compared to 63.0% and 64.0% in the 2007 Quarter and 2007 Nine Months, respectively. Our gross margin was negatively impacted in 2008 by an increase in our average frame cost due to the higher cost of labor at our offshore contract manufacturers, raw materials and freight and, to a lesser extent, a weaker dollar. We were unable to raise our frame prices to cover these increased costs due to competitive conditions in the optical frame industry combined with the sluggish economy.

         SELLING EXPENSES. Our selling expenses for the 2008 Quarter increased $62,000 from the 2007 Quarter primarily due to an increase in salaries and commissions of $82,000 and a number of other items, offset by a decrease in advertising of $89,000 and a decrease of $65,000 in royalty expense. The balance of the net change resulted from smaller increases in the remaining expense categories. Our selling expense increased $48,000 from the 2007 Nine Months to the 2008 Nine Months primarily due to an increase of $65,000 in royalty expense.

         GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses have remained relatively constant, increasing $24,000 in the 2008 Quarter and decreasing $6,000 in the 2008 Nine Months. Accounting, legal and consulting fees decreased $90,000 in the 2008 Nine Months, while payroll taxes increased $40,000 and our Belgium office expense increased $47,000.

         DEPRECIATION EXPENSE. Depreciation decreased $67,000 for the 2008 Nine Months as compared to the 2007 Nine Months.

         INTEREST EXPENSE. Interest expense decreased $60,000 in the 2008 Quarter and $162,000 in the 2008 Nine Months primarily due to lower borrowings and a reduction in the weighted average rate on our borrowings. In September 2007, we refinanced our principal bank credit facility, which increased our borrowing capacity and changed our interest rate from fixed rates ranging from 10%-12% per annum to a variable interest rate equal to the bank's base rate plus 0.5% or LIBOR plus 3.25%, at our election. During the 2008 Nine Months, the interest rate on this credit facility ranged from 8.0% per annum at November 1, 2007 to 5.5% per annum at July 31, 2008.

         PROVISION (BENEFIT) FOR INCOME TAXES. As a result of our net loss carry-forward, we had no income tax expense other than franchise taxes in various states in the 2008 Quarter or 2008 Nine Months. We did not recognize any income tax benefit in the 2008 Quarter or 2008 Nine Months as compared to recognizing an income tax benefit of $145,000 in the 2007 Quarter and $476,000 in the 2007 Nine Months resulting from a decrease in the valuation allowance on our deferred tax asset relating primarily to our net operating loss carryforwards. As of October 31, 2007, we had recognized an accumulated $2,977,000 income tax benefit expected to be utilized in future years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Our accounts receivable (net of allowance for doubtful accounts) were $3.1 million at July 31, 2008 compared to $2.9 million at October 31, 2007. This increase was primarily due to higher sales in the third quarter of 2008 compared to the fourth quarter of 2007.

         Our inventories (at lower of cost or market) were $5.3 million at July 31, 2008 as compared to $4.8 million at October 31, 2007. The increase in inventory was due primarily to the launch of Carmen Marc Valvo Eyewear.

         Our long-term debt (including current portion) decreased $415,000 from October 31, 2007 to July 31, 2008. See Note 4 of Notes to Financial Statements for further information regarding our long-term debt. At July 31, 2008, the interest rate on our revolving line of credit was 5.5% per annum, and we had $1.9 million of additional borrowing capacity under that line.

         Of our accounts payable at July 31, 2008, approximately $744,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, we from time to time assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies.

         During the past two years, we have generated cash primarily through product sales in the ordinary course of business, our bank credit facilities and sales of equity securities. At July 31, 2008, we had working capital of $2.1 million as compared to working capital of $1.9 million at October 31, 2007. During the 2008 Nine Months, operating activities provided a net of $82,000, financing activities used a net of $348,000 and investing activities used a net of $88,000, resulting in a net decrease of $354,000 in cash and cash equivalents.

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

         Nothing to report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Nothing to report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Nothing to report.


ITEM 5.  OTHER INFORMATION

         In May 2008, the Company entered into a license agreement with Michael Stars, Inc. pursuant to which the Company was granted the exclusive worldwide right to market and sell Michael Stars Eyewear. The license terminates October 31, 2011, and the Company has one renewal option for a two-year term. The Company anticipates launching Michael Stars Eyewear, which will include frames and sunwear, in the winter of 2009.

         In September 2008, the Company renewed its license for Hart Schaffner Marx Eyewear, extending the expiration date from December 31, 2008 to December 31, 2010.


ITEM 6.  EXHIBITS

         See Exhibit Index Attached

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    September 9, 2008                      SIGNATURE EYEWEAR, INC.


                                                By: /s/ Michael Prince
                                                    --------------------------
                                                    Michael Prince
                                                    Chief Executive Officer
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit         Exhibit
Number          Description
------          -----------

10.1 Amendment One dated July 7, 2008 to the License Agreement by and between Kobra International, Ltd. d/b/a Nicole Miller and the Company, dated October 12, 2005 [Portions of this Amendment have been deleted and filed separately with the Commission pursuant to a request for Confidential Treatment.]

31.1            Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1            Certification Pursuant to 18 U.S.C. ss. 1350