Form 10-K
period 2008-10-31
SIGNATURE EYEWEAR INC
filed 2009-02-13
CIK 1036292

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008

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

     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. |X| Yes |_| No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_| Yes |X| No

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|                        Accelerated Filer         |_|
Non-accelerated Filer   |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $2,154,484.

     On February 6, 2009, the Registrant had 6,955,639 outstanding shares of Common Stock, $.001 par value. The aggregate market value of the 3,651,667 shares of Common Stock held by non-affiliates of the Registrant as of January 20, 2009 was $1,095,500.



                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

     The discussions in this Report contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations are set forth in "Management's Discussion of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results" in Item 7, as well as discussed elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these factors. Those forward-looking statements relate to, among other things, our plans and strategies, new product lines, relationships with licensors, distributors and customers, and the business environment in which we operate.

     References in this Report to the "Company", "Signature", "we" or "us" refer to Signature Eyewear, Inc.

ITEM 1--DESCRIPTION OF BUSINESS

GENERAL

     Signature designs, markets and distributes prescription eyeglass frames and sunwear primarily under exclusive brand name licenses. In our fiscal year ended October 31, 2008, our eyewear lines included bebe eyes, Carmen Marc Valvo Eyewear, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear, Nicole Miller Eyewear, and our proprietary Signature line. We will introduce a new line, Michael Stars Eyewear, in the spring of 2009.

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

BUSINESS STRATEGY

     Our focus in fiscal 2009 will be to maintain market position of our mature brands while generating additional revenues from our newer brands, the launch of our Michael Stars Eyewear collection and the re-launch of our Signature collection targeted to the value segment of the frame market. We have maintained relatively consistent levels of operating expenses during the past three fiscal years, and believe that we may be able to increase revenues without materially increasing our general and administrative expenses. However, growth in revenues will be challenging in light of the troubled domestic and world economies, continued flat revenues in the optical frame industry and increasing price competition.

     Our 2009 plan includes the following:

     o    launch Michael Stars Eyewear in the spring of 2009;

     o re-launch the Signature collection in the spring of 2009, at lower prices targeted to today's value market;

     o    continue to develop and grow our sunwear business;

     o increase efforts to sell to mid-size optical retail chains and department stores;

     o continue to build the direct sales force in the United States to increase sales to independent optical retailers, including optometrists, opticians and ophthalmologists, which sales have higher gross margins than sales to optical retail chains;

     o maintain international sales by expanding into smaller foreign markets and reduce expenses related to operating and promoting the international business; and

     o continue to focus on unique frame design, outstanding customer service and quality control.

     Our longer-term strategy for increasing revenues includes the acquisition of additional eyewear and sunwear licenses and companies engaged in the distribution and sale of eyewear and/or sunwear.

INDUSTRY OVERVIEW

     The total vision care industry in the United States generated $25.6 billion in revenues during the 12 months ended September 30, 2008, a 2.5% decrease when compared to the prior 12-month period. Frame sales represented the largest share (30.9%) of the vision care market, generating revenues of approximately $7.9 billion, a 3.2% decrease over the prior 12 months. During this 12-month period, independent optical retailers represented 45.8% of the frame market as compared to 44.7% the prior year.

PRODUCTS

     Our products include prescription eyeglass frames and sunwear. The following table provides certain information about the market segments, introduction dates and approximate retail prices of our products as of January 2009:

                                                                  APPROXIMATE
                                                                    RETAIL
BRAND NAME/SEGMENT      CUSTOMER GENDER      YEAR INTRODUCED       PRICES(1)
------------------      ---------------      ---------------       ---------
bebe eyes
     Prescription            Women                2000             $100-$250
     Sunwear                 Women                2005             $100-$200
Carmen Marc Valvo
     Prescription            Women                2008             $175-$350
     Sunwear                 Women                2008             $100-$300
Cutter & Buck
     Prescription          Men/Women              2006             $100-$150
     Sunwear               Men/Women              2006              $90-$150
Dakota Smith
     Prescription           Unisex                1992              $90-$150
     Sunwear                Unisex                1992              $75-$125
Hart Schaffner Marx
     Prescription             Men                 1996             $120-$200
Hummer
     Prescription          Men/Women              2005             $100-$175
     Sunwear               Men/Women              2005             $100-$250
Laura Ashley
     Prescription            Women                1992             $125-$180
     Sunwear                 Women                1993              $75-$100
Michael Stars
     Prescription            Women             Launch 2009          $95-$150
     Sunwear                 Women             Launch 2009          $75-$130
Nicole Miller
     Prescription            Women                1993             $120-$250
     Sunwear                 Women                1993              $75-$175
Signature Collection
     Prescription          Men/Women              1999              $70-$120

     (1) Retail prices are established by retailers, not by us.

     FRAME DESIGN. Frame styles are developed by our in-house design team, which works in close collaboration with many respected frame manufacturers throughout the world to develop unique designs and technologies. Once the factory develops a prototype, we present the style to the licensor for approval. Following approval, we contract to manufacture the style. By these methods, we are able to choose from the strengths of a variety of factories worldwide and to avoid reliance on any one factory. Our designers continue to work closely with the factory at every stage of the manufacturing process to assure quality.

     Our metal frames generally require over 200 production steps to manufacture, including hand soldering of bridges, fronts and endpieces. Many of our metal frames take advantage of modern technical advances, such as thinner spring hinges (which flex outward and spring back) and lighter metal alloys, both of which permit the manufacture of frames that are thinner and lighter while retaining strength. We also take advantage of technical advances in plastic frames, such as laminated plastics that are layered in contrasting and/or complementary colors, as well as laser carving these materials to add unique design details.

     QUALITY CONTROL. We only use manufacturers we believe are capable of meeting our criteria for quality, delivery and attention to design detail. We specify the materials to be used in our frames, and approve drawings and prototypes before committing to production. We place our initial orders for each style approximately six months before the style is released, and require the factory to deliver samples for our quality assurance program. Our designers examine all sample shipments and this process provides sufficient time to resolve problems with a style's quality before its release date. If, at any stage of the quality control process, frames do not meet our quality standards, we return them to the factory with instructions to improve the specific quality problems. Historically, we have had a low defective frame rate and our manufacturers share in the cost of replacing defective frames.

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

BRANDS

     BEBE EYES

     The "bebe look," with its signature hint of sensuality, appeals to hip, sophisticated women who seek current fashion trends interpreted to suit their style and budget. The bebe eyes collection captures the spirit of the bebe brand through sexy, provocative styles with bold colors and logo accents. During the last two fiscal years, we expanded the prescription sunwear line. Eye-catching point-of-purchase displays feature distinctive on-model imagery, and frame displays were revised to reflect the image of the brand at retail.

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

     CARMEN MARC VALVO EYEWEAR

     Carmen Marc Valvo is a well-known American designer with celebrity clientele whose collections include couture gowns, evening cocktail dresses and swimwear. Carmen Marc Valvo Eyewear includes both sunwear and prescription eyeglass frames of contemporary elegance, with the attention to detail as seen in Carmen's couture clothing and lace designs. The collection includes styles for women over 30, with coloration, fine attention to detail and a fit range that will appeal to women around the world. This luxury collection has expanded our product assortment and has helped us penetrate into new optical retailers. Our Carmen Marc Valvo Eyewear collection was voted the best new product at the international Vision Expo in April 2008.

     We have the exclusive worldwide right to market and sell Carmen Marc Valvo Eyewear pursuant to a license agreement that expires in January 2012. We have the right to renew the license for an additional three years provided we are in compliance with the license agreement. The license agreement contains minimum annual royalty requirements.

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

     We have the exclusive worldwide right to market and sell Cutter & Buck Eyewear pursuant to a license agreement that expires in December 2009. We may renew the license through December 2011 provided we are in compliance with the license agreement. The license agreement contains minimum annual royalty requirements.

     DAKOTA SMITH EYEWEAR

     Dakota Smith Eyewear targets men and women with eclectic designs that capture the American spirit. The collection features high quality titanium and colorful plastic prescription frames and sunwear at an affordable price. Dakota Smith sunwear features superior lens optics. The collection is showcased at the point of sale with unique displays and casual lifestyle images. For 2009, the collection will have a contemporary, rebellious make-over with new logo and branding elements for attracting a younger consumer.

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

     We have the exclusive right to market and sell Hart Schaffner Marx Eyewear in the United States and certain other countries through a license agreement that expires on December 31, 2010. We may renew the license agreement for one two-year period provided we are not in default under the license agreement. The license agreement contains minimum annual net sales and minimum annual royalty requirements. The licensor may terminate the license agreement if someone acquires more than 50% of our outstanding voting securities, or we fail to perform our material obligations under the license agreement.

     HUMMER EYEGEAR

     Hummer Eyegear differentiates itself by drawing from the unique image of strength, independence and confidence that Hummer embodies. Hummer Eyegear includes optical and sunwear styles, made from durable, innovative lens technology, innovative materials and bold, stylish designs.

     We have the exclusive right to market and sell Hummer Eyegear in the United States and certain other countries through a license agreement with General Motors Corporation that expires in June 2010. The license agreement contains minimum annual royalty requirements. The licensor may terminate the license agreement if we do not obtain the prior approval of the licensor for any change in the ownership, control or direction of our business.

     LAURA ASHLEY EYEWEAR

     As a reflection of one of Europe's strongest retailers, Laura Ashley Eyewear is designed to be feminine and classic, although the newly renewed looks of the brand are much more fashionable without being trendy. The hallmark of Laura Ashley Eyewear is its attention to detail, and the collection is known for its unique designs on the temples of the frames. Our strategy for this collection for 2007 was to introduce a small group of contemporary frames for a new audience. This has proven successful and will be a large part of the design direction for 2009.

     We have the exclusive right to market and sell Laura Ashley Eyewear in the United States, the United Kingdom and certain other countries through a license agreement that expires in January 2010. The licensor may terminate the license before its term expires under certain circumstances, including if management or control of Signature passes from its present managers, shareholders or controllers to other parties whom Laura Ashley may reasonably regard as unsuitable, or if minimum sales requirements are not met in any two years.

     MICHAEL STARS EYEWEAR

     We will introduce Michael Stars Eyewear, including prescription frames and sunwear for women, in the spring of 2009. Michael Stars specializes in beachside lifestyle and sells more than 200 styles of T-shirts, as well as maternity, cashmere and dress collections and, most recently, active wear for women. The Michael Stars Eyewear collection conveys a relaxed, casual lifestyle emphasizing color and style, with subtle logo applications. The frame color palates will be derived from the array of seasonal fabrics inspired by the Michael Stars clothing line.

     We have the exclusive worldwide right to market and sell Michael Stars Eyewear through a license agreement with Michael Stars, Inc. entered into in May 2008. The license agreement expires October 31, 2011, and we have the right to renew the license for one additional two-year term provided we are in compliance with the license agreement and meet the minimum royalty requirements. The license agreement contains minimum annual royalty requirements.

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

     We have the exclusive right to market and sell frames and sunwear using the Nicole Miller trademark throughout the world, excluding Japan, through a license agreement that expires in March 2012. The license agreement contains minimum annual royalty requirements and minimum annual sales requirements.

     SIGNATURE COLLECTIONS

     Our house-brand Signature Collections comprise multiple segments, each targeting niches not otherwise filled by our brand-name collections. Our goals related to that line are to position us to compete more effectively against other optical companies that have direct sales forces; to enable us to offer products in segments not served by our licensed collections; to allow us to develop products more quickly; and to reach the value markets by offering good quality, lower-priced styles.

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

CUSTOMERS

     Our products are currently sold in the United States and in approximately 30 other countries. In fiscal 2008, we sold frames to approximately 6,000 independent optical retailers in the United States and to retail chains and department stores that sell our products at more than 1,000 locations. We have a broad customer base with no customer accounting for 10% or more of net sales during the fiscal year.

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

     The following table sets forth our net sales by channel for the fiscal years indicated:

                                                  YEAR ENDED OCTOBER 31,
                                                  ----------------------
                                                      2007      2008
                                                    -------   -------
                                                      (In thousands)
        Direct sales                                $16,375   $16,515
        Retail chains and department stores           3,391     3,364
        International                                 2,788     2,372
        Domestic distributors                         1,490     1,352
        Freight billed to customers/other               982       882
                                                    -------   -------
               TOTAL                                $25,026   $24,485
                                                    =======   =======

     DIRECT SALES. We sell our products to independent optical retailers in the United States primarily through a national direct sales force, including company and independent sales representatives. Our direct sales force, including independent sales representatives, numbered 53 at October 31, 2008. We plan to increase the number of independent sales representatives in fiscal 2009.

     RETAIL CHAINS AND DEPARTMENT STORES. We sell directly to retail chains and department stores. For several years, national retail optical chains have increasingly marketed their own lower-cost private label frames. Thus, we have focused, and plan to continue to focus, our efforts on increasing sales to mid-size regional optical chains which are less likely to sell their own private label eyewear than the large national optical retail chains and are not experiencing consolidation like the national chains. We also intend to focus on sales of sunwear to department stores, a growing segment of our sunwear market.

     INTERNATIONAL. We distribute certain of our products internationally through exclusive distributors and in Western Europe through a direct sales force including company and independent sales representatives. We maintain a sales office and warehouse facility in Liege, Belgium. Our international distributors have exclusive agreements for defined territories. At October 31, 2008, we had approximately 25 international distributors and four international sales representatives. Part of our strategy to increase revenues in fiscal 2009 is to develop sales opportunities for our frames in smaller markets throughout the world while reducing our expenses in operating and promoting international sales.

     DOMESTIC DISTRIBUTORS. We distribute our products through selected distributors in the United States in areas in which we believe we can achieve better penetration than through direct sales. We had five distributors in the United States at October 31, 2008.

CONTRACT MANUFACTURING

     Our frames are manufactured to our specifications by a number of contract manufacturers located outside the United States. The manufacture of high quality metal frames is a labor-intensive process that can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time. In fiscal 2008, we used manufacturers in China, Japan and Italy.

     In determining which manufacturer to use for a particular style, we consider each manufacturer's expertise (based on type of material and style of frame), its ability to translate design concepts into prototypes, its price per frame, its manufacturing capacity, its ability to deliver on schedule, and its ability to adhere to our rigid quality control standards and quality assurance requirements.

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

BACKLOG

     Our backlog of orders believed to be firm was approximately $350,000 at October 31, 2008 and $140,000 at October 31, 2007. Historically, we ship our products upon receipt of orders and do not operate with a material backlog.

EMPLOYEES

     At October 31, 2008, we had 98 full-time employees, including 44 in sales and marketing, 17 in customer service and support, 21 in warehouse operations and shipping and 16 in general administration and finance. Our employees are not covered by a collective bargaining agreement.

ITEM 1A--RISK FACTORS

     Not applicable.

ITEM 1B--UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2--PROPERTIES

     We lease approximately 64,000 square feet of a building located in Inglewood, California, where we maintain our principal offices and warehouse. On January 26, 2009 we amended the lease to extend the lease expiration date from June 30, 2009 to June 30, 2011 and provide us with a two-year renewal option. Monthly rental payments under the lease have been reduced from $51,200 during the current term to $48,000 for the year ending June 30, 2010 and $49,000 for the following year. We are also responsible for our share of common area operating expenses, utilities and insurance (approximately $6,600 per month as of January 2009). We believe that these facilities are suitable and adequate through the end of the lease.

     We also lease approximately 1,300 square feet of warehouse and office space in Liege, Belgium, which supports our sales in Europe.

ITEM 3--LEGAL PROCEEDINGS

     As of February 6, 2009, we were not involved in any material legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     We did not submit any matters to the vote of our shareholders in the fourth quarter of fiscal 2008.

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

                                                             HIGH     LOW
                                                            ------   ------
        FISCAL YEAR ENDED OCTOBER 31, 2007
              First Quarter                                 $ 0.53   $ 0.37
              Second Quarter                                $ 0.64   $ 0.43
              Third Quarter                                 $ 0.90   $ 0.45
              Fourth Quarter                                $ 0.82   $ 0.57

        FISCAL YEAR ENDED OCTOBER 31, 2008
              First Quarter                                 $ 0.70   $ 0.56
              Second Quarter                                $ 0.65   $ 0.55
              Third Quarter                                 $ 0.75   $ 0.46
              Fourth Quarter                                $ 0.70   $ 0.35


     On February 6, 2009, the last reported sales price of the Common Stock in the over-the counter market, was $0.30 per share. At January 10, 2009, there were 43 holders of record of our Common Stock.

DIVIDENDS

     As a California corporation, under the California General Corporation Law, generally we may not pay dividends in cash or property except (1) out of positive retained earnings or (2) if, after giving effect to the distribution, our assets would be at least 1.25 times our liabilities and our current assets would exceed our current liabilities (determined under generally accepted accounting principles). At October 31, 2008, we had an accumulated deficit of $14.8 million and shareholders' equity of $888,000. As a result, we will not be able to pay cash dividends for the foreseeable future. In addition, under our principal credit facilities we may not pay dividends without the consent of the lenders.

PURCHASES OF COMMON STOCK

     We did not repurchase any shares of our Common Stock in fiscal 2008. Under California law, repurchases of Common Stock are subject to the same restrictions as payment of dividends.

ITEM 6--SELECTED FINANCIAL DATA

Not applicable.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis, which should be read in connection with our Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations are set forth in "Factors that May Affect Our Future Operating Results" below, as well as those discussed elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such risk factors. Those forward-looking statements relate to, among other things, our plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which we operate.

     The following discussion and analysis should be read in connection with our Financial Statements and related notes and other financial information included elsewhere in this Report.

OVERVIEW

     We generate revenues through the sale of prescription eyeglass frames and sunwear under licensed brand names, including bebe eyes, Carman Marc Valvo Eyewear, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear and Nicole Miller Eyewear, and under our proprietary Signature brand. Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to our specifications.

     Our net sales decreased 2.2% from $25.0 million in fiscal 2007 to $24.5 million in fiscal 2008. The decrease in net sales in fiscal 2008 was primarily due to decreases in international sales, as a result of acquisition of major international customers by competitors and deep discounting in many international markets. We were able to maintain domestic sales relatively constant between the years despite the economic downturn and weak optical frame market.

     Income before taxes increased from $572,000 in fiscal 2007 to $630,000 in fiscal 2008. This increase was principally due to a $209,000 decrease in interest expense resulting primarily from lower interest rates.

     Our net income decreased from $2.7 million in fiscal 2007 to $622,000 in fiscal 2008. Net income in fiscal 2007 included $2.1 million in net tax benefits due to a reduction in the valuation allowance on our deferred tax asset. There was no tax benefit recognized in 2008. Net income was positively affected by an increase in gross margin from 63.9% in fiscal 2007 to 64.2 % in fiscal 2008 due primarily to increasing sales of higher margin product to the independent optical retailers. General and administrative expenses remained relatively constant at $5.8 million in each fiscal year while interest and depreciation expenses declined.

     We continued to reduce our long-term debt during fiscal 2008. Long-term debt (including current portion) decreased $238,000 from $5.1 million at October 31, 2007 to $4.9 million at October 31, 2008.

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

     We have a product return policy that we believe is standard in the optical industry and is followed by most of our competitors. Under that policy, we generally accept returns of non-discontinued product for credit, upon presentment and without charge, and as a policy we do not make cash refunds. On a quarterly basis we review and establish an allowance for estimated product returns based upon actual returns subsequent to quarter-end and estimated future returns. We apply the historical ratio of sales returns to sales to estimate future returns in addition to known information about actual returns in the period subsequent to the balance sheet date. As of October 31, 2008, we had an allowance for product returns of $291,000. Management considered a range of allowances from $200,000 to $400,000. Variances in the allowance for product returns would have a corresponding impact on net sales for fiscal 2008. For example, if our allowance for product returns was $400,000, our net sales would have been $110,000 lower.

     INVENTORY. Inventory (consisting of finished goods) is valued at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost on a first-in, first-out basis. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. Our inventory includes designer prescription eyeglass frames and sunwear, which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than our estimates we may be required to take additional inventory write-downs in the future. Similarly, if our inventory is determined to be undervalued due to write-downs below market value, we would be required to recognize such additional operating income at the time of sale. Significant unanticipated changes in demand could have a material and significant impact on the future value of our inventory and reported operating results.

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

RESULTS OF OPERATIONS

     The following table sets forth for the fiscal years indicated selected statements of operations data shown as a percentage of net sales.

                                                           2007      2008
                                                         -------   -------
     Net sales                                            100.0%    100.0%
     Cost of sales                                         36.1      35.8
                                                         -------   -------
     Gross profit                                          63.9      64.2
                                                         -------   -------
     Operating expenses:
          Selling                                          35.8      36.6
          General and administrative                       23.1      23.5
          Depreciation and amortization                     0.8       0.4
                                                         -------   -------
              Total operating expenses                     59.7      60.5
                                                         -------   -------
     Income from operations                                 4.2       3.7
     Other expense                                         (2.0)     (1.1)
                                                         -------   -------
     Income before provision for income taxes               2.2       2.6
     Provision for (Benefit from) income taxes - net       (8.4)      0.1
                                                         -------   -------
     NET INCOME                                            10.6%      2.5%
                                                         =======   =======

COMPARISON OF FISCAL YEARS 2007 AND 2008

     NET SALES. Net sales were $24.5 million in fiscal 2008 compared to $25.0 million in fiscal 2007. The following table shows certain information regarding net sales by product line for the fiscal years indicated:

                                                  2007             2008
                                            ---------------  ---------------

          bebe eyes                         $ 8,409   33.6%  $ 8,947   36.5%
          Nicole Miller Eyewear               5,813   23.2     5,764   23.5
          Laura Ashley Eyewear                3,664   14.6     3,849   15.7
          Other                               7,140   28.6     5,925   24.3
                                            -------  ------  -------  ------
                TOTAL                       $25,026  100.0%  $24,485  100.0%
                                            =======  ======  =======  ======

     While we did not increase wholesale frame prices in fiscal 2008, the average price of frames sold increased in fiscal 2008 due to a greater sales of higher-priced frames. Unit sales of frames decreased 14% in fiscal 2008.

     International sales decreased $416,000 in fiscal 2008 as a result of acquisition of major international customers by competitors and deep discounting in many international markets. International sales benefited somewhat from a weaker United States dollar in fiscal 2008 and growing international sales of bebe eyes.

     Net sales equal gross sales less returns and allowances. Our product returns as a percentage of gross sales was 12.8% in fiscal 2007 and 12.4% in fiscal 2008. Because of lower net sales in fiscal 2008, product returns decreased $210,000 from $3.7 million in fiscal 2007 to $3.5 million in fiscal 2008.

     We also maintain an allowance for product returns. See "Critical Accounting Polices." Changes in the allowance in any period will have a corresponding impact on net sales during the period. We made only small changes in our allowance for product returns in fiscal 2007 and fiscal 2008.

     GROSS PROFIT AND GROSS MARGIN. Gross profit was $15.7 million in fiscal 2008 compared to $16.0 million in fiscal 2007. The gross margin was 64.2% in fiscal 2008 compared to 63.9% in fiscal 2007. The increase in gross margin in fiscal 2008 was primarily due to a higher average frame sale price and a lower cost for frame cases.

     SELLING EXPENSES. Selling expenses were $9.0 million in each of fiscal 2007 and 2008. Advertising expenses decreased $104,000 from fiscal 2007 to fiscal 2008 while development, point of purchase and international selling expenses increased.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.8 million in each of fiscal 2008 and fiscal 2007. Decreases of $107,000 in bad debt expense and $93,000 in legal, accounting and consulting expense were offset in part by a $144,000 increase in salary and payroll expense.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased $91,000 from fiscal 2007 to fiscal 2008.

     OTHER INCOME (EXPENSE), NET. Interest expense decreased to $281,000 in fiscal 2008 from $490,000 in fiscal 2007. The decrease in fiscal 2008 was primarily due to a lower weighted average interest rate on our borrowings and a reduction in debt.

     PROVISION FOR INCOME TAXES. We recorded taxes of $8,000 in fiscal 2008 and recognized a net tax benefit of $2.1 million in fiscal 2007. The net tax benefit in fiscal 2007 was due to a decrease of $2.3 million in the valuation allowance on our deferred tax asset; in fiscal 2008 we recorded a decrease of $243,000 in this valuation allowance. We made the change to our valuation allowance as a result of our profitability during the past years and our future outlook. As of October 31, 2008, our net deferred tax asset was $3.0 million and we had a valuation allowance of $5.1 million against our deferred tax asset.

     As of October 31, 2008, we had net operating loss carry-forwards for federal and state income tax purposes of approximately $15.2 million and $4.3 million, respectively, which expire at various times from 2021 through 2027.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our accounts receivable (net of allowance for doubtful accounts) were $2.8 million at October 31, 2008 and $2.9 million at October 31,2007.

     Our inventory (at lower of cost or market) was $5.6 million at October 31, 2008 and $4.8 million at October 31, 2007. This increase was primarily due to the launch of Carmen Marc Valvo Eyewear.

     At October 31, 2008, our long-term debt included principally a revolving line of credit with Comerica Bank with an outstanding principal balance of $2.9 million and a revolving line of credit with Bluebird Finance Limited ("Bluebird") with an outstanding principal balance of $1.9 million. See Note 4 of Notes to Financial Statements for further information regarding our long-term debt. Our long-term debt (including current portion) decreased from $5.1 million at October 31, 2007 to $4.9 million at October 31, 2008 due principally to continued amortization of the Bluebird credit facility.

     Borrowing availability under the Comerica Bank revolving line of credit is based on eligible accounts receivable, inventory and a letter of credit, up to a maximum of $4.8 million outstanding at any time. At October 31, 2008, we had $1.5 million of additional borrowing availability under this revolving line of credit. The revolving line of credit bears interest payable monthly at either Comerica Bank's base rate plus 0.5% or LIBOR plus 3.25%, as selected in advance by us, and will expire on February 28, 2010. At October 31, 2008, the interest rate on this revolving line of credit was 4.5% per annum.

     Our credit facility with Bluebird consists of a revolving credit line and support for the $1,250,000 letter of credit securing the Comerica Bank credit facility. Bluebird's commitment on the revolving credit facility was $1.9 million as of October 31, 2008, and reduces by $72,500 each quarter. The revolving credit line bears interest at the rate of 5% per annum, with payments of principal and interest on a 10-year amortization schedule that commenced in fiscal 2005, and is due and payable in April 2013. The credit facility is secured by a security interest in our assets that is subordinate to the Comerica Bank credit facility.

     Our shareholders' equity increased from $200,000 at October 31, 2007 to $888,000 at October 31, 2008 due to our net income of $622,000 and the issuance of 100,000 shares of our Common Stock upon exercise of warrants for $0.67 per share.

     Of our accounts payable at October 31, 2008, $812,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, we from time to time assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies.

     During the past two years, we have generated cash primarily through product sales in the ordinary course of business, our bank credit facilities and sales of equity securities. At October 31, 2008, we had working capital of $2.4 million as compared to working capital of $1.9 million at October 31, 2007. Operating activities provided a net of $114,000 during fiscal 2008, while financing activities used a net of $171,000 and investing activities used a net of $99,000 during fiscal year 2008, resulting in a net decrease of $155,000 in cash and cash equivalents.

     Our business plan for 2009 provides for positive cash flow from operations. We believe that, at least through fiscal 2009, assuming that there are no unanticipated material adverse developments, and continued compliance with our credit facilities, our cash flows from operations and credit facilities will be sufficient to enable us to pay our debts and obligations as they mature.

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

     The following table sets forth certain unaudited results of operations for the eight fiscal quarters ended October 31, 2008. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of future period results.

                                                  2007                                2008
                                   ---------------------------------------------------------------------
                                    JAN.     APR.     JULY     OCT.     JAN.     APR.     JULY     OCT.
                                     31       30       31       31       31       30       31       31
                                   ------   ------   ------   ------   ------   ------   ------   ------
Net sales                          $5,990   $6,451   $6,175   $6,409   $5,555   $6,686   $6,362   $5,882
Cost of sales                       2,215    2,208    2,287    2,317    1,979    2,411    2,406    1,961
Gross profit                        3,775    4,243    3,888    4,092    3,576    4,275    3,956    3,921
Operating expenses:
Selling                             2,093    2,348    2,185    2,345    1,933    2,494    2,248    2,283
General and administrative          1,484    1,502    1,458    1,521    1,411    1,497    1,462    1,490
Total operating expenses            3,577    3,850    3,643    3,866    3,344    3,991    3,710    3,773
Income (loss) from operations         198      393      245      226      232      284      246      148
Other (expense), net                 (120)    (133)    (125)    (112)     (80)     (71)     (64)     (66)
Income (loss) before provision
  for income taxes                     78      260      120      114      152      213      182       82
Provision for income taxes            (76)    (254)    (136)  (1,624)       1        1        6        1

NET INCOME                         $  154   $  514   $  256   $1,738   $  151   $  212   $  176   $   81

INFLATION

     We do not believe our business and operations have been materially affected by inflation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     For recently issued accounting pronouncements that may affect us, see Note 2 of Notes to Financial Statements.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

     THE LOSS OF ANY MATERIAL BRAND NAME LICENSE WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     Net sales of bebe eyes, Nicole Miller Eyewear and Laura Ashley Eyewear accounted for 36.5%, 23.5% and 15.7%, respectively, or a total of 75.7% of our net sales in fiscal year 2008. While we intend to continue efforts to expand sales of our other eyewear year lines and may acquire other brand name eyewear licenses, we expect these three lines to continue to be our leading sources of revenue for the near future. Our licenses for bebe eyes, Nicole Miller Eyewear and Laura Ashley Eyewear expire in June 2010, March 2012 and January 2010, respectively. These licenses may be terminated prior to expiration for material default and the failure to meet minimum sales and/or royalty requirements. The termination of any of these licenses would have a material adverse effect on our results of operations.

     OUR PRODUCT RETURN POLICY PERMITS RETURNS OF OUR PRODUCTS FOR CREDIT OR EXCHANGE, WHICH CAN MATERIALLY ADVERSELY AFFECT OUR NET SALES.

     We have a product return policy that we believe is standard in the optical industry and is followed by our competitors. Under that policy, we must pre-approve all product returns, which we will do only for credit or exchange if the product has not been discontinued. As a general policy, we do not make cash refunds. Our product returns for fiscal years 2007 and 2008 amounted to 12.8% and 12.4% of gross sales (sales before returns), respectively. We maintain an allowance for product returns that we consider adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on our results of operations and financial condition.

     WE COMPETE IN A HIGHLY COMPETITIVE ENVIRONMENT WITH COMPANIES THAT HAVE GREATER RESOURCES.

     The markets for prescription eyewear and sunwear are intensely competitive. There are thousands of frame styles, including thousands with brand names many of which have global recognition. At retail, our eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain board space at an optical retailer, we compete against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., and Marchon Eyewear, Inc. Our largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than us. They also employ direct sales forces that have existed longer, and are significantly larger, than our direct sales force. At the major retail optical chains, we compete not only against other eyewear suppliers, but also against the chains themselves, as these chains have increasingly designed, manufactured and sold their own lower-priced private label brands. Luxottica, the largest eyewear company in the world, is vertically integrated, in that it manufactures frames, distributes them through a direct sales force in the United States and throughout the world, and owns LensCrafters, Sunglass Hut, Pearle Vision and Cole Vision, which combined is the largest worldwide retail optical chain.

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

     THE LOSS OF OR MATERIAL REDUCTION IN PURCHASES BY ONE OR MORE OPTICAL RETAIL CHAINS WOULD ADVERSELY AFFECT OUR BUSINESS.

     Net sales to retail optical chains and department stores amounted to 13.5% and 13.7% of net sales in fiscal years 2007 and 2008, respectively, most of which were to retail optical chains. Retail optical chains have increasingly marketed their own lower-cost private label brands and are experiencing industry consolidation. The loss of one or more optical retail chains or department stores as a customer could have a material adverse affect on our business.

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

     As of October 31, 2008, we had NOLs for federal and state income tax purposes of approximately $15.2 million and $4.3 million, respectively, that expire at various dates from 2021 through 2027. If a "change of ownership" of Signature occurs within the meaning of Section 382 of the Internal Revenue Code, our ability to use these NOLs in the future would be significantly limited.

     IF OUR NET INCOME DECREASES MATERIALLY OVER AN EXTENDED PERIOD OF TIME, WE MAY NEED TO INCREASE THE VALUATION ALLOWANCE ON OUR DEFERRED TAX ASSET RELATING TO OUR NET OPERATING LOSS CARRYFORWARDS, WHICH WOULD FURTHER ADVERSELY AFFECT OUR RESULTS OF OPERATIONS FOR THE AFFECTED PERIODS.

     Prior to 2003, we generated net operating loss carryforwards that resulted in a deferred tax asset. Because of the uncertainty of realizing the benefits of this asset, we established a valuation allowance in the full amount of the asset. As a result of generating net income during the past several fiscal years, we reduced this valuation allowance by $2.3 million in fiscal year 2007 and $243,000 in fiscal year 2008. The change in the valuation allowance materially increased our net income for these periods. If we incur net losses over a sustained period in the future, we may increase the allowance, which would further adversely affect our results of operations in those periods.

     OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN 47.6% OF OUR OUTSTANDING COMMON STOCK AND THUS CONTROL SIGNATURE.

     As of January 15, 2009, our directors and executive officers owned beneficially 47.6% of the outstanding shares of our Common Stock. As a result, the directors and executive officers control Signature and its operations not only as a result of their current positions, but their ability to elect a majority of the Board of Directors and therefore retain control of the Board. The voting power of the directors and executive officers could also serve to discourage potential acquirers from seeking to acquire control of us through the purchase of our Common Stock, which might depress the market price of our Common Stock.

     WE ARE UNABLE TO PAY ANY CASH DIVIDENDS FOR THE FORESEEABLE FUTURE.

     As a California corporation, under the California General Corporation Law, we may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, our assets would be at least 1.25 times our liabilities and our current assets would exceed our current liabilities (determined on a consolidated basis under generally accepted accounting principles). At October 31, 2008, we had an accumulated deficit of $14.7 million and shareholders' equity of $888,000. As a result, we will not be able to pay dividends for the foreseeable future. In addition, under our principal credit facilities, we may not pay dividends without the consent of the lenders.

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

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Signature Eyewear, Inc.

We have audited the accompanying balance sheet of Signature Eyewear, Inc. as of October 31, 2008 and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sherman Oaks, California
February 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Signature Eyewear, Inc.

We have audited the accompanying balance sheet of Signature Eyewear, Inc. as of October 31, 2007 and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Grobstein Horwath & Company LLP

Sherman Oaks, California
January 18, 2008

                                                                             SIGNATURE EYEWEAR, INC
                                                                                     BALANCE SHEETS
                                                                                        October 31,
---------------------------------------------------------------------------------------------------

                                     ASSETS


                                                                         2008              2007
                                                                     ------------      ------------
CURRENT ASSETS
     Cash and cash equivalents                                       $    305,628      $    461,080
     Accounts receivable - trade, net of allowance for
        doubtful accounts of $42,163 and $52,836, respectively          2,809,135         2,884,092
     Inventory                                                          5,607,178         4,764,490
     Promotional products and materials                                   133,618           176,220
     Prepaid expenses and other current assets                            394,934           299,930
     Deferred income taxes                                                376,500           376,500
                                                                     ------------      ------------
          Total current assets                                          9,626,993         8,962,312

PROPERTY AND EQUIPMENT, net                                               369,935           393,134
DEPOSITS AND OTHER ASSETS                                                 107,656            92,769
DEFERRED INCOME TAXES                                                   2,600,700         2,600,700
                                                                     ------------      ------------
          TOTAL ASSETS                                               $ 12,705,284      $ 12,048,915
                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                                             SIGNATURE EYEWEAR, INC
                                                                                     BALANCE SHEETS
                                                                                        October 31,
---------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                         2008              2007
                                                                     ------------      ------------
CURRENT LIABILITIES
     Accounts payable - trade                                        $  5,053,341      $  4,757,209
     Accrued expenses and other current liabilities                     1,562,908         1,643,955
     Reserve for customer returns                                         290,678           300,309
     Current portion of long-term debt                                    290,000           365,100
                                                                     ------------      ------------
          Total current liabilities                                     7,196,927         7,066,573

LONG-TERM DEBT, net of current portion                                  4,620,000         4,782,500
                                                                     ------------      ------------
          Total liabilities                                            11,816,927        11,849,073
                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value
        5,000,000 shares authorized
           Series A 2% convertible preferred stock, $0.001
             par value (liquidation preference approximately
             $897,000 at October 31, 2008)
          1,360,000 shares authorized
          1,200,000 issued and outstanding                                  1,200             1,200
     Common stock, $0.001 par value
        30,000,000 shares authorized
        6,955,639 shares and 6,855,639 issued
            and outstanding                                                 6,956             6,856
     Additional paid-in capital                                        15,656,812        15,589,912
     Accumulated deficit                                              (14,776,611)      (15,398,126)
                                                                     ------------      ------------
          Total shareholders' equity                                      888,357           199,842
                                                                     ------------      ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 12,705,284      $ 12,048,915
                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                                             SIGNATURE EYEWEAR, INC
                                                                               STATEMENTS OF INCOME
                                                                    For the Years Ended October 31,
---------------------------------------------------------------------------------------------------


                                                                         2008              2007
                                                                     ------------      ------------
NET SALES                                                            $ 24,485,402      $ 25,025,684
COST OF SALES                                                           8,757,048         9,027,684
                                                                     ------------      ------------
GROSS PROFIT                                                           15,728,354        15,998,000
                                                                     ------------      ------------
OPERATING EXPENSES
      Selling                                                           8,958,077         8,971,548
      General and administrative                                        5,751,792         5,765,205
      Depreciation and amortization                                       107,553           198,597
                                                                     ------------      ------------
          Total operating expenses                                     14,817,422        14,935,350
                                                                     ------------      ------------
INCOME FROM OPERATIONS                                                    910,932         1,062,650
                                                                     ------------      ------------
INTEREST EXPENSE                                                         (281,097)         (490,180)
                                                                     ------------      ------------
INCOME BEFORE TAXES                                                       629,835           572,470
INCOME TAXES                                                                8,320        (2,090,634)
                                                                     ------------      ------------
NET INCOME                                                                621,515         2,663,104
PREFERRED STOCK DIVIDEND                                                  (16,000)          (16,000)
                                                                     ------------      ------------
NET INCOME AVAIALABLE TO COMMON SHAREHOLDERS                         $    605,515      $  2,647,104
                                                                     ============      ============
BASIC EARNINGS PER SHARE                                             $       0.09      $       0.39
                                                                     ============      ============
DILUTED EARNINGS PER SHARE                                           $       0.08      $       0.33
                                                                     ============      ============
WEIGHTED-AVERAGE COMMON SHARES
      OUTSTANDING - BASIC                                               6,908,516         6,712,625
                                                                     ============      ============
WEIGHTED-AVERAGE COMMON SHARES
      OUTSTANDING - DILUTED                                             8,246,990         8,024,779
                                                                     ============      ============


   The accompanying notes are an integral part of these financial statements.

                                                                                                         SIGNATURE EYEWEAR, INC
                                                                                             STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                For the Years Ended October 31,
-------------------------------------------------------------------------------------------------------------------------------


                               Series A 2% Convertible                            Additional
                                    Preferred Stock          Common Stock           Paid-in        Accumulated
                                  Shares      Amount      Shares      Amount        Capital          Deficit           Total
                                 ---------   -------     ---------   -------     ------------     ------------     ------------
BALANCE, OCTOBER 31, 2006        1,200,000   $ 1,200     6,555,639   $ 6,556     $ 15,383,962     $(18,061,230)    $ (2,669,512)

Issuance of common stock               --        --        300,000       300          205,950              --           206,250
Net income                             --        --            --        --                -         2,663,104        2,663,104
                                 ---------   -------     ---------   -------     ------------     ------------     ------------

BALANCE, OCTOBER 31, 2007        1,200,000     1,200     6,855,639     6,856       15,589,912      (15,398,126)         199,842

Issuance of common stock               --        --        100,000       100           66,900              --            67,000
Net income                             --        --            --        --                -           621,515          621,515
                                 ---------   -------     ---------   -------     ------------     ------------     ------------

BALANCE, OCTOBER 31, 2008        1,200,000   $ 1,200     6,955,639   $ 6,956     $ 15,656,812     $(14,776,611)    $    888,357
                                 =========   =======     =========   =======     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.


                                                                             SIGNATURE EYEWEAR, INC
                                                                           STATEMENTS OF CASH FLOWS
                                                                    for the Years Ended October 31,
---------------------------------------------------------------------------------------------------

                                                                          2008              2007
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $    621,515      $  2,663,104
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Deferred tax asset                                                    --         (2,100,000)
        Depreciation and amortization                                     107,553           198,597
        Provision for bad debts                                           (10,673)          115,090
        Reserve for customer returns                                       (9,631)              --
        (Increase) decrease in:
          Accounts receivable - trade                                      85,629           (55,695)
          Inventories                                                    (842,689)           (4,597)
          Promotional products and materials                               42,602           (59,826)
          Prepaid expenses and other current assets                       (95,004)         (159,942)
        Increase (decrease) in:
          Accounts payable - trade                                        296,132            62,391
          Accrued expenses and other current liabilities                  (81,047)          206,701
                                                                     ------------      ------------

Net cash provided by operating activities                                 114,387           865,823
                                                                     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Certificate of Deposit                                                    --            250,000
    Purchase of property and equipment                                    (84,352)          (96,916)
    Deposits and other assets                                             (14,887)            4,605
                                                                     ------------      ------------

Net cash provided by (used in) investing activities                       (99,239)          157,689
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in lines of credit                            200,000          (500,000)
    Payments on short-term debt                                           (75,100)         (402,555)
    Payments on long-term debt                                           (362,500)       (3,245,265)
    Borrowings on long-term debt                                              --          2,825,000
    Proceeds from sale of common stock                                     67,000           206,250
                                                                     ------------      ------------

Net cash used in financing activities                                    (170,600)       (1,116,570)
                                                                     ------------      ------------

Net decrease in cash and cash equivalents                                (155,452)          (93,058)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            461,080           554,138
                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    305,628      $    461,080
                                                                     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION

      INTEREST PAID                                                  $    172,961      $    342,479
                                                                     ============      ============
      INCOME TAXES PAID                                              $      8,320      $      9,366
                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                             SIGNATURE EYEWEAR, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2008

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     For transactions satisfying the conditions for revenue recognition under Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," and Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," product revenue is recorded at the time of shipment, net of estimated allowances and returns. For transactions not satisfying the conditions for revenue recognition under SFAS No. 48 and SAB No. 104, product revenue is deferred until the conditions are met, net of an estimate for cost of sales. The Company had no deferred revenue at October 31, 2008 and 2007. For the fiscal years ended October 31, 2008 and 2007, the Company had sales returns totaling $3,478,510 and $3,688,795, respectively.

     The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ.

SHIPPING AND HANDLING COSTS

     EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are recorded as a component of cost of sales, which totaled $456,125 and $467,405 in the fiscal years ended October 31, 2008 and 2007, respectively. Other shipping and handling costs are included in selling expenses and totaled $1,477,680 and $1,478,723 in the fiscal years ended October 31, 2008 and 2007, respectively.

COMPREHENSIVE INCOME

     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For the fiscal years ended October 31, 2008 and 2007, comprehensive income is not presented in the Company's financial statements because the Company did not have any material translation adjustments or any of the other items of comprehensive income in any period presented.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments recorded at market or fair value include cash, interest-bearing cash equivalents and debt. The following methods were used by the Company to estimate the fair value of all financial instruments that are not otherwise carried at fair value on the accompanying balance sheets:

     LONG-TERM DEBT. The fair value of long-term debt is estimated using a model that estimates fair values at market rates.

     The carrying or notional amounts and fair values of the Company's financial instruments at October 31, 2008 and 2007 were as follows:

                                           2008                    2007
                                  ----------------------  ----------------------
                                   CARRYING     FAIR       CARRYING     FAIR
                                     VALUE      VALUE        VALUE      VALUE
                                  ----------  ----------  ----------  ----------
FINANCIAL ASSETS:

FINANCIAL LIABILITIES:
Revolving line of credit -
  Comerica Bank                   $2,900,000  $2,900,000  $2,700,000  $2,700,000
Term note payable-Ashford           $125,000    $125,000    $125,000    $125,000

Revolving line of credit-
  Bluebird                        $1,885,000  $1,373,919  $2,247,500  $1,517,446
Note payable - commercial bank          $-0-        $-0-     $75,100     $75,100


STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which required companies to disclose in the financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees, officers, directors or affiliates.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows." The Company adopted SFAS No. 123R effective November 1, 2005, and is using the Black-Scholes method in which compensation cost is recognized for all share-based payments granted during the period. When adopting SFAS No. 123R, the Company applied the provisions of Staff Accounting Bulletin No. 107 ("SAB No. 107").

     During the fiscal year ended October 31, 2008, the Company did not issue any stock options. All options outstanding on October 31, 2008 were fully vested.

ADVERTISING EXPENSE

     The Company expenses all advertising costs as they are incurred. Advertising expense for the fiscal years ended October 31, 2008 and 2007, was $534,798 and $638,369, respectively.

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

FOREIGN CURRENCY TRANSLATION

     The Company's Belgium branch's functional currency is the Euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were immaterial for the fiscal years ended October 31, 2008 and 2007.

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

CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, a restricted certificate of deposit and trade accounts receivable. The Company's deposits with financial institutions are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amount of funds held in any financial institution in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with well capitalized financial institutions.

     The Company's products are primarily sold to independent optical retailers, optical retail chains, and distributors. These customers can be significantly affected by changes in economic, competitive or other factors. In order to minimize the risk of loss, the Company routinely assesses the financial strength of its customers and the Company maintains an allowance for doubtful accounts.

MAJOR VENDORS

     The Company purchases its frames from a limited number of contract manufacturers. The Company had purchases from four vendors amounting to 24%, 18% 17% and 12%, respectively, of total product purchases for the fiscal year ended October 31, 2008 and from three vendors amounting to 27%, 16% and 11%, respectively, for the fiscal year ended October 31, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company adopted these provisions at the beginning of its fiscal year that began November 1, 2008. The Company does not anticipate the adoption of SFAS No. 157 will have a material impact on the Company's financial statements.

     In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company adopted SFAS No. 159 at the beginning of its fiscal year that began November 1, 2008. The Company has determined there should be no impact on its financial statements by adopting SFAS No. 159.

     In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and non-derivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the impact SFAS No. 161 may have on its financial statements.

     In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the "GAAP hierarchy"). SFAS No 162 applies to financial statements of nongovernmental entities that are presented in conformity with GAAP, and will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." An entity must report any effect of applying SFAS No. 162 as a change in accounting principle in accordance with SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS," including the accounting principles that were used before and after the application of SFAS No. 162 and the reason why applying SFAS NO. 162 resulted in a change in accounting principle. The Company has not yet determined the impact SFAS No. 162 may have on its financial statements.

NOTE 3.  PROPERTY AND EQUIPMENT

     Property and equipment at October 31, 2008 and 2007 consisted of the following:

                                                        2008            2007
                                                    -----------     -----------

Computer equipment                                  $ 1,628,670     $ 1,624,362
Leasehold improvements                                1,275,386       1,254,986
Software                                              1,224,098       1,153,642
Office furniture and equipment                          914,975         914,975
Machinery and equipment                                 721,785         732,595
                                                    -----------     -----------
                                                      5,764,914       5,680,560

Less accumulated depreciation and amortization       (5,394,979)     (5,287,426)
                                                    -----------     -----------
     TOTAL                                          $   369,935     $   393,134
                                                    ===========     ===========

     Depreciation and amortization expense was $107,553 and $198,597 for the fiscal years ended October 31, 2008 and 2007, respectively.

NOTE 4.  LONG-TERM DEBT

     Long-term debt at October 31, 2008 and 2007 consisted of the following:


                                                                            2008          2007
                                                                         ----------    ----------
Revolving line of credit from Comerica Bank                              $2,900,000    $2,700,000
Revolving line of credit from Bluebird Finance Limited                    1,885,000     2,247,500
Term note payable to Ashford Capital, LLC.                                  125,000       125,000
Note payable to a commercial bank in the original amount of $750,000              0        75,100
                                                                         ----------    ----------
Total                                                                     4,910,000     5,147,600
Less current portion                                                        290,000       365,100
                                                                         ----------    ----------
     LONG-TERM PORTION                                                   $4,620,000    $4,782,500
                                                                         ==========    ==========


     Future maturities of long-term debt at October 31, 2008 were as follows:

         YEAR ENDING                           AMOUNTS
         OCTOBER 31,                           MATURING
         -----------                          ----------
             2009                             $  290,000
             2010                              3,315,000
             2011                                290,000
             2012                                290,000
             2013                                435,000
                                              ----------
                TOTAL                         $4,620,000
                                              ==========

COMERICA BANK REVOLVING LINE OF CREDIT

     In September 2007, the Company obtained a revolving credit facility from Comerica Bank. Borrowing availability is based on eligible accounts receivable, inventory and a letter of credit, up to a maximum of $4.8 million outstanding at any time. The revolving line of credit bears interest payable monthly at either Comerica Bank's base rate plus 0.5% or LIBOR plus 3.25%, as selected in advance by the Company, and will expire on February 28, 2010. At October 31, 2008, the interest rate on this revolving line of credit was 4.50% per annum. The Company pays an annual facility fee equal to 0.25% of its credit limit.

     The revolving line of credit is secured by the assets of the Company and a letter of credit in the amount of $1,250,000. Financial and operating covenants include: (i) quarterly minimum pre-tax income, (ii) quarterly maximum ratio of total liabilities minus subordinated debt to subordinated liabilities and net worth, (iii) quarterly minimum ratio of cash and accounts receivables to current liabilities and revolving debt minus subordinated debt, (iv) annual capital expenditures limitations, and (v) limitations on acquisitions and incurring future indebtedness without the bank's consent. The Company was in compliance with the Comerica covenants at October 31, 2008.

     Interest expense on this revolving line of credit was $172,961 and $25,960 for the fiscal years ended October 31, 2008 and 2007, respectively.

BLUEBIRD FINANCE LIMITED ("BLUEBIRD") CREDIT FACILITY

     In April 2003, the Company obtained a credit facility from Bluebird of up to $4,150,000 secured by the assets of the Company. The credit facility includes a revolving credit line in the original amount of $2,900,000 bearing interest at the rate of 5% per annum and a letter of credit in the amount of $1,250,000 that presently serves as collateral for the Comerica Bank revolving line of credit. The maximum amount on the revolving line of credit declines $72,500 per quarter, commencing in 2005, and was $1,885,000 at October 31, 2008. This credit facility is subordinate to the Comerica Bank revolving line of credit. The Company must comply with certain financial and non-financial covenants, which include that without the consent of Bluebird, the Company may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business or enter into any merger or similar reorganization. The Company was in compliance with the covenants at October 31, 2008.

     Interest expense on this credit facility was $102,487 and $118,102 for the fiscal years ended October 31, 2008 and 2007, respectively. Accrued interest payable to Bluebird as of October 31, 2008 and 2007 was $694,709 and $592,222, respectively.

     Bluebird owns all of the outstanding Series A 2% Convertible Preferred Stock of the Company. On an as-converted basis, these shares would represent approximately 16.1% of the outstanding Common Stock of the Company as of October 31, 2008. See Note 6.

ASHFORD CAPITAL, LLC NOTE

     In May 2007, the Company issued at par an unsecured note to Ashford Capital, LLC in the amount of $125,000 bearing interest at 8% per annum, principal and interest payable on May 15, 2010.

     Interest expense on the Ashford Capital, LLC note was $10,000 and $5,233 for the fiscal years ended October 31, 2008 and 2007, respectively, all of which was accrued and unpaid.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California. The lease expires in June 2009 and provides for monthly rental payments of $51,200. The Company is also responsible for the monthly payment of $6,624 for the common area operating expenses, utilities and insurance. In January 2009 this lease was amended. See Note 11.

     The Company operates a warehouse and sales office in Belgium under a lease that expires in September 2009. The lease provides for minimum monthly rental payments of $2,012.

     The Company leases two automobiles under operating leases with aggregate monthly lease payments of approximately $2,300. The leases expire in February 2009 and May 2012.

     The Company also leases office equipment under operating leases requiring aggregate monthly payments of approximately $1,200. The leases expire in April 2009 and October 2012.

     Future minimum lease payments on these leases as of October 31, 2008 were as follows:

                            YEAR ENDING     LEASE
                            OCTOBER 31,    PAYMENTS
                            -----------    --------
                               2009        $498,047
                               2010          33,246
                               2011          23,819
                               2012          13,895
                                           --------
                              TOTAL        $569,007
                                           ========

     Rent expense was $568,626 and $692,442 for the fiscal years ended October 31, 2008 and 2007, respectively (net of sublease income of $36,000 and $6,000, respectively).

EMPLOYMENT AGREEMENTS

     In March 2008 the Company entered into employment agreements with its four executive officers. The employment agreement with Michael Prince, the Company's President, Chief Executive Officer and Chief Financial Officer, superseded his prior employment agreement. Under these employment agreements, the officers' annual base salaries are as follows: Michael Prince--$320,000; Kevin Seifert--$120,000; Raul Khantzis--$120,000 and Jill Gardner--$110,000. The annual base salaries increase a minimum of 5% on April 15 each year, commencing April 15, 2009. In addition, the Company has agreed to make contributions to the officers' accounts in the Company's 401(k) plan each year in an amount equal to a specified percentage, ranging from 40% to 100% depending on the officer's age, of the maximum allowable employee contribution for such year under the rules of the Internal Revenue Service, up to a maximum of $30,000 each year. The Company may terminate an officer's employment at any time and each officer may terminate his or her employment at any time upon 30 days' prior notice. If an officer's employment is terminated by the Company without cause or by the officer for "good reason," the officer will be entitled to continue to receive base salary until the later to occur of six months from termination of employment or March 1, 2011 (2013 for Mr. Prince) and continuation of certain other benefits. "Good reason" is defined to include, among other things, an adverse change in the employee's position, responsibilities or duties, a reduction in compensation or assignment to an office or location outside the Los Angeles metropolitan area on other than a temporary basis.

CONSULTING AGREEMENTS

     In June 2000, the Company entered into a consulting agreement with a consultant to provide advice and assistance to the Company. Pursuant to the agreement, as amended, this unsecured consulting obligation is payable in monthly installments of $4,000 through October 2008. Total fees paid for this consulting obligation for the fiscal years ended October 31, 2008 and 2007 were $40,000 and $36,000, respectively. Total remaining minimum payments under this consulting obligation at October 31, 2008 are $8,000.

     The Company has a consulting agreement with Dartmouth Commerce of Manhattan, Inc. that provides for compensation of $55,000 per year. Richard M. Torre, the Chairman of the Board of the Company, owns Dartmouth Commerce. The Consulting Agreement may be terminated by either party at any time. The Company paid consulting fees under this agreement of $55,000 in each of the fiscal years ended October 31, 2008 and 2007.

LICENSE AGREEMENTS

     The Company has entered into license agreements that grant to it the exclusive right to distribute, market and sell prescription eyeglass frames and in certain cases sunwear under various brand names in the United States and other designated territories. All of these license agreements contain minimum net sales and/or minimum royalty requirements, and certain of the license agreements have minimum advertising expenditure requirements. All of the license agreements permit the licensor to terminate the license upon material breach or default by the Company. The Company was in compliance with its license agreements as of October 31, 2008.

          LICENSE                    EXPIRATION DATE           RENEWABLE THROUGH
---------------------------          ---------------           -----------------
bebe eyes                            June 2010                 --
Carmen Marc Valvo Eyewear            January 2012              January 2015
Cutter & Buck Eyewear                December 2009             December 2011
Dakota Smith Eyewear                 February 2010             --
Hart Schaffner Marx Eyewear          December 2010             December 2012
Hummer Eyegear                       June 2010                 --
Laura Ashley Eyewear                 January 2010              --
Michael Stars Eyewear                October 2011              October 2013
Nicole Miller Eyewear                March 2012                --

     The Company may not renew a license if it is in material default under the license agreement or, in certain cases, does not meet certain minimum sales and/or royalty requirements.

     Total minimum royalties payable under all of the Company's license agreements at October 31, 2008 were as follows:

                     YEAR ENDING
                     OCTOBER 31,        MINIMUM ROYALTIES
                     -----------        -----------------
                        2009                $2,082,909
                        2010                 1,572,917
                        2011                   506,250
                        2012                   233,333
                                            ----------
                       TOTAL                $4,395,409
                                            ==========

     Total royalty expense charged to operations for the fiscal years ended October 31, 2008 and 2007, was $1,995,727 and $1,961,840, respectively.

LITIGATION

     At October 31, 2008, the Company was not involved in any material litigation.

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

DESIGNATION AND ISSUANCE OF SERIES A 2% CONVERTIBLE PREFERRED STOCK

     In April 2003, Board of Directors authorized a new series of preferred stock, consisting of 1,300,000 shares and designated the "Series A 2% Convertible Preferred Stock" (the "Series A Preferred"). Pursuant to such authorization, the Company issued 1,200,000 shares to Bluebird for $800,000, or $0.6667 per share. The Series A Preferred provides for cumulative dividends at the rate of 2% per annum payable in cash or additional shares of Series A Preferred, and has a liquidation preference equal to $0.67 per share plus accrued and unpaid dividends. The Company has the right to redeem the Series A Preferred, commencing on April 21, 2005 at the liquidation preference plus accrued and unpaid dividends and a premium of $450,000.

     The Company must redeem the Series A Preferred upon certain changes of control, as defined in the agreement, to the extent the Company has the funds legally available at the same redemption price. The Series A Preferred is convertible into Common Stock on a share-for-share basis, subject to adjustments for stock splits, stock dividends, and similar events.

     The holders of the Series A Preferred do not have voting rights, except as required by law, provided, however, that at any time two dividend payments are not paid in full, the Board of Directors of the Company will be increased by two and the holders of the Series A Preferred, voting as a single class, will be entitled to elect the additional directors. Bluebird received demand and piggyback registration rights for the shares of Common Stock into which the Series A Preferred may be converted. As of October 31, 2008, the Board of Directors had not declared any dividends on the Series A Preferred and dividends in arrears were approximately $92,778 (138,474 shares of Series A Preferred). Accordingly, the holders of the Series A Preferred have the right to increase the size of the Board by two and elect the two new directors. There is only one holder of record of the Series A Preferred, and that holder of the Series A Preferred has waived that right through 2009.

STOCK OPTIONS AND WARRANTS

     The Company had one stock-based compensation plan, the 1997 Stock Plan, which terminated in May 2007. Options granted under the Plan remain outstanding and expire in accordance with their terms through 2009.

     The following is a summary of stock option activity under the 1997 Stock Plan for the last two fiscal years ended October 31, 2008:

                                      NUMBER OF    EXERCISE    WEIGHTED AVERAGE
                                       SHARES       PRICE       EXERCISE PRICE
                                      ---------    --------    ----------------
Outstanding, October 31, 2006          97,200       $4-$10          $7.64
  Canceled                            (59,900)      $4-$10          $4.00
Outstanding, October 31, 2007          37,300         $4            $4.00
  Canceled                             (3,000)        $4            $4.00
Outstanding, October 31, 2008          34,300         $4            $4.00

EXERCISABLE, OCTOBER 31, 2008          34,300         $4            $4.00


No options were granted during the fiscal years ended October 31, 2008 and 2007.


WARRANTS

     The following is a summary of warrants activity during the two fiscal years ended October 31, 2008:

                                    NUMBER OF      EXERCISE     WEIGHTED AVERAGE
                                     SHARES         PRICE        EXERCISE PRICE
                                    ---------   -------------    --------------
Outstanding, October 31, 2006       100,000         $0.67           $0.67
  Issued                            300,000         $0.6875         $0.6875
Outstanding, October 31, 2007       400,000     $0.67-$0.6875       $0.6831
  Exercised                        (100,000)        $0.67           $0.67
Outstanding, October 31, 2008       300,000         $0.6875         $0.6875

EXERCISABLE, OCTOBER 31, 2008       300,000         $0.6875         $0.6875

The 300,000 warrants outstanding at October 31, 2008 are held by Ashford Capital, LLC. The warrants have an exercise price of 68.75 cents per share and expire on May 15, 2010. If the Company issues any common stock or common stock equivalents for a purchase price less than the current exercise price of the warrants, the exercise price of the warrants will be reduced by 200% of the difference between the exercise price of the warrants and the purchase price of such common stock. Ashford Capital, LLC has agreed not to exercise the warrants if such exercise would result in it beneficially owning more than 9.9% of the outstanding common stock of the Company. At the date of issuance, the value of these warrants was determined to be nominal.


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

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                            Income        Shares      Per Share
Year ended October 31, 2008               (Numerator)  (Denominator)   Amount
---------------------------------------   -----------  -------------  ---------
Basic earnings per share                  $   605,515    6,908,516    $    0.09
Conversion of preferred stock                  16,000    1,338,474        (0.01)
                                          -----------    ---------    ---------
Diluted earnings per share                $   621,515    8,246,990    $    0.08
                                          ===========    =========    =========

                                            Income        Shares      Per Share
Year ended October 31, 2007               (Numerator)  (Denominator)   Amount
---------------------------------------   -----------  -------------  ---------
Basic earnings per share                  $ 2,647,104    6,712,625    $    0.39
Conversion of preferred stock                  16,000    1,312,154        (0.06)
                                          -----------    ---------    ---------
Diluted earnings per share                $ 2,663,104    8,024,779    $    0.33
                                          ===========    =========    =========


     The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

                                            2008         2007
                                         ---------    ---------
     Stock options                          34,300       37,300
     Warrants                              300,000      400,000
                                         ---------    ---------
           TOTAL                           334,300      437,300
                                         =========    =========

NOTE 8.  INCOME TAXES

     On November 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure, and other topics. The adoption of FIN No. 48 had no impact on the financial statements, as the Company had no material uncertain income tax positions which would result in a liability to the Company. The Company recognized no interest or penalties on income taxes in its statement of operations for the years ended October 31, 2008. Management believes that with few exceptions, the Company is no longer subject to income tax examinations by any tax authorities for years before October 31, 2004.

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of October 31, 2008 and 2007 consisted of the following:

                                                    2008            2007
                                                 ----------      ----------
     Allowance for doubtful accounts             $   18,000      $   23,000
     Capitalization of inventory costs              259,000         229,000
     Sales returns reserve                          125,000         193,000
     Depreciation and amortization                2,441,000       2,430,000
     Net operating loss carry-forward             5,530,000       5,557,000
     Other                                           18,000          22,000
     Valuation allowance                         (5,413,800)     (5,476,800)
                                                 ----------      ----------
             TOTAL DEFERRED TAX ASSETS           $2,977,200      $2,977,200
                                                 ==========      ==========

     The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the fiscal years ended October 31, 2008 and 2007:

                                                    2008            2007
                                                 ----------      ----------
     Current
         Federal                                 $      --       $      --
         State                                        8,320           9,366
                                                 ----------      ----------
                                                      8,320           9,366
                                                 ----------      ----------
     Deferred taxes
         Federal, current                               --         (121,500)
         Federal, non-current                           --       (1,978,500)
                                                 ----------      ----------
                                                        --       (2,100,000)
                                                 ----------      ----------

     TOTAL PROVISION (BENEFIT) FOR INCOME TAXES  $    8,320     $(2,090,634)
                                                 ==========     ===========

     A reconciliation of the benefit from income taxes and the amount computed by applying the federal statutory rate to income before benefit for income taxes for the fiscal years ended October 31, 2008 and 2007 is as follows:

                                                    2008            2007
                                                 ----------      ----------
     Computed income tax provision at federal
       statutory rate                            $  214,144      $  194,640
     Increase (decrease) resulting from
          State income taxes                         37,193          34,406
          Permanent items                             2,596             972
          Change in valuation allowance            (243,013)     (2,320,652)
          Other, net                                 (2,600)            --
                                                 ----------     -----------
               TOTAL                             $    8,320     $(2,090,634)
                                                 ==========     ===========

     The Company recorded taxes of $8,320 in the fiscal year ended October 31, 2008 and recognized a net tax benefit of $2,090,634 in the fiscal year ended October 31, 2007. The Company recorded decreases in the valuation allowance on its deferred tax asset of $243,013 and $2,320,652 in the fiscal years ended October 31, 2008 and 2007. respectively. The Company reduced the valuation allowance as a result of its profitability during the prior years and its future outlook. As of October 31, 2008, the Company's net deferred tax asset was $2,977,000 and it had a valuation allowance of $5,057,000 against the deferred tax asset.

     As of October 31, 2008, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,156,000 and $4,271,000, respectively, which expire at various times from 2021 through 2027.

     As of October 31, 2007, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,224,000 and $4,299,000, respectively.

     The Company has net operating loss carry-forwards for which partial benefit for income taxes has been provided. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not a portion of deferred tax assets will not be realized.

     Realization of this deferred tax asset is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that the Company will generate taxable income to utilize some of the tax carry-forwards before their expiration. However, there can be no assurance that the Company will meet its expectation of future income. As a result, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such occurrence could materially adversely affect the Company's results of operations and financial condition. The Company recognized the reversal of the deferred tax asset valuation of $2,100,000 during the fourth quarter of the fiscal year ended October 31, 2007. There were no other extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of the fiscal years ended October 31, 2008 and 2007.

     As of October 31, 2008 and 2007, the Company had available alternative minimum tax credit carry-forwards for tax purposes of approximately $114,000 that may be used indefinitely to reduce regular federal income tax until exhausted.

NOTE 9.  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit sharing plan covering all eligible employees. Eligible employees may elect to contribute up to $15,500 of their annual compensation and, if they are 50 years old or above, may elect a catch-up contribution of $5,000. The Company may also elect to make discretionary contributions. In the fiscal years ended October 31, 2008 and 2007 the Company provided matching contributions of $27,500 and $40,049, respectively.

NOTE 10.  FOREIGN OPERATIONS

     The Company operates a warehouse and sales office in Belgium. The following is a summary of the Company's foreign operations:

                                                    2008            2007
                                                 ----------      ----------
     Balance Sheet
            Identifiable assets                  $  391,367      $  426,978


                                                    2008            2007
                                                 ----------      ----------
     Statement of Operations
            Net sales                            $  871,491      $  996,397
            Net income (loss)                    $  (55,216)     $ (178,394)

     The Company also exports directly from the United States to foreign countries. During the fiscal years ended October 31, 2008 and 2007, exports from the United States amounted to $1,500,926 and $1,791,640, respectively.

NOTE 11. SUBSEQUENT EVENT

     On January 26, 2009 the Company amended the lease for its principal offices and warehouse in Inglewood, California. The amendment extended the term for two years to June 30, 2011, granted the Company a two-year renewal option, and reduced the monthly rent during the extended term to $48,000 for the year ending June 30, 2010 and $49,000 for the year ending June 30, 2011.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Grobstein Horwath & Company LLP ("GHC") audited our financial statements for fiscal years 2004 through 2007. Effective December 8, 2008, the personnel of GHC joined Crowe Horwath LLP ("Crowe") and GHC resigned as the Company's independent auditors. On December 9, 2008, the Company engaged Crowe as its independent auditor for the audit of the Company's financial statements for the year ended October 31, 2008. The Company's Audit Committee approved this engagement.

     The audit reports of GHC on the financial statements of the Company as of and for fiscal years 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's two most recent fiscal years ended October 31, 2007 and 2006 and through December 9, 2008, the Company did not consult with Crowe on
(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and Crowe did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304
(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

     In connection with the audits of the Company's financial statements for the fiscal years 2007 and 2006 and through December 8, 2008, there were: (i) no disagreements between the Company and GHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GHC, would have caused GHC to make reference to the subject matter of the disagreement in their reports on the Company's financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A--CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of October 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors ; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person has both titles), we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on the above evaluation, our management has concluded that, as of October 31, 2008, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

     This annual report does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

     There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B--OTHER INFORMATION

     On January 23, 2009 we amended our lease with Roxbury Property Management for our principal offices and warehouse in Inglewood, California. The amendment extended the term for two years to June 30, 2011, granted us a two-year renewal option, and reduced our monthly rent during the extended term. See "Item 2--Properties" for information on the lease, as amended.


                                    PART III

ITEM 10--DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information under the captions "Election of Directors - Information About the Nominees, and - Board Committees - Audit Committee" and "Other Information - Executive Officers, - Compliance with Section 16(a) Beneficial Ownership Reporting and - Code of Ethics" in our definitive proxy statement for the 2008 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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


                                     PART IV

ITEM 15--EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of Report:

1. Financial Statements:

   Independent Auditor's Reports

   Balance Sheets at October 31, 2008 and 2007

   Statements of Operations for the years ended October 31, 2008 and 2007

   Statements of Changes in Shareholders' Equity for the years ended October 31, 2008 and 2007

   Statements of Cash Flows for the years ended October 31, 2008 and 2007

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


           SIGNATURE                     TITLE                       DATE

      /s/ Michael Prince      Chief Executive Officer, Chief   February 12, 2009
      --------------------    Financial Officer and Director
      Michael Prince          (Principal Financial and
                              Accounting Officer)

      /s/ Edward Meltzer      Director                         February 12, 2009
      --------------------
      Edward Meltzer

      /s/ Drew Miller         Director                         February 12, 2009
      --------------------
      Drew Miller

      /s/ Ted Pasternack      Director                         February 12, 2009
      --------------------
      Ted Pasternack

      /s/ Richard M. Torre    Chairman of the Board            February 12, 2009
      --------------------
      Richard M. Torre

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit Description
------    -------------------

  3.1 Restated Articles of Incorporation of Signature Eyewear, Inc. ("Signature"). Certificate of Determination of Series A
          2% Convertible Preferred Stock of Signature Eyewear, Inc., filed April 21, 2003 with the California Secretary of State.

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

  10.4 License Agreement dated May 28, 1991, between Laura Ashley Manufacturing B.V. and Signature, as amended August 2, 1993;
          Further Amending Agreement dated December 18, 2002; Letter Amendment dated as of April 14, 2003; and Letter Agreement dated February 9, 2007. [Portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a grant of Confidential Treatment.]

  10.5 Lease Agreement, dated March 7, 2005, between Signature and Roxbury Property Management Incorporated by reference to Exhibit 10.1 to Signature's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

  10.6 Agreement dated April 21, 2003: US $4,150,000 Credit Facility for Signature provided by Bluebird Finance Limited; Security Agreement dated April 21, 2003 between Signature as Debtor and Bluebird Finance Limited as Secured Party.

  10.7 Stock Purchase Agreement dated April 21, 2003 between Bluebird Finance Limited and Signature.

  10.8 Consulting Agreement dated as of April 1, 2003 between Signature and Dartmouth Commerce of Manhattan, Inc.

  10.9 Trademark License Agreement dated October 12, 2005 between Signature and Kobra International, Ltd. T/A Nicole Miller. Incorporated by reference to Exhibit 10.16 of Signature's Annual Report on Form 10-K for the year ended October 31, 2005. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.] Amendment One dated July 7, 2008 to the License Agreement by and between Kobra International, Ltd. d/b/a Nicole Miller and the Company, dated October 12, 2005. Incorporated by reference to Exhibit 10.1 of Signature's Quarterly Report on Form 10-Q for the quarter ended July 31, 2008. [Portions of this Amendment have been deleted and filed separately with the Commission pursuant to a grant of Confidential Treatment.]

  10.10 License Agreement dated September 23, 1999 between Signature and bebe stores, inc.; Amendment dated September 23, 1999; Amendment Two dated June 4, 2002; Amendment Three dated July 3, 2003; and Amendment Four dated April 5, 2005. Incorporated by reference to Exhibit 10.19 of Signature's Annual Report on Form 10-K for the year ended October 31, 2005. Amendment Five dated June 28, 2006. Incorporated by reference to
          Exhibit 10.16 of Signature's Annual Report on Form 10-K for the year ended October 31, 2006. Amendment Six dated December 31, 2006. Incorporated by reference to Exhibit 10.2 of Signature's Quarterly Report on Form 10-Q for the quarter ended January 31, 2007. Amendment Seven dated August 23, 2007. Incorporated by reference to Exhibit
          10.16 of Signature's Annual Report on Form 10-K for the year ended October 31, 2007. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

  10.11 Loan and Security Agreement dated September 14, 2007 between Signature and Comerica Bank. Incorporated by reference to Exhibit 10.17 of Signature's Annual Report on Form 10-K for the year ended October 31, 2007. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

  10.12 Employment Agreement dated March 11, 2008 between Signature and Michael Prince. Incorporated by reference to Exhibit 10.1 of Signature's Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

  10.13 Employment Agreement dated March 11, 2008 between Signature and Jill Gardner. Incorporated by reference to Exhibit 10.2 of Signature's Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

  10.14 Employment Agreement dated March 11, 2008 between Signature and Raul Khantzis. Incorporated by reference to Exhibit 10.3 of Signature's Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

  10.15   Employment Agreement dated March 11, 2008 between Signature and Kevin
          D. Seifert. Incorporated by reference to Exhibit 10.4 of Signature's Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

  23.1    Consent of Crowe Horwath LLP

  23.2    Consent of Grobstein Horwath & Company LLP

  31.1    Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

  32.1    Certification Pursuant to 18 U.S.C. ss. 1350

  99.1    Schedule II--Valuation and Qualifying Accounts.