Form 10-Q
period 2009-01-31
SIGNATURE EYEWEAR INC
filed 2009-03-11
CIK 1036292

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________.


                         Commission file number 0-23001




                             SIGNATURE EYEWEAR, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          CALIFORNIA                                             95-3876317
-------------------------------                              -------------------
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


     Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer |_|                 Accelerated Filer         |_|
     Non-accelerated Filer   |_|                 Smaller reporting company |X|
     (Do not check if a
     smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,955,639 shares issued and outstanding as of March 9, 2009.
================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1    Financial Statements

          Balance Sheets ...................................................   3

          Statements of Income .............................................   5

          Statements of Cash Flows .........................................   6

          Notes to the Financial Statements ................................   7

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................  11

Item 3    Quantitative and Qualitative Disclosures About Market Risk .......  13

Item 4    Controls and Procedures ..........................................  13



PART II   OTHER INFORMATION

Item 1    Legal Proceedings ................................................  14

Item 1A   Risk Factors .....................................................  14

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds ......  14

Item 3    Defaults upon Senior Securities ..................................  14

Item 4    Submission of Matters to a Vote of Security Holders ..............  14

Item 5    Other Information ................................................  14

Item 6    Exhibits .........................................................  14

                                    PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                          SIGNATURE EYEWEAR, INC
                                                                  BALANCE SHEETS
                                                 AT JANUARY 31, 2009 (UNAUDITED)
                                                   AT OCTOBER 31, 2008 (AUDITED)
================================================================================

                                     ASSETS

                                                       January 31,      October 31,
                                                          2009             2008
                                                      ------------     ------------
CURRENT ASSETS

    Cash and cash equivalents                         $    349,707     $    305,628
    Accounts receivable - trade, net of allowance
       for doubtful accounts of $42,163                  3,563,239        2,809,135
    Inventory                                            5,262,719        5,607,178
    Promotional products and materials                     207,107          133,618
    Prepaid expenses and other current assets              316,865          394,934
    Deferred income taxes                                  376,500          376,500
                                                      ------------     ------------

            Total current assets                        10,076,137        9,626,993

PROPERTY AND EQUIPMENT, net                                366,154          369,935
DEPOSITS AND OTHER ASSETS                                  107,801          107,656
DEFERRED INCOME TAXES                                    2,600,700        2,600,700
                                                      ------------     ------------

                TOTAL ASSETS                          $ 13,150,792     $ 12,705,284
                                                      ============     ============




   The accompanying notes are an integral part of these financial statements.

                                                          SIGNATURE EYEWEAR, INC
                                                                  BALANCE SHEETS
                                                 AT JANUARY 31, 2009 (UNAUDITED)
                                                   AT OCTOBER 31, 2008 (AUDITED)
================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       January 31,      October 31,
                                                          2009             2008
                                                      ------------     ------------
CURRENT LIABILITIES
    Accounts payable - trade                          $  4,994,760     $  5,053,341
    Accrued expenses and other current liabilities       1,681,430        1,853,586
    Current portion of long-term debt                      290,000          290,000
                                                      ------------     ------------

        Total current liabilities                        6,966,190        7,196,927

LONG-TERM DEBT, net of current portion                   5,097,500        4,620,000
                                                      ------------     ------------

            Total liabilities                           12,063,690       11,816,927
                                                      ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $0.001 par value
      5,000,000 shares authorized
        Series A 2% convertible preferred stock,
          $0.001 par value; liquidation preference
          (approximately $901,000 and $897,000 at
          January 31, 2009 and October 31, 2008,
          respectively)
        1,360,000 shares authorized
        1,200,000 shares issued and outstanding              1,200            1,200
    Common stock, $0.001 par value
      30,000,000 shares authorized
      6,955,639 shares issued and outstanding                6,956            6,956
    Additional paid-in capital                          15,656,812       15,656,812
    Accumulated deficit                                (14,577,866)     (14,776,611)
                                                      ------------     ------------

            Total shareholders' equity                   1,087,102          888,357
                                                      ------------     ------------
              TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                    $ 13,150,792     $ 12,705,284
                                                      ============     ============


   The accompanying notes are an integral part of these financial statements.

                                                         SIGNATURE EYEWEAR, INC.
                                                            STATEMENTS OF INCOME
                         FOR THE THREE MONTHS ENDED JANUARY 31, 2009 (UNAUDITED)
                                                AND JANUARY 31, 2008 (UNAUDITED)
================================================================================

                                                          2009             2008
                                                      ------------     ------------
NET SALES                                             $  5,959,355     $  5,555,258
COST OF SALES                                            2,110,716        1,979,433
                                                      ------------     ------------

GROSS PROFIT                                             3,848,639        3,575,825
                                                      ------------     ------------
Operating expenses
    Selling                                              2,138,817        1,932,982
    General and administrative                           1,424,125        1,389,493
    Depreciation and amortization                           34,828           21,747
                                                      ------------     ------------
        Total operating expenses                         3,597,770        3,344,222
                                                      ------------     ------------

INCOME FROM OPERATIONS                                     250,869          231,603
                                                      ------------     ------------

INTEREST EXPENSE/OTHER, NET                                (51,043)         (80,031)
                                                      ------------     ------------

INCOME BEFORE TAXES                                        199,826          151,572
INCOME TAXES                                                 1,081            1,096
                                                      ------------     ------------

NET INCOME                                                 198,745          150,476
Preferred Stock Dividend                              $     (4,000)    $     (4,000)
                                                      ------------     ------------

Net income available to common shareholders           $    194,745     $    146,476
                                                      ============     ============
Basic earnings per share                              $       0.03     $       0.02
                                                      ============     ============
Diluted earnings per share                            $       0.02     $       0.02
                                                      ============     ============
Weighted-average common shares
    OUTSTANDING - BASIC                                  6,955,639        6,855,639
                                                      ============     ============
Weighted-average common shares
    OUTSTANDING - DILUTED                                8,300,776        8,174,324
                                                      ============     ============

   The accompanying notes are an integral part of these financial statements.

                                                          SIGNATURE EYEWEAR, INC
                                                        STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED JANUARY 31, 2009(UNAUDITED
                                                AND JANUARY 31, 2008 (UNAUDITED)
================================================================================

                                                          2009             2008
                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                        $    198,745     $    150,476
    Adjustments to reconcile net income to net
    cash used in operating activities:
        Depreciation and amortization                       34,828           21,747
        (Increase) decrease in:
           Accounts receivable - trade                    (754,105)          90,998
           Inventories                                     344,458         (261,813)
           Promotional products and materials              (73,489)          26,243
           Prepaid expenses and other current assets        78,069          (73,854)
        Increase (decrease) in:
           Accounts payable - trade                        (58,581)         (44,381)
           Accrued expenses and other current
            liabilities                                   (172,156)         (69,964)
                                                      ------------     ------------

Net cash used in operating activities                     (402,231)        (160,548)
                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                     (31,045)         (89,068)
    Deposits and other assets                                 (145)          (1,407)
                                                      ------------     ------------

Net cash used in investing activities                      (31,190)         (90,475)
                                                      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in lines of credit                        550,000               --
    Payments on short-term debt                                 --          (40,667)
    Payments on long-term debt                             (72,500)        (145,000)
    Borrowings on long-term debt                                --          200,000
                                                      ------------     ------------

Net cash provided by financing activities                  477,500           14,333
                                                      ------------     ------------

Net increase (decrease) in cash and cash equivalents        44,079         (236,690)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             305,628          461,080
                                                      ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $    349,707     $    224,390
                                                      ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      INTEREST PAID                                   $     33,759     $     55,322
                                                      ============     ============

      INCOME TAXES PAID                               $      1,081     $      1,096
                                                      ============     ============

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

 (INFORMATION AS OF JANUARY 31, 2009 AND FOR THE THREE MONTHS ENDED JANUARY 31,
                          2009 AND 2008 IS UNAUDITED)


NOTE 1.  ORGANIZATION AND LINE OF BUSINESS

         Signature Eyewear, Inc. (the "Company") designs, markets and distributes eyeglass frames throughout the United States and internationally. The Company conducts its operations primarily from its principal executive offices and warehouse in Inglewood, California, and a warehouse and sales office in Belgium.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2008. The results of operations for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

INVENTORY

         Inventory consists of finished goods, which are valued at the lower of cost or market. Cost is computed using the weighted-average cost, which approximates actual cost on a first-in, first-out basis.

         The Company regularly and periodically evaluates its inventory to ensure that it is valued at the lower of cost or market based on current market trends, product history and turnover.

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

Fair Value of Financial Instruments
-----------------------------------

         For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable - trade, and line of credit, the carrying amounts approximate fair value due to their short-term maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Income per Share
----------------

         The Company calculates income per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic income per share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:


         Three months ended                Income        Shares       Per Share
         January 31, 2009                (Numerator)  (Denominator)     Amount
         ------------------------------  -----------   -----------   -----------
         Basic earnings per share        $   194,745     6,955,639   $      0.03
         Conversion of preferred stock         4,000     1,345,137          0.00
                                         -----------   -----------   -----------
         DILUTED EARNINGS PER SHARE      $   198,745     8,300,776   $      0.02
                                         ===========   ===========   ===========



         Three months ended                Income        Shares       Per Share
         January 31, 2008                (Numerator)  (Denominator)     Amount
         ------------------------------  -----------   -----------   -----------
         Basic earnings per share        $   146,476     6,855,639   $      0.02
         Conversion of preferred stock         4,000     1,318,685          0.00
                                         -----------   -----------   -----------
         DILUTED EARNINGS PER SHARE      $   150,476     8,174,324   $      0.02
                                         ===========   ===========   ===========

         The following potential common shares have been excluded from the computations of diluted income per share for the three months ended January 31, 2009 and 2008 because the effect would have been anti-dilutive:

                                         2009         2008
                                     -----------   -----------
                   Stock options          34,300        37,300
                   Warrants              300,000       400,000
                                     -----------   -----------
                      TOTAL              334,300       437,300
                                     ===========   ===========

Foreign Currency Translation
----------------------------

         The Company's Belgium branch's functional currency is the euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were not material for the three months ended January 31, 2009 and 2008.

Estimates
---------

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

Significant Recent Accounting Pronouncements
--------------------------------------------

         In the opinion of management, neither the Financial Accounting Standards Board or its Emerging Issues Task Force, the American Institute of Certified Public Accountants nor the Securities and Exchange Commission have issued any accounting pronouncements since the Company filed its Annual Report on Form 10-K for the year ended October 31, 2008 (the "2008 Form 10-K") that are expected to have a material impact on the Company's future financial statements.

         The recent accounting pronouncements discussed in the notes to the Company's audited financial statements for the year October 31, 2008 included in the 2008 Form 10-K that were required to be adopted during the year ended October 31, 2008 did not have and are not expected to have a significant impact on the Company's 2009 financial statements.


NOTE 3.  LONG-TERM DEBT

         Long-term debt (excluding accrued and unpaid interest) consisted of the following at the dates indicated:

                                                       JANUARY 31,  OCTOBER 31,
                                                           2009         2008
                                                       -----------  -----------
Revolving line of credit from Comerica Bank            $ 3,450,000  $ 2,900,000
Revolving line of credit from Bluebird Finance Limited   1,812,500    1,885,000
Term note payable to Ashford Capital, LLC.                 125,000      125,000
                                                       -----------  -----------
                                                         5,387,500    4,910,000

Less current portion                                      (290,000)    (290,000)
                                                       -----------  -----------
        LONG-TERM PORTION                              $ 5,097,500  $ 4,620,000
                                                       ===========  ===========

NOTE 4.  INCOME TAXES

         As of January 31, 2009, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,156,000 and $4,271,000, respectively, which expire at various times from 2021 through 2027.

         The Company has recorded a partial benefit for income taxes based on these net operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not a portion of deferred tax assets will not be realized.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis, which should be read in connection with our Financial Statements and accompanying footnotes, contains forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations are set forth in Item 1 - Business - Factors That May Affect Our Future Operating Results" in our Form 10-K for the year ended October 31, 2008 as well as those discussed elsewhere in this Form 10-Q. Those forward-looking statements may relate to, among other things, our plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which we operate.

         References in this report to the "Company," "we" or "us" refers to Signature Eyewear, Inc.

OVERVIEW

         We generate revenues through the sale of prescription eyeglass frames and sunwear under licensed brand names, including bebe eyewear, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear, Michael Stars Eyewear and Nicole Miller Eyewear, and under our proprietary Signature brand. Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to our specifications.

         We reported net income of $199,000 on net sales of $6.0 million for the three months ended January 31, 2009 (the "2009 Quarter") compared to net income of $150,000 on net sales of $5.6 million for the three months ended January 31, 2008 (the "2008 Quarter"). The increase in net sales was due primarily to increases in net sales of bebe eyewear and Nicole Miller Eyewear to independent optical retailers and distributors and to optical and retail chains. These increases in domestic sales more than offset the continued decline in international sales. The increase in net income was due primarily to higher sales, a reduction in interest expense and a decrease in our allowance for product returns.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                           THREE MONTHS ENDED
                                                               JANUARY 31,
                                                         ----------------------
                                                           2009          2008
                                                         --------      --------
         Net sales ...............................          100.0%        100.0%
         Cost of sales ...........................           35.4          35.6
                                                         --------      --------
         Gross profit ............................           64.6          64.4
                                                         --------      --------
         Operating expenses:
            Selling ..............................           35.9          34.8
            General and administrative ...........           23.9          25.0
            Depreciation and amortization ........            0.6           0.4
                                                         --------      --------
                 Total operating expenses ........           60.4          60.2
                                                         --------      --------
         Income from operations ..................            4.2           4.2
                                                         --------      --------
         Interest expense/other, net .............            0.9           1.4
                                                         --------      --------
         Income before taxes .....................            3.3           2.8
                                                         --------      --------
         Income taxes ............................            0.0           0.0
                                                         --------      --------
         NET INCOME ..............................            3.3%          2.8%
                                                         ========      ========


         NET SALES. Net sales increased by 7.3% or $404,000 from the 2008 Quarter to the 2009 Quarter. The general slowdown in the domestic economy and the optical frame market affected all of our lines other than bebe eyewear and Nicole Miller Eyewear, which increased $700,000 to $4.0 million from the 2008 Quarter to the 2009 Quarter. We believe these lines are generating greater consumer interest from customers who might have selected higher priced frames during better economic times. Net sales of the Company's three largest lines, bebe eyewear, Nicole Miller Eyewear and Laura Ashley Eyewear, amounted to 78.5% of our net in the 2009 Quarter compared to 76.8% in the 2008 Quarter.

         Direct sales to independent optical retailers and distributors increased $270,000 in the 2009 Quarter. Sales to optical and retail chains increased $285,000 in the 2009 Quarter. International sales decreased $140,000 in the 2009 Quarter due primarily to the strength of the United States dollar and the weak global optical market.

         Net sales reflect gross sales less a reserve for product returns established by us based on products that we are aware will be returned as of that date. Our reserves were $404,000 at both January 31, 2009 and October 31, 2008. We had $765,000 and $767,000 in product returns for the 2009 Quarter and 2008 Quarter, respectively, resulting in a product returns percentage of 13.8% and 12.8%, respectively. We reduced our allowance for product returns by $36,000 in the 2009 Quarter.

         GROSS PROFIT AND GROSS MARGIN. Gross profit increased $273,000 from the 2008 Quarter to the 2009 Quarter due to increased sales. Gross margin increased slightly to 64.6% in the 2009 Quarter from 64.4% in the 2008 Quarter.

         SELLING EXPENSES. Selling expenses increased $206,000 from the 2008 Quarter to the 2009 Quarter primarily due to increases of $97,000 in compensation expense for sales personnel and $54,000 in royalty expense due to increased net sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the 2009 Quarter increased $35,000 from the 2008 Quarter primarily due to a $57,000 increase in compensation expense.

         INTEREST EXPENSE/OTHER, NET. Interest expense, net, consists of interest expense offset by other income. Interest expense, net, decreased $29,000 in the 2009 Quarter primarily due to reduction in the weighted average rate on our borrowings. The amount of borrowings increased during the quarter from $4.6 million at October 31, 2008 to $5.1 million at January 31, 2009 due to increased working capital requirements to support sales growth.

         INCOME TAXES. As a result of our net loss carry-forward, we had no income tax expense other than franchise taxes in various states in the 2009 Quarter or the 2008 Quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Our accounts receivable (net of allowance for doubtful accounts) were $3.6 million at January 31, 2009 compared to $2.8 million at October 31, 2008. This increase was primarily due to higher sales in the 2009 Quarter.

         Our inventories (at lower of cost or market) were $5.3 million at January 31, 2009 as compared to $5.6 million at October 31, 2008. This decrease was primarily due to an increase in sales and our continued efforts to monitor inventory levels.

         Our long-term debt (including current portion) increased $478,000 from October 31, 2008 to January 31, 2009 primarily due to increased working capital requirements to support sales growth. See Note 3 of Notes to Financial Statements for further information regarding our long-term debt. At January 31, 2009, the interest rate on our Comerica Bank revolving line of credit was 3.75% per annum and we had $1.4 million of additional borrowing capacity under that line.

         Of the Company's accounts payable at January 31, 2009, approximately $630,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, the Company periodically assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies.

         We believe that, at least for the next four fiscal quarters, assuming that there are no unanticipated material adverse developments, we continue to be in compliance with our credit facilities and we maintain current sales levels, our cash flows from operations and through credit facilities will be sufficient to enable us to pay our debts and obligations as they mature.

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


Date:    March 10, 2009                              SIGNATURE EYEWEAR, INC.


                                                     By: /s/ Michael Prince
                                                         -----------------------
                                                         Michael Prince
                                                         Chief Executive Officer
                                                         Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number      Exhibit Description
-------     -------------------

10.1 First Amendment to Lease between Roxbury Property Management, LLC and Signature Eyewear, Inc. dated January 26, 2009; Second Amendment to Lease between Roxbury Property Management, LLC and Signature Eyewear, Inc. dated January 27, 2009

31.1        Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1        Certification Pursuant to 18 U.S.C. ss. 1350