Form 10-Q
period 2009-04-30
SIGNATURE EYEWEAR INC
filed 2009-06-10
CIK 1036292

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2009

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________.


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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,955,639 shares issued and outstanding as of June 5, 2009.

================================================================================

                             SIGNATURE EYEWEAR, INC.

                               INDEX TO FORM 10-Q

PART I         FINANCIAL INFORMATION                                        Page

Item 1         Financial Statements

               Balance Sheets                                                  3

               Statements of Income                                            5

               Statements of Cash Flows                                        6

               Notes to the Financial Statements                               7

Item 2         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   11

Item 3         Quantitative and Qualitative Disclosures About Market Risk     14

Item 4         Controls and Procedures                                        14

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                              15

Item 1A        Risk Factors                                                   15

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds    15

Item 3         Defaults upon Senior Securities                                15

Item 4         Submission of Matters to a Vote of Security Holders            15

Item 5         Other Information                                              15

Item 6         Exhibits                                                       15

PART I.
                              FINANCIAL INFORMATION


Item 1.   Financial Statements

                                                                                 SIGNATURE EYEWEAR, INC.
                                                                                          BALANCE SHEETS
                                                                           AT APRIL 30, 2009 (UNAUDITED)
                                                                          AND OCTOBER 31, 2008 (AUDITED)
--------------------------------------------------------------------------------------------------------


                                                 ASSETS

                                                                            April 30,        October 31,
                                                                              2009              2008
                                                                          ------------      ------------
CURRENT ASSETS

    Cash and cash equivalents                                             $    334,047      $    305,628
    Accounts receivable - trade, net of allowance for
       doubtful accounts of $42,163                                          3,044,110         2,809,135
    Inventory                                                                4,729,326         5,607,178
    Promotional products and materials                                         216,295           133,618
    Prepaid expenses and other current assets                                  297,796           394,934
    Deferred income taxes                                                      376,500           376,500
                                                                          ------------      ------------

          Total current assets                                               8,998,074         9,626,993

PROPERTY AND EQUIPMENT, NET                                                    344,969           369,935
DEPOSITS AND OTHER ASSETS                                                      108,326           107,656
DEFERRED INCOME TAXES                                                        2,600,700         2,600,700
                                                                          ------------      ------------

            TOTAL ASSETS                                                  $ 12,052,069      $ 12,705,284
                                                                          ============      ============





              The accompanying notes are an integral part of these financial statements.


                                                                                 SIGNATURE EYEWEAR, INC.
                                                                                          BALANCE SHEETS
                                                                           AT APRIL 30, 2009 (UNAUDITED)
                                                                          AND OCTOBER 31, 2008 (AUDITED)
--------------------------------------------------------------------------------------------------------


                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            April 30,        October 31,
                                                                              2009              2008
                                                                          ------------      ------------
CURRENT LIABILITIES
    Accounts payable - trade                                              $  4,283,987      $  5,053,341
    Accrued expenses and other current liabilities                           1,599,620         1,853,586
    Current portion of long-term debt                                          290,000           290,000
                                                                          ------------      ------------

       Total current liabilities                                             6,173,607         7,196,927

LONG-TERM DEBT, net of current portion                                       4,575,000         4,620,000
                                                                          ------------      ------------

          Total liabilities                                                 10,748,607        11,816,927
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $0.001 par value
       5,000,000 shares authorized
          Series A 2% convertible preferred stock, $0.001
            par value; liquidation preference (approximately $906,000
            at April 30, 2009 and $897,000 at October 31, 2008,
            respectively) 1,360,000 shares authorized
          1,200,000 issued and outstanding                                       1,200             1,200
    Common stock, $0.001 par value
       30,000,000 shares authorized
       6,955,639 shares issued and outstanding at
          April 30, 2009 and October 31, 2008                                    6,956             6,956
    Additional paid-in capital                                              15,656,812        15,656,812
    Accumulated deficit                                                    (14,361,506)      (14,776,611)
                                                                          ------------      ------------

            Total shareholders' equity                                       1,303,462           888,357
                                                                          ------------      ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 12,052,069      $ 12,705,284
                                                                          ============      ============





              The accompanying notes are an integral part of these financial statements.


                                                                                             SIGNATURE EYEWEAR, INC.
                                                                                                STATEMENTS OF INCOME
                                                FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2009 (UNAUDITED)
                                                                                      AND APRIL 30, 2008 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                  For the Three Months Ended           For the Six Months Ended
                                                ------------------------------      ------------------------------
                                                    2009              2008              2009              2008
                                                ------------      ------------      ------------      ------------
Net sales                                       $  6,111,339      $  6,685,705      $ 12,070,694      $ 12,240,963
Cost of sales                                      2,204,263         2,410,786         4,314,979         4,390,219
                                                ------------      ------------      ------------      ------------

Gross profit                                       3,907,076         4,274,919         7,755,715         7,850,744
                                                ------------      ------------      ------------      ------------

Operating expenses
    Selling                                        2,220,120         2,494,345         4,358,937         4,427,327
    General and administrative                     1,379,957         1,469,453         2,804,082         2,858,946
    Depreciation and amortization                     36,838            26,889            71,666            48,636
                                                ------------      ------------      ------------      ------------
      Total operating expenses                     3,636,915         3,990,687         7,234,685         7,334,909
                                                ------------      ------------      ------------      ------------

Income from operations                               270,161           284,232           521,030           515,835
                                                ------------      ------------      ------------      ------------

Interest expense/other, net                          (52,734)          (71,491)         (103,777)         (151,522)

Income before taxes                                  217,427           212,741           417,253           364,313
Income taxes, net                                      1,067             1,115             2,148             2,211
                                                ------------      ------------      ------------      ------------

Net income                                           216,360           211,626           415,105           362,102
Preferred Stock Dividend                              (4,000)           (4,000)           (9,000)           (8,000)
Net income available to common shareholders     $    212,360      $    207,626      $    406,105      $    354,102
                                                ============      ============      ============      ============
Basic earnings per share                        $       0.03      $       0.03      $       0.06      $       0.05
                                                ============      ============      ============      ============

Diluted earnings per share                      $       0.03      $       0.03      $       0.05      $       0.04
                                                ============      ============      ============      ============

Weighted-average common shares
    outstanding - Basic                            6,955,639         6,865,502         6,955,639         6,860,571
                                                ============      ============      ============      ============

Weighted-average common shares
    outstanding - Diluted                          8,307,472         8,190,750         8,307,472         8,185,819
                                                ============      ============      ============      ============


           The accompanying notes are an integral part of these financial statements.

                                                                                 SIGNATURE EYEWEAR, INC.
                                                                                STATEMENTS OF CASH FLOWS
                                                       FOR THE SIX MONTHS ENDED APRIL 30, 2009(UNAUDITED
                                                                          AND APRIL 30, 2008 (UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                                                              2009              2008
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $    415,105      $    362,102
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                            71,666            48,636
       (Increase) decrease in:
         Accounts receivable - trade                                          (234,976)         (159,381)
         Inventories                                                           877,851          (158,571)
         Promotional products and materials                                    (82,677)           27,598
         Prepaid expenses and other current assets                              97,138           (58,055)
       Increase (decrease) in:
         Accounts payable - trade                                             (769,354)          (37,312)
         Accrued expenses and other current liabilities                       (253,966)          (55,022)
                                                                          ------------      ------------

Net cash provided by (used in) operating activities                            120,787           (30,005)
                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                          (46,698)          (88,134)
   Deposits and other assets                                                      (670)           (2,271)
                                                                          ------------      ------------

Net cash used in investing activities                                          (47,368)          (90,405)
                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on short-term debt                                                    --             (75,100)
   Payments on long-term debt                                                 (145,000)         (217,500)
   Borrowings on long-term debt                                                100,000           100,000
   Proceeds from sale of common stock                                             --              67,000
                                                                          ------------      ------------

Net cash used in financing activities                                          (45,000)         (125,600)
                                                                          ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            28,419          (246,010)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 305,628           461,080
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    334,047      $    215,070
                                                                          ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION

     INTEREST PAID                                                        $     62,194      $    104,221
                                                                          ============      ============

     INCOME TAXES PAID                                                    $      2,148      $      2,211
                                                                          ============      ============



             The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

    (Information as of April 30, 2009 and for the three and six months ended
                     April 30, 2009 and 2008 is unaudited)

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2008. The results of operations for the six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

Inventory
---------

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

Fair Value of Financial Instruments
-----------------------------------

         For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable-trade, and line of credit, the carrying amounts approximate fair value due to their short-term maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

                                       Income          Shares        Per Share
Three months ended April 30, 2009    (Numerator)    (Denominator)      Amount
                                    ------------    ------------    ------------
Basic earnings per share            $    212,360       6,955,639    $       0.03
Conversion of preferred stock              4,000       1,351,833            0.00
                                    ------------    ------------    ------------

Diluted earnings per share          $    216,360       8,307,472    $       0.03
                                    ============    ============    ============

                                       Income          Shares        Per Share
Three months ended April 30, 2008    (Numerator)    (Denominator)      Amount
                                    ------------    ------------    ------------
Basic earnings per share            $    207,626       6,865,502    $       0.03
Conversion of preferred stock              4,000       1,325,248            0.00
                                    ------------    ------------    ------------

Diluted earnings per share          $    211,626       8,190,750    $       0.03
                                    ============    ============    ============

                                       Income           Shares        Per Share
Six months ended April 30, 2009      (Numerator)    (Denominator)      Amount
                                    ------------    ------------    ------------
Basic earnings per share            $    406,105       6,955,639    $       0.06
Conversion of preferred stock              9,000       1,351,833            0.01
                                    ------------    ------------    ------------

Diluted earnings per share          $    415,105       8,307,472    $       0.05
                                    ============    ============    ============

                                       Income          Shares        Per Share
Six months ended April 30, 2008      (Numerator)    (Denominator)      Amount
                                    ------------    ------------    ------------

Basic earnings per share            $    354,102       6,860,571    $       0.05
Conversion of preferred stock              8,000       1,325,248            0.01
                                    ------------    ------------    ------------

Diluted earnings per share          $    362,102       8,185,819    $       0.04
                                    ============    ============    ============

         The following potential common shares have been excluded from the computations of diluted income per share for the three and six months ended April 30, 2009 and 2008 because the effect would have been anti-dilutive:

                                         2009             2008
                                     ------------     ------------

         Stock options                     32,900           34,300
         Warrants                         300,000          300,000
                                     ------------     ------------
            Total                         332,900          334,300
                                     ============     ============

Foreign Currency Translation
----------------------------

         The Company's Belgium branch's functional currency is the euro. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates. In addition, some of the Company's liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. dollars at the exchange rate prevailing at the balance sheet date. The resulting gains or losses were not material for the three months and six months ended April 30, 2009 and 2008.

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

Significant Recent Accounting Pronouncements
--------------------------------------------

         In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 107-1/APB 28-1 ("FSP 107-1"), Interim Disclosures about Fair Value of Financial Instruments. This pronouncement amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, "Interim Financial Reporting," to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4 ("FSP 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," and FSP FAS 115-2/FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which was also issued by the FASB in April 2009. Management is evaluating the impact the FSP will have on the Company's financial statement disclosures.

         FSP 157-4 generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157, "Fair Value Measurements" ("SFAS 157") guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. Management is evaluating the impact the FSP will have on the Company's financial statement disclosures.

         In April 2009, the FASB issued FSP FAS 115-2 and 124-2 ("FSP 115-2/124-2"), which amends the other-than-temporary impairment ("OTTI") recognition guidance in certain existing U.S. GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue 99-20) for debt securities classified as available-for-sale and held-to-maturity. FSP 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this pronouncement also explains the process for determining the OTTI to be recognized in "other comprehensive income" (generally, the impairment charge for other than a credit loss) and in earnings. FSP 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities. This pronouncement is effective as described in the preceding paragraph. Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized. If an entity early adopts either FSP 107-1 or FSP 157-4, the entity is also required to early adopt this pronouncement. In addition, if an entity early adopts FSP 115-2/124-2, it is also required to early adopt FSP 157-4. Management is evaluating the impact the FSP will have on the Company's financial statement disclosures.

         The pronouncements described in the immediately preceding three paragraphs do not require any of the new disclosures for earlier periods (ended before initial adoption) that are presented for comparative purposes.

         The recent accounting pronouncements discussed in the notes to the Company's audited financial statements for the year October 31, 2008 included in the Company's Annual Report on Form 10-K that were required to be adopted during the year ended October 31, 2008 did not have and are not expected to have a significant impact on the Company's 2009 financial statements.

NOTE 3.  LONG-TERM DEBT

         Long-term debt (excluding accrued and unpaid interest) consisted of the following at the dates indicated:

                                                                  April 30,       October 31,
                                                                    2009             2008
                                                                ------------     ------------
     Revolving line of credit from bank                         $  3,000,000     $  2,900,000
     Revolving line of credit from Bluebird Finance Limited        1,740,000        1,885,000
     Term note payable to Ashford Capital, LLC.                      125,000          125,000
                                                                ------------     ------------
                                                                   4,865,000        4,910,000

     Less current portion                                            290,000          290,000
                                                                ------------     ------------
             Long-term portion                                  $  4,575,000     $  4,620,000
                                                                ============     ============

NOTE 4.  INCOME TAXES

         As of April 30, 2009, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,156,000 and $4,271,000, respectively, which expire at various times from 2021 through 2027.

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

         FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. We adopted FIN 48 on January 1, 2007. As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and, as of and for the year ended December 31, 2008, we have no accrued interest related to uncertain tax positions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis, which should be read in connection with the Company's financial statements and accompanying footnotes, contains forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in Item 1 - Business - Factors That May Affect Our Future Operating Results, in our Form 10-K for the year ended October 31, 2008 as well as those discussed elsewhere in this Form 10-Q. Those forward-looking statements may relate to, among other things, the Company's plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

OVERVIEW

         We generate revenues through the sale of prescription eyeglass frames and sunwear under licensed brand names, including bebe, Carmen Marc Valvo, Cutter & Buck, Dakota Smith, Hart Schaffner Marx, Hummer, Laura Ashley, Michael Stars and Nicole Miller, and under our proprietary Signature brand. Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to our specifications.

         We reported net income of $216,000 on net sales of $6.1 million for the three months ended April 30, 2009 (the "2009 Quarter") compared to net income of $212,000 on net sales of $6.7 million for the three months ended April 30, 2008 (the "2008 Quarter"). We reported net income of $415,000 on net sales of $12.1 million for the six months ended April 30, 2009 (the "2009 Six Months") compared to net income of $362,000 on net sales of $12.2 million for the six months ended April 30, 2008 (the "2008 Six Months"). The decrease in net sales in the 2009 Quarter was due to the deepening global recession in 2009. The increase in net income in the 2009 periods was due primarily to lower operating expenses and a reduction in interest expense.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                   Three Months Ended   Six Months Ended
                                        April 30,           April 30,
                                    ----------------    ----------------
                                     2009      2008      2009      2008
                                    ------    ------    ------    ------
Net sales                            100.0%    100.0%    100.0%    100.0%
Cost of sales                         36.1      36.1      35.7      35.9
                                    ------    ------    ------    ------
Gross profit                          63.9      63.9      64.3      64.1
                                    ------    ------    ------    ------
Operating expenses:
    Selling                           36.3      37.3      36.1      36.2
    General and administrative        22.6      22.0      23.2      23.4
    Depreciation and amortization      0.6       0.4       0.6       0.4
                                    ------    ------    ------    ------
         Total operating expenses     59.5      59.7      59.9      60.0
                                    ------    ------    ------    ------
 Income from operations                4.4       4.2       4.4       4.1
                                    ------    ------    ------    ------
 Interest expense/other, net          (0.9)     (1.1)     (0.9)     (1.2)
                                    ------    ------    ------    ------
 Income before taxes                   3.5       3.1       3.5       2.9
                                    ------    ------    ------    ------
 Income taxes, net                     0.0       0.0       0.0       0.0
                                    ------    ------    ------    ------
 Net income                            3.5%      3.1%      3.5%      2.9%
                                    ======    ======    ======    ======


         Net Sales. Net sales decreased by 8.6% or $574,000 from the 2008 Quarter to the 2009 Quarter and by 1.4% or $170,000 from the 2008 Six Months to the 2009 Six Months. Unit sales decreased in the fiscal 2009 periods, as the global recession continues to affect the optical frame industry. However, the average sales price of our frames increased due to decreased close out sales and decreased international sales, which are generally at lower prices. Sales of our largest line, bebe eyewear, increased in the fiscal 2009 periods, and net sales in the fiscal 2009 periods were also positively impacted by the introduction of Carmen Marc Valvo Eyewear in the spring of 2008 and Michael Stars Eyewear in the winter of 2009. However, sales of most of our other lines decreased.

         Direct sales to independent optical retailers and distributors decreased $109,000 in the 2009 Quarter and increased $161,000 in the 2009 Six Months. Sales to optical and retail chains decreased $139,000 in the 2009 Quarter and increased $146,000 in the 2009 Six Months. International sales decreased $272,000 in the 2009 Quarter and decreased $412,000 in the 2009 Six Months due primarily to the weak global optical market.

         Net sales reflect gross sales less a reserve for product returns established by us based on products that we are aware will be returned as of that date. Our reserves were $440,000 and $443,000 at April 30, 2009 and October 31, 2008, respectively. We had $1.0 million and $805,000 in product returns for the 2009 Quarter and 2008 Quarter, respectively, resulting in a product returns percentage of 16.4% and 12.0%, respectively. We had $1.8 million and $1.6 million in product returns for the 2009 Six Months and 2008 Six Months, respectively, resulting in a product returns percentage of 14.6% and 12.8%, respectively.

         Gross Profit and Gross Margin. Gross profit decreased $368,000 from the 2008 Quarter to the 2009 Quarter and $95,000 from the 2008 Six Months to the 2009 Six Months due to decreased sales. Gross margin was 63.9% in the 2009 Quarter and in the 2008 Quarter, and increased to 64.3% in the 2009 Six Months from 64.1% in the 2008 Six Months.

         Selling Expenses. Selling expenses decreased $274,000 from the 2008 Quarter to the 2009 Quarter primarily due to decreases of $67,000 in advertising expense, $58,000 in royalty expense, $49,000 in freight expense, $44,000 in selling compensation and $43,000 in travel expense. Selling expenses decreased $68,000 from the 2008 Six Months to the 2009 Six Months primarily due to decreases of $65,000 in convention expense and $45,000 in advertising expense offset by $77,000 increase in selling compensation.

         General and Administrative Expenses. General and administrative expenses for the 2009 Quarter and 2009 Six Months decreased $89,000 and $55,000, respectively, from the 2008 Quarter and 2009 Six Months primarily due to a reduction in staff and other overhead in our Belgium office.

         Interest Expense/Other, Net. Interest expense, net, consists of interest expense offset by other income. Interest expense, net, decreased $19,000 in the 2009 Quarter and $48,000 in the 2009 Six Months primarily due to reductions in the interest rate on our revolving line of credit.

         Income Taxes. As a result of our net loss carry-forward, we had no income tax expense other than franchise taxes in various states in the 2009 Quarter or the 2008 Quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Our accounts receivable (net of allowance for doubtful accounts) were $3.0 million at April 30, 2009 compared to $2.8 million at October 31, 2008, due principally to the fact that sales in the 2009 Quarter were greater than sales in the fourth quarter of fiscal 2008.

         Our inventories (at lower of cost or market) were $4.7 million at April 30, 2009 compared to $5.6 million at October 31, 2008. The decrease was due to our continuing efforts to reduce our inventory levels taking into account current economic conditions.

         Our long-term debt (including current portion) was $4.9 million at October 31, 2008 and at April 30, 2009. See Note 4 of Notes to Financial Statements for further information regarding our long-term debt. At April 30, 2009, the interest rate on our revolving line of credit was 3.75% per annum and we had $1.4 million of additional borrowing capacity under that line.

         Of our accounts payable at April 30, 2009, approximately $319,000 were payable in foreign currency. To monitor risks associated with currency fluctuations, we periodically assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies.

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

Date: June 9, 2009                     SIGNATURE EYEWEAR, INC.


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