Form 10-Q
period 2009-07-31
SIGNATURE EYEWEAR INC
filed 2009-09-09
CIK 1036292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________.

Commission file number 0-23001

SIGNATURE EYEWEAR, INC.
(Exact Name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-3876317 (I.R.S. Employer Identification No.)

498 North Oak Street
Inglewood, California 90302
(Address of Principal Executive Offices)

(310) 330-2700
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,955,639 shares issued and outstanding as of September 8, 2009.

SIGNATURE EYEWEAR, INC.

PART I.

FINANCIAL INFORMATION

Item 1.   Financial Statements

SIGNATURE EYEWEAR, INC.
BALANCE SHEETS
AT JULY 31, 2009 (UNAUDITED)
AND OCTOBER 31, 2008 (AUDITED)

ASSETS

	July 31,	October 31,
	2009	2008
Current assets

Cash and cash equivalents	$254,924	$305,628
Accounts receivable - trade, net of allowance for
doubtful accounts of $42,163	3,079,037	2,809,135
Inventory	4,353,653	5,607,178
Promotional products and materials	187,919	133,618
Prepaid expenses and other current assets	258,131	394,934
Deferred income taxes	376,500	376,500

Total current assets	8,510,164	9,626,993

Property and equipment, net	338,065	369,935
Deposits and other assets	240,154	107,656
Deferred income taxes	2,600,700	2,600,700

Total assets	$11,689,083	$12,705,284

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
BALANCE SHEETS
AT JULY 31, 2009 (UNAUDITED)
AND OCTOBER 31, 2008 (AUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	October 31,
	2009	2008
Current liabilities
Accounts payable - trade	$4,158,316	$5,053,341
Accrued expenses and other current liabilities	1,529,865	1,853,586
Current portion of long-term debt	415,000	290,000

Total current liabilities	6,103,181	7,196,927

Long-term debt, net of current portion	4,127,500	4,620,000

Total liabilities	10,230,681	11,816,927

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.001 par value
5,000,000 shares authorized
Series A 2% convertible preferred stock, $0.001
par value; liquidation preference approximately
$910,000 at July 31, 2009 and $897,000 at October 31, 2008;
1,360,000 shares authorized,
1,200,000 shares outstanding at	1,200	1,200
July 31, 2009 and October 31, 2008
Common stock, $0.001 par value
30,000,000 shares authorized,
6,955,639 shares outstanding
at July 31, 2009 and October 31, 2008	6,956	6,956
Additional paid-in capital	15,656,812	15,656,812
Accumulated deficit	(14,206,566)	(14,776,611)

Total shareholders’ equity	1,458,402	888,357

Total liabilities and shareholders’ equity	$11,689,083	$12,705,284

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2009 (UNAUDITED)
AND JULY 31, 2008 (UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	2009	2008	2009	2008

Net sales	$5,932,665	$6,361,749	$18,003,359	$18,602,713
Cost of sales	2,199,444	2,405,957	6,514,423	6,796,175

Gross profit	3,733,221	3,955,792	11,488,936	11,806,538

Operating expenses
Selling	2,181,179	2,247,790	6,540,116	6,675,117
General and administrative	1,287,892	1,432,338	4,091,974	4,291,284
Depreciation and amortization	39,180	29,460	110,846	78,096
Total operating expenses	3,508,251	3,709,588	10,742,936	11,044,497

Income from operations	224,970	246,204	746,000	762,041

Interest expense/other, net	(50,831)	(64,256)	(154,608)	(215,571)

Income before taxes	174,139	181,948	591,392	546,470
Income taxes	19,199	6,409	21,347	8,620

Net income	154,940	175,539	570,045	537,850
Preferred stock dividend	$(4,509)	$(4,420)	$(13,459)	$(13,194)
Net income available to common shareholders	$150,431	$171,119	$556,586	$524,656
Basic earnings per share	$0.02	$0.02	$0.08	$0.08

Diluted earnings per share	$0.02	$0.02	$0.07	$0.07

Weighted-average common shares
outstanding - Basic	6,955,639	6,955,639	6,955,639	6,892,500

Weighted-average common shares
outstanding - Diluted	8,314,201	8,287,484	8,314,201	8,224,345

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2009 (UNAUDITED)
AND JULY 31, 2008 (UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income	$570,045	$537,850
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation and amortization	110,846	78,096
(Increase) decrease in:
Accounts receivable - trade	(269,903)	(219,184)
Inventories	1,253,524	(544,179)
Promotional products and materials	(54,301)	51,424
Prepaid expenses and other current assets	136,803	(26,763)
Increase (decrease) in:
Accounts payable - trade	(895,025)	361,062
Accrued expenses and other current liabilities	(323,721)	(156,113)
		.
Net cash provided by operating activities	528,268	82,193

Cash flows from investing activities
Purchase of property and equipment	(78,974)	(85,605)
Deposits and other assets	(132,498)	(2,302)

Net cash used in investing activities	(211,472)	(87,907)

Cash flows from financing activities
Payments on short-term debt	-	(75,100)
Payments on long-term debt	(367,500)	(340,000)
Proceeds from sale of common stock	-	67,000

Net cash used in financing activities	(367,500)	(348,100)

Net decrease in cash and cash equivalents	(50,704)	(353,814)

Cash and cash equivalents, beginning of period	305,628	461,080

Cash and cash equivalents, end of period	$254,924	$107,266

Supplemental disclosures of cash
flow information

Interest paid	$88,831	$143,404

Income taxes paid	$21,346	$8,620

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

(Information as of July 31, 2009 and for the three and nine months ended July 31, 2009 and 2008 is unaudited)

Note 1.	Organization and Line of Business

Signature Eyewear, Inc. (the “Company”) designs, markets and distributes eyeglass frames throughout the United States and internationally.  The Company conducts its operations primarily from its principal executive offices and warehouse in Inglewood, California, and a warehouse and sales office in Belgium.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.  The results of operations for the nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable-trade, and line of credit, the carrying amounts approximate fair value due to their short-term maturities.  The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Income per Share

The Company calculates income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  Basic income per share is computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock:

Three months ended July 31, 2009	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$150,431	6,955,639	$0.02
Conversion of preferred stock	4,509	1,358,562	0.00
Diluted earnings per share	$154,940	8,314,201	$0.02

Three months ended July 31, 2008	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$171,119	6,955,639	$0.02
Conversion of preferred stock	4,420	1,331,845	0.00
Diluted earnings per share	$175,539	8,287,484	$0.02

Nine months ended July 31, 2009	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$556,586	6,955,639	$0.08
Conversion of preferred stock	13,459	1,358,562	0.01
Diluted earnings per share	$570,045	8,314,201	$0.07

Nine months ended July 31, 2008	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$524,656	6,892,500	$0.08
Conversion of preferred stock	13,194	1,331,845	0.01
Diluted earnings per share	$537,850	8,224,345	$0.07

The following potential common shares have been excluded from the computations of diluted income per share for the nine months ended July 31, 2009 and 2008 because the effect would have been anti-dilutive:

	2009	2008

Stock options	32,900	34,300
Warrants	300,000	300,000
Total	332,900	334,300

Foreign Currency Translation

The Company’s Belgium branch’s functional currency is the euro.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date.  Income and expense accounts are translated at average rates.  In addition, some of the Company’s liabilities are denominated in foreign currencies.  Such liabilities are converted into U.S. dollars at the exchange rate prevailing at the balance sheet date.  The resulting gains or losses were not material for the periods ended July 31, 2009 and 2008.

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

Significant Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1/APB 28-1 (“FSP 107-1”), Interim Disclosures about Fair Value of Financial Instruments.  This pronouncement amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  FSP 107-1 also amended APB Opinion No. 28,

Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP SFAS 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP SFAS 115-2/SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was also issued by the FASB in April 2009.

FSP 157-4 generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements.  This pronouncement, which does not change SFAS No. 157’s guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value.  FSP 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence.  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption of FSP 157-4 also requires early adoption of the pronouncement described in the following paragraph.  However, early adoption for periods ended before March 15, 2009 is not permitted.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2 (“FSP 115-2/124-2”), which amends the other-than-temporary impairment (“OTTI”) recognition guidance in certain existing U.S. GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue 99-20) for debt securities classified as available-for-sale and held-to-maturity.  FSP 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security.  Based on the factors described in the preceding sentence, this pronouncement also explains the process for determining the OTTI to be recognized in “other comprehensive income” (generally, the impairment charge for other than a credit loss) and in earnings.  FSP 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities.  This pronouncement is effective as described in the preceding paragraph.  Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized.  If an entity early adopts either FSP 107-1 or FSP 157-4, the entity is also required to early adopt this pronouncement.  In addition, if an entity early adopts FSP 115-2/124-2, it is also required to early adopt FSP 157-4.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  SFAS No. 165 did not have any impact on the Company’s financial statements for the periods ended July 31, 2009.  The Company evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q on September 8, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaced SFAS No. 162.  The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  SFAS No. 168 is not expected to have a material impact on the Company’s 2009 financial statements.

In June 2008, the FASB ratified the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 07-5 Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraph 6-9 of SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS No. 133 and for purposes of determining whether that instrument is within the scope of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal year 2010, and early adoption is not permitted.  The Company is currently evaluating the impact of this pronouncement on its financial statements.

The recent accounting pronouncements discussed in the notes to the Company’s audited financial statements for the year ended October 31, 2008 included in the Company’s Annual Report on Form 10-K that were required to be adopted during the fiscal year ended October 31, 2008 did not have and are not expected to have a significant impact on the Company’s 2009 financial statements.

Note 3.	Long-Term Debt

Long-term debt (excluding accrued and unpaid interest) consisted of the following at the dates indicated:

	July 31, 2009	October 31, 2008
Revolving line of credit from Comerica Bank	$2,750,000	$2,900,000
Revolving line of credit from Bluebird Finance Limited	1,667,500	1,885,000
Term note payable to Ashford Capital, LLC.	125,000	125,000
	4,542,500	4,910,000

Less current portion	(415,000)	(290,000)
Long-term portion	$4,127,500	$4,620,000

Note 4.	Income Taxes

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

Realization of this deferred tax asset is dependent on the Company’s ability to generate future taxable income.  Management believes that it is more likely than not that the Company will generate taxable income to utilize some of the tax carry-forwards before their expiration.  However, there can be no assurance that the Company will meet its expectation of future income.  As a result, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.  Such occurrence could materially adversely affect the Company’s results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, which should be read in connection with our financial statements and accompanying footnotes, contains forward-looking statements that involve risks and uncertainties.  Important factors that could cause actual results to differ materially from our expectations are set forth in Item 1 – Business – Factors That May Affect Our Future Operating Results, in our Form 10-K for the year ended October 31, 2008 as well as those discussed elsewhere in this Form 10-Q.  Those forward-looking statements may relate to, among other things, our plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which we operate.

References to “we” or “us” refers to Signature Eyewear, Inc.

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

We reported net income of $155,000 on net sales of $5.9 million for the three months ended July 31, 2009 (the “2009 Quarter”) compared to net income of $176,000 on net sales of $6.4 million for the three months ended July 31, 2008 (the “2008 Quarter”).  We reported net income of $570,000 on net sales of $18.0 million for the nine months ended July 31, 2009 (the “2009 Nine Months”) compared to net income of $538,000 on net sales of $18.6 million for the nine months ended July 31, 2008 (the “2008 Nine Months”).

We have been able to maintain net income at close to 2008 levels despite declining net sales through continued cost-cutting measures and lower interest expense.  Net sales have declined due to the deepening global recession, which has materially impacted our international sales.  Domestic sales have remained relatively level primarily through the growing popularity of our largest line, bebe eyewear, and our Dakota Smith Eyewear line, and the addition of Carmen Marc Valvo Eyewear and Michael Stars Eyewear.

We have continued our efforts to improve our balance sheet during this recessionary period.  We have reduced inventory from $5.6 million at October 31, 2008 to $4.4 million at July 31, 2009 while reducing our accounts payable and accrued expenses by $1.2 million.  We have been able to reduce our total debt by $367,000 in fiscal 2009, from $4.9 million at October 31, 2008 to $4.5 million at July 31, 2009.

Results of Operations

The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.1	37.8	36.2	36.5
Gross profit	62.9	62.2	63.8	63.5
Operating expenses:
Selling	36.7	35.3	36.3	35.9
General and administrative	21.7	22.5	22.7	23.1
Depreciation and amortization	0.7	0.5	0.6	0.4
Total operating expenses	59.1	58.3	59.6	59.4
Income from operations	3.8	3.9	4.2	4.1
Interest expense/other, net	(0.9)	(1.0)	(0.9)	(1.2)
Income before taxes	2.9	2.9	3.3	2.9
Income taxes	0.3	0.1	0.1	0.0
Net income	2.6%	2.8%	3.2%	2.9%

Net Sales.  Net sales decreased by 6.7% or $429,000 from the 2008 Quarter to the 2009 Quarter and by 3.2% or $599,000 from the 2008 Nine Months to the 2009 Nine Months.  Unit frame sales decreased in the fiscal 2009 periods, as the global recession continues to affect the optical frame industry.  However, the average sales price of our frames increased due to fewer close out sales and fewer international sales, which are generally sold at lower prices.  Sales of our largest line, bebe eyewear, and Dakota Smith, increased in both the 2009 Quarter and the 2009 Nine months.  Net sales in the fiscal 2009 periods were also positively impacted by the introduction of Michael Stars Eyewear in the winter of 2009 and in the 2009 Nine Months by the introduction of Carmen Marc Valvo in 2008.  In addition, net sales increased in the Signature Collection with the introduction of the Caligraphy Collection in 2009.

Direct sales to independent optical retailers and distributors decreased $340,000 in the 2009 Quarter and decreased $180,000 in the 2009 Nine Months.  Sales to optical and retail chains increased $263,000 in the 2009 Quarter and increased $409,000 in the 2009 Nine Months.

Domestic sales decreased $91,000 in the 2009 Quarter and $151,000 in the 2009 Nine Months.  International sales decreased $338,000 in the 2009 Quarter and decreased $750,000 in the 2009 Nine Months due primarily to the weak global optical market and our scheduled closing of the Belgium office in September 2009.

Net sales reflect gross sales less a reserve for product returns established by us based on products that we are aware will be returned as of the end of the period.  These reserves were $476,000 and $443,000 at July 31, 2009 and October 31, 2008, respectively.

We had $875,000 and $990,000 in product returns for the 2009 Quarter and 2008 Quarter, respectively, resulting in a product returns percentage of 14.7% and 15.6%, respectively.  We had $2.6 million in product returns for the 2009 Nine Months and 2008 Nine Months, resulting in a product returns percentage of 14.7% and 13.8%, respectively.

Gross Profit and Gross Margin.  Gross profit decreased $223,000 from the 2008 Quarter to the 2009 Quarter and $318,000 from the 2008 Nine Months to the 2009 Nine Months due to decreased sales.  Gross margin increased to 62.9% in the 2009 Quarter from 62.2% in the 2008 Quarter, and increased to 63.8% in the 2009 Nine Months from 63.5% in the 2008 Nine Months.

Selling Expenses.  Selling expenses decreased $67,000 from the 2008 Quarter to the 2009 Quarter primarily due to decreases of $93,000 in compensation expense and $74,000 in convention expense partially offset by an increase of $89,000 in royalty expense.  Selling expenses decreased $135,000 from the 2008 Nine Months to the 2009 Nine Months primarily due to decreases of $139,000 in convention expense and $60,000 Belgium selling expense partially offset by $84,000 increase in royalty expense.

General and Administrative Expenses.  General and administrative expenses for the 2009 Quarter and 2009 Nine Months decreased $144,000 and $199,000, respectively, from the 2008 Quarter and 2009 Nine Months primarily due to a reduction in staff and overhead in our Belgium office.

Interest Expense/Other, Net. Interest expense, net, consists of interest expense offset by other income.  Interest expense, net, decreased $13,000 in the 2009 Quarter and $61,000 in the 2009 Nine Months primarily due to lower outstanding borrowings and reductions in the interest rate on our revolving line of credit.

Income Taxes.  As a result of our net loss carry-forward, we recorded no income tax expense other than franchise taxes in various states in the 2009 Quarter or the 2008 Quarter.

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) were $3.1 million at July 31, 2009 compared to $2.8 million at October 31, 2008 due primarily to extended payment terms offered to customers and slower payments due to the economy.

Our inventories (at lower of cost or market) were $4.4 million at July 31, 2009 compared to $5.6 million at October 31, 2008.  The decrease was due to our continuing efforts to reduce our inventory levels taking into account current economic conditions.

Our accounts payable decreased $895,000 from $5.1 million at October 31, 2008 to $4.2 million at July 31, 2009 due primarily to our reduced inventory purchases.

Our long-term debt (including current portion) decreased $367,000 in fiscal 2009, from $4.9 million at October 31, 2008 to $4.5 million at July 31, 2009.  See Note 3 of Notes to Financial Statements for further information regarding our long-term debt.  At July 31, 2009, the interest rate on our Comerica Bank revolving line of credit was 3.55% for our Libor portion of the revolving line of credit and 3.75% per annum for our prime rate portion of our line of credit.  We had approximately $1.5 million of additional borrowing capacity under this line of credit as of July 31, 2009.

Of our accounts payable at July 31, 2009, approximately $190,000 were payable in foreign currency.  To monitor risks associated with currency fluctuations, we periodically assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies.

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Shareholders on May 6, 2009.  The only matter submitted to the shareholders at the Annual Meeting was the election of directors.  All of the nominees of the Board of Directors were re-elected, as follows:

Name of Director	Votes For	Votes Withheld
Edward Meltzer	6,332,235	53,031
Drew Miller	6,332,235	53,031
Ted Pasternack	6,332,235	53,031
Michael Prince	6,331,145	54,121
Richard M. Torre	6,332,235	53,031

Item 5.  Other Information

Nothing to report.

Item 6.  Exhibits

See Exhibit Index Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2009	SIGNATURE EYEWEAR, INC. By: /s/ Michael Prince Michael Prince Chief Executive Officer Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. § 1350