Form 10-K
period 2009-10-31
SIGNATURE EYEWEAR INC
filed 2010-01-19
CIK 1036292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

Commission File Number: 0-23001

SIGNATURE EYEWEAR, INC.
(Exact name of Registrant as Specified in its Charter)

California	95-3876317
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

498 North Oak Street Inglewood, California 90302
(Address of Principal Executive Offices, including ZIP Code)

(310) 330-2700 Registrant’s Telephone Number, Including Area Code
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒ Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐		Accelerated Filer ☐
Non-accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $876,400

On January 14, 2010, the Registrant had 6,955,639 outstanding shares of Common Stock, $.001 par value.  The aggregate market value of the 3,651,667 shares of Common Stock held by non-affiliates of the Registrant as of January 14, 2010 was $1,314,600.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 annual meeting of shareholders, expected to be filed within 120 days of the registrant’s fiscal year-end, are incorporated by reference into Part III of this Form 10-K.

PART I

The discussions in this Report contain forward-looking statements that involve risks and uncertainties.  Important factors that could cause actual results to differ materially from our expectations are set forth in “Management’s Discussion of Financial Condition and Results of Operations--Factors That May Affect Future Operating Results” in Item 7, as well as discussed elsewhere in this Report.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these factors.  Those forward-looking statements relate to, among other things, our plans and strategies, new product lines, relationships with licensors, distributors and customers, and the business environment in which we operate.

References in this Report to the “Company”, “Signature”, “we” or “us” refer to Signature Eyewear, Inc.

Item 1—Description of Business

General

Signature designs, markets and distributes prescription eyeglass frames and sunwear primarily under exclusive brand name licenses.  In our fiscal year ended October 31, 2009, our eyewear lines included bebe eyewear, Carmen Marc Valvo Eyewear, Cutter & Buck Eyewear, Dakota Smith Eyewear, Hart Schaffner Marx Eyewear, Hummer Eyegear, Laura Ashley Eyewear, Nicole Miller Eyewear, Michael Stars Eyewear, and our proprietary Signature line.

We sell and distribute our products: (1) to independent optical retailers in the United States, primarily through our national direct sales force and independent sales representatives; (2) to retail chains and department stores; (3) internationally, primarily through exclusive distributors in foreign countries; and (4) through selected distributors in the United States.

Business Strategy

Our focus in fiscal 2010 will be to maintain market position of our brands while generating greater revenues from our newer brands and our Signature collection.  Growth in revenues will be challenging in light of the troubled domestic and world economies, continued flat revenues in the optical frame industry and increasing price competition.

Our 2010 plan includes the following:

•	increase efforts to sell to mid-size retail optical chains and department stores;

•
continue to build the direct sales force in the United States to increase sales to independent optical retailers, including optometrists, opticians and ophthalmologists, which sales have higher gross margins than sales to retail optical chains;

•	develop international sales by expanding into smaller foreign markets; and

•	continue to focus on unique frame design, outstanding customer service and quality control.

Our longer-term strategy for increasing revenues includes the acquisition of additional eyewear and sunwear licenses and companies engaged in the distribution and sale of eyewear and/or sunwear.

Industry Overview

The total vision care industry in the United States generated $32.4 billion in revenues during the 12 months ended September 30, 2009, a 3.3% decrease when compared to the prior 12-month period.  Frame sales represented the largest share (25.9%) of the vision care market, generating revenues of approximately $8.4 billion, a 2.0% decrease over the prior 12 months.  During this 12-month period, independent optical retailers represented 46.7% of the frame market as compared to 46.3% the prior year.

Products

Our products include prescription eyeglass frames and sunwear.  The following table provides certain information about the market segments, introduction dates and approximate retail prices of our products as of January 2010:

Brand Name/Segment	Customer Gender	Year Introduced	Approximate Retail Prices(1)
bebe eyewear
Prescription	Women	2000	$100-$250
Sunwear	Women	2005	$100-$200
Carmen Marc Valvo
Prescription	Women	2008	$175-$350
Sunwear	Women	2008	$100-$300
Cutter & Buck
Prescription	Men/Women	2006	$100-$150
Sunwear	Men/Women	2006	$90-$150
Dakota Smith
Prescription	Unisex	1992	$90-$150
Sunwear	Unisex	1992	$75-$125
Hart Schaffner Marx
Prescription	Men	1996	$120-$200
Hummer
Prescription	Men/Women	2005	$100-$175
Sunwear	Men/Women	2005	$100-$250
Laura Ashley
Prescription	Women	1992	$125-$180
Sunwear	Women	1993	$75-$100
Michael Stars
Prescription	Women	2009	$85-$150
Sunwear	Women	2009	$75-$130
Nicole Miller
Prescription	Women	1993	$120-$250
Sunwear	Women	1993	$75-$175
Signature Collection
Prescription	Men/Women	1999	$60-$100

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

Quality Control.  We only use manufacturers we believe are capable of meeting our criteria for quality, delivery and attention to design detail.  We specify the materials to be used in our frames, and approve drawings and prototypes before committing to production.  We place our initial orders for each style approximately six months before the style is released, and require the factory to deliver samples for our quality assurance program.  Our designers examine all sample shipments and this process provides sufficient time to resolve problems with a style’s quality before its release date.  If, at any stage of the quality control process, frames do not meet our quality standards, we return them to the factory with instructions to improve the specific quality problems.  Historically, we have had a low defective frame rate and our manufacturers share in the cost of replacing defective frames.

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

Brands

bebe eyewear

The “bebe look,” with its signature hint of sensuality, appeals to hip, sophisticated women who seek current fashion trends interpreted to suit their style and budget.  The bebe eyewear collection captures the spirit of the bebe brand through sexy, provocative styles with bold colors and logo accents.  During the last two fiscal years, we expanded the prescription sunwear line.  Eye-catching point-of-purchase displays feature distinctive on-model imagery, and frame displays were revised to reflect the image of the brand at retail.

We have the exclusive right to market and sell bebe eyewear in the United States, Canada and a certain other countries pursuant to a license agreement that expires in June 2010.  The license agreement contains minimum net sales and minimum royalty requirements.  The licensor may terminate the license if, without the prior approval of the licensor, a majority of our Common Stock is acquired by either (i) a women’s apparel company or (ii) another entity and either our financial and operational condition is impaired or the acquirer makes material changes in the key management personnel in charge of the license.

Carmen Marc Valvo Eyewear

Carmen Marc Valvo is a well-known American designer with celebrity clientele whose collections include couture gowns, evening cocktail dresses and swimwear.  Carmen Marc Valvo Eyewear includes both sunwear and prescription eyeglass frames of contemporary elegance, with the attention to detail as seen in Carmen’s couture clothing and lace designs.  The collection includes styles for women over 30, with coloration, fine attention to detail and a fit range that appeals to women worldwide.

We have the exclusive worldwide right to market and sell Carmen Marc Valvo Eyewear pursuant to a license agreement that expires in January 2012.  We have the right to renew the license for an additional three years provided we are in compliance with the license agreement.  The license agreement contains minimum royalty requirements.

Cutter & Buck Eyewear

Cutter & Buck Eyewear is designed to appeal to the consumer who is looking for time-honored styling that has been updated with today’s advancements in frame technology.  Inspired by Cutter & Buck’s country club heritage, the frames embody classic American styling and incorporate spring hinges and memory metal construction to provide the ultimate in comfort and durability.

We have the exclusive worldwide right to market and sell Cutter & Buck Eyewear pursuant to a license agreement that expires in December 2011.  The license agreement contains minimum royalty requirements.

Dakota Smith Eyewear

Dakota Smith Eyewear targets men and women with eclectic designs that capture the American spirit.  The collection features high quality titanium and colorful plastic prescription frames and sunwear at an affordable price.  Dakota Smith sunwear features superior lens optics.  The collection is showcased at the point of sale with unique displays and casual lifestyle images.

We have the exclusive right to market and sell Dakota Smith Eyewear in the United States, Canada and certain other countries pursuant to a license agreement that expires in February 2012.  The license agreement contains minimum royalty requirements.

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

We have the exclusive right to market and sell Hart Schaffner Marx Eyewear in the United States and certain other countries through a license agreement that expires on December 31, 2010.  We may renew the license agreement for one two-year period provided we are not in default under the license agreement.  The license agreement contains minimum net sales and minimum royalty requirements.  The licensor may terminate the license agreement if someone acquires more than 50% of our outstanding voting securities.

Hummer Eyegear

Hummer Eyegear differentiates itself by drawing from the unique image of strength, independence and confidence that Hummer embodies.  Hummer Eyegear includes optical and sunwear styles, made from durable, innovative lens technology, innovative materials and bold, stylish designs.

We have the exclusive right to market and sell Hummer Eyegear in the United States and certain other countries through a license agreement with General Motors Corporation that expires in June 2010.  The license agreement contains minimum royalty requirements.  The licensor may terminate the license agreement if we do not obtain the prior approval of the licensor for any change in the ownership, control or direction of our business.

Laura Ashley Eyewear

As a reflection of one of Europe’s most well known retailers, Laura Ashley Eyewear is designed to be feminine and classic, and fashionable without being trendy.  The hallmark of Laura Ashley Eyewear is its attention to detail, and the collection is known for its unique designs on the temples of the frames.  Our strategy for this collection for 2009 was to introduce a small group of contemporary frames for a new audience.  This has proven successful and will be a large part of the design direction for 2010.

We have the exclusive right to market and sell Laura Ashley Eyewear in the United States, the United Kingdom and certain other countries through a license agreement that expires in December 2011.  We may renew the license agreement for one three-year period provided we are not in default under the license agreement.  The license agreement contains minimum royalty requirements.  The licensor may terminate the license agreement if a competitor acquires 51% or more of our voting securities.

Michael Stars Eyewear

We introduced Michael Stars Eyewear, including prescription frames and sunwear for women, in the spring of 2009.  Michael Stars specializes in beachside lifestyle and sells more than 200 styles of T-shirts, as well as maternity, cashmere and dress collections and, most recently, active wear for women.  The Michael Stars Eyewear collection conveys a relaxed, casual lifestyle emphasizing color and style, with subtle logo applications.  The frame color palates are derived from the array of seasonal fabrics inspired by the Michael Stars clothing line.

We have the exclusive worldwide right to market and sell Michael Stars Eyewear through a license agreement that expires October 31, 2011.  We have the right to renew the license for one additional two-year term provided we are in compliance with the license agreement.  The license agreement contains minimum royalty requirements.

Nicole Miller Eyewear

Nicole Miller Eyewear is targeted at the sophisticated, style-conscious modern woman who creates her own fashion trends with contemporary elegance.  For more than 25 years, Nicole Miller has designed beautifully cut garments in exquisitely drawn prints in New York City.  The Nicole Miller Eyewear collection exudes the essence of Nicole’s vision with unusual color treatments and design elements, complementing Nicole’s clothing, handbags and accessories.

We have the exclusive right to market and sell frames and sunwear using the Nicole Miller trademark throughout the world, excluding Japan, through a license agreement that expires in March 2012.  The license agreement contains minimum royalty requirements and minimum sales requirements.

Signature Collections

Our house brand Signature Collections comprise multiple segments, each targeting niches not otherwise filled by our brand-name collections.  Our goals related to that line are to position us to compete more effectively against other optical companies that have direct sales forces; to enable us to offer products in segments not served by our licensed collections; to allow us to develop products more quickly; and to reach the value markets by offering good quality, lower-priced styles.

The cost to retailers of frames in our own lines is generally less than frames with brand names, because the latter command greater retail prices, and we pay no licensing fees on our own lines.  Moreover, the styling of our own lines can be more flexible, because we are able to change the styling and merchandising more rapidly without the often time-consuming requirement of obtaining licensor approval.  In 2010, we will continue to expand the product offerings in our Signature Collections to enhance sales.

Customers

Our products are currently sold in the United States and in approximately 30 other countries.  In fiscal 2009, we sold frames to approximately 6,000 independent optical retailers in the United States and to retail chains and department stores that sell our products at more than 1,000 locations.  We have a broad customer base and no customer accounted for 10% or more of net sales during the fiscal year.

Sales and Distribution

We sell and distribute our products (1) to independent optical retailers in the United States, primarily through our national direct sales force; (2) to retail chains and department stores; (3) internationally, primarily through exclusive distributors in foreign countries; and (4) through selected distributors in the United States.

The following table sets forth our net sales by channel for the fiscal years indicated:

	Year Ended October 31,
	2008	2009
	(in thousands)
Direct sales	$16,515	$15,990
Retail chains and department stores	3,364	3,941
International	2,372	1,372
Domestic distributors	1,352	1,184
Freight billed to customers/other	882	803
Total	$24,485	$23,290

Direct Sales.  We sell our products to independent optical retailers in the United States primarily through a national direct sales force, including company and independent sales representatives.  Our direct sales force, including independent sales representatives, numbered 59 at October 31, 2009.  We plan to increase the number of sales representatives in fiscal 2010.

Retail Chains and Department Stores.  We sell directly to retail chains and department stores.  For several years, national retail optical chains have increasingly marketed their own lower-cost private label frames.  Thus, we have focused, and plan to continue to focus, our efforts on increasing sales to mid-size regional optical chains which are less likely to sell their own private label eyewear than the large national retail optical chains and are not experiencing consolidation like the national chains.  We also intend to focus on sales of sunwear to department stores, a growing segment of our sunwear market.

International.  We distribute certain of our products internationally through exclusive distributors.  Our international distributors have exclusive agreements for defined territories.  At October 31, 2009, we had approximately 25 international distributors and four international sales representatives.  Part of our strategy to increase revenues in fiscal 2010 is to develop sales opportunities for our frames in smaller markets throughout the world while reducing our expenses in operating and promoting international sales.

Domestic Distributors.  We distribute our products through selected distributors in the United States in areas in which we believe we can achieve better penetration than through direct sales.  We had six distributors in the United States at October 31, 2009.

Contract Manufacturing

Our frames are manufactured to our specifications by a number of contract manufacturers located outside the United States.  The manufacture of high quality metal frames is a labor-intensive process that can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time.  In fiscal 2009, we used manufacturers in China, Japan and Italy.

In determining which manufacturer to use for a particular style, we consider each manufacturer’s expertise (based on type of material and style of frame), its ability to translate design concepts into prototypes, its price per frame, its manufacturing capacity, its ability to deliver on schedule, and its ability to adhere to our rigid quality control standards and quality assurance requirements.

We are not generally required to pay for any of our frames prior to shipment.  Payment terms currently range from 30 to 120 days on open account.  For frames imported other than from China manufacturers, we are obligated to pay in the currency of the country in which the manufacturer is located.  In the case of frames purchased from manufacturers located in China, we pay in United States dollars.  For almost all of our other frame purchases, our costs vary based on currency fluctuations, and we generally cannot recover increased frame costs (in United States dollars) in the selling price of the frames.

Competition

The markets for prescription eyeglass frames and sunwear are intensely competitive.  There are thousands of frame styles, including thousands with brand names many of which have global recognition.  At retail, our eyewear styles compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts.  To obtain board space at an optical retailer, we compete against many companies, both foreign and domestic, including Luxottica Group S.p.A, Safilo Group S.p.A., and Marchon Eyewear, Inc.  Our largest competitors have significantly greater financial, technical, sales, manufacturing and other resources than us.  They also employ direct sales forces that have existed longer and are significantly larger than our direct sales force.  At the major retail optical chains, we compete not only against other eyewear suppliers, but also against the chains themselves, as these chains have increasingly designed, manufactured and sold their own lower-priced private label brands.  Luxottica Group, the largest eyewear company in the world, is vertically integrated, in that it manufactures frames, distributes them through a direct sales force in the United States and throughout the world, and owns LensCrafters, Sunglass Hut, Pearle Vision and Cole Vision, which combined is the largest worldwide retail optical chain.

We compete in our target markets based on the quality of our brand name frames, our marketing and merchandising, the popularity of our frame designs, the reputation of our styles for quality, our pricing policies and the experience of our sales force.

Backlog

Our backlog of orders believed to be firm was approximately $265,000 at October 31, 2009 and $350,000 at October 31, 2008.  Historically, we ship our products upon receipt of orders and do not operate with a material backlog.

Employees

At October 31, 2009, we had 110 full-time employees, including 45 in sales and marketing, 15 in customer service and support, 20 in warehouse operations and shipping and 16 in general administration and finance.  Our employees are not covered by a collective bargaining agreement.

Item 1A—Risk Factors

Not applicable.

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

We lease approximately 64,000 square feet of a building located in Inglewood, California, where we maintain our principal offices and warehouse.  The lease expires on June 30, 2011 and we have a two-year renewal option.  In fiscal 2009, monthly rental payments under the lease were $51,200 through June 2009 and $48,000 for the rest of the fiscal year.  The rental payments will be $48,000 per month through June 2010 and $49,000 per month thereafter.  We are also responsible for our share of common area operating expenses, utilities and insurance (approximately $6,600 per month).  We believe that these facilities are suitable and adequate through the end of the lease.

We sublease a portion of our premises for $11,000 per month for a term that expires concurrently with the expiration of our lease.

Item 3—Legal Proceedings

As of January 15, 2010, we were not involved in any material legal proceedings.

Item 4—Submission of Matters to a Vote of Security-holders

We did not submit any matters to the vote of our shareholders in the fourth quarter of fiscal 2009.

PART II

  Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

Our Common Stock trades in the over-the-counter market.  The following table sets forth, for the periods indicated, high and low last reported sales prices for our Common Stock in the over-the-counter market.

	High	Low
Fiscal Year Ended October 31, 2008
First Quarter	$ 0.70	$ 0.56
Second Quarter	$ 0.65	$ 0.55
Third Quarter	$ 0.75	$ 0.46
Fourth Quarter	$ 0.70	$ 0.35

Fiscal Year Ended October 31, 2009
First Quarter	$ 0.36	$ 0.25
Second Quarter	$ 0.34	$ 0.24
Third Quarter	$ 0.39	$ 0.25
Fourth Quarter	$ 0.39	$ 0.23

On January 14, 2010, the last reported sales price of the Common Stock in the over-the counter market was $0.36 per share.  At January 14, 2010 , there were 43 holders of record of our Common Stock.

Dividends

As a California corporation, under the California General Corporation Law, generally we may not pay dividends in cash or property except (1) out of positive retained earnings or (2) if, after giving effect to the distribution, our assets would be at least 1.25 times our liabilities and our current assets would exceed our current liabilities (determined under generally accepted accounting principles).  At October 31, 2009, we had an accumulated deficit of $14.1 million and shareholders’ equity of $1.6 million.  As a result, we will not be able to pay cash dividends for the foreseeable future.  In addition, under our principal credit facilities, we may not pay dividends without the consent of the lenders.

Purchases of Common Stock

We did not repurchase any shares of our Common Stock in fiscal 2009.  Under California law, repurchases of Common Stock are subject to the same restrictions as payment of dividends.

Item 6—Selected Financial Data

Not applicable.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in connection with our Financial Statements and related notes and other financial information included elsewhere in this Report.

Overview

We generate revenues through the sale of prescription eyeglass frames and sunwear under licensed brand names, including bebe, Carman Marc Valvo, Cutter & Buck, Dakota Smith, Hart Schaffner Marx, Hummer, Laura Ashley, Nicole Miller and Michael Stars, and under our proprietary Signature brand.  Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to our specifications.

Our net sales decreased 4.9% from $24.5 million in fiscal 2008 to $23.3 million in fiscal 2009.  The decrease in net sales in fiscal 2009 was primarily due to decreases in international sales, as a result of the weak global economy, the acquisition of major international customers by competitors and deep discounting in many international markets.  We were able to maintain domestic sales relatively constant between the years despite the economic downturn and weak optical frame market.

Our net income increased from $622,000 in fiscal 2008 to $675,000 in fiscal 2009.  The increase in net income was principally due to a $520,000 reduction in general and administrative expenses, a $300,000 reduction in selling expenses, and a $79,000 decrease in interest expense.

In light of the continuing adverse economic conditions, we continued our efforts to improve our balance sheet.  We reduced inventories from $5.6 million at October 31, 2008 to $3.8 million at October 31, 2009, which greatly reduced our financing requirements.  As a result, we were able to reduce our accounts payable and accrued expenses by $1.8 million and our long-term debt (including current portion) decreased by $700,000 to $4.2 million at October 31, 2009.

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

•	revenue recognition;

•	inventory valuation; and

•	valuation of deferred tax asset.

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

Inventory Valuation.  Inventory (consisting of finished goods) is valued at the lower of cost or market.  Cost is computed using weighted average cost, which approximates actual cost on a first-in, first-out basis.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions.  Our inventory includes designer prescription eyeglass frames and sunwear, which are sold in a highly competitive industry.  If actual product demand or selling prices are less favorable than our estimates we may be required to take additional inventory write-downs in the future.  Similarly, if our inventory is determined to be undervalued due to write-downs below market value, we would be required to recognize such additional operating income at the time of sale.  Significant unanticipated changes in demand could have a material and significant impact on the future value of our inventory and reported operating results.

Valuation of Deferred Tax Assets.  Prior to 2003, we generated material net operating loss carryforwards and differences between the tax bases of assets and liabilities and their financial reporting amounts.  These carryforwards and differences resulted in the recognition of a net deferred tax asset.

Realization of our deferred tax assets is dependent on our ability to generate future taxable income.  Management believes that it is more likely than not that we will generate taxable income sufficient to realize a portion of our deferred tax assets and we have established a valuation allowance against the other portion of these assets.  We review this determination at least annually, and adjust the valuation allowance to cover that portion of our deferred tax assets that management does not believe that it is more likely than not be realized.  However, there can be no assurance that we will meet our expectation of future income.  As a result, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.  Such occurrence could materially adversely affect our results of operations and financial condition.

Results of Operations

The following table sets forth for the fiscal years indicated selected statements of operations data shown as a percentage of net sales.

	2008	2009
Net sales	100.0%	100.0%
Cost of sales	35.8	35.9
Gross profit	64.2	64.1
Operating expenses:
Selling	36.6	37.1
General and administrative	23.5	22.4
Depreciation and amortization	0.4	0.7
Total operating expenses	60.5	60.2
Income from operations	3.7	3.9
Other expense	(1.1)	(0.9)
Income before provision for income taxes	2.6	3.0
Provision for income taxes – net	0.1	0.1
Net income	2.5%	2.9%

Comparison of Fiscal Years 2008 and 2009

Net Sales.  Net sales were $23.3 million in fiscal 2009 compared to $24.5 million in fiscal 2008.  The following table shows certain information regarding net sales by product line for the fiscal years indicated:

	2008		2009

bebe eyewear	$8,947	36.5%	$9,844	42.3%
Nicole Miller Eyewear	5,764	23.5	4,645	19.9
Laura Ashley Eyewear	3,849	15.7	2,834	12.2
Other	5,925	24.3	5,967	25.6
Total	$24,485	100.0%	$23,290	100.0%

While we did not increase wholesale frame prices in fiscal 2009, the average price of frames sold increased in fiscal 2009 due to a greater sales of higher-priced frames.  Unit sales of frames decreased 8% in fiscal 2009.

International sales decreased $1,000,000 in fiscal 2009 as a result of the weak global economy, acquisition of major international customers by competitors and deep discounting in many international markets.

Net sales equal gross sales less returns and allowances.  Our product returns as a percentage of gross sales was 12.4% in fiscal 2008 and 13.3% in fiscal 2009.  Although there were lower net sales in fiscal 2009, product returns were $3.5 million in both fiscal 2008 and fiscal 2009.

We also maintain an allowance for product returns.  See “Critical Accounting Polices.”  Changes in the allowance in any period will have a corresponding impact on net sales during the period.  We made changes in our allowance for product returns in fiscal 2008 and fiscal 2009.

Gross Profit and Gross Margin.  Gross profit was $14.9 million in fiscal 2009 compared to $15.7 million in fiscal 2008.  The decrease in gross profit in fiscal 2009 was primarily due to the reduction in sales.  Our gross margin was 64.1% in fiscal 2009 compared to 64.2% in fiscal 2008.

Selling Expenses.  Selling expenses were $9.0 million and $8.7 million in fiscal 2008 and 2009, respectively.  Convention expense decreased $151,000, international selling expense decreased $96,000 and salaries and commissions decreased $129,000 from fiscal 2008 to fiscal 2009, which decreases were partially offset by a $113,000 increase in promotional expenses

General and Administrative Expenses.  General and administrative expenses were $5.8 million and $5.2 million in fiscal 2008 and fiscal 2009, respectively.  This expense reduction was primarily from decreases of $214,000 in international operations, $79,000 in insurance expense and $59,000 in legal, accounting and consulting expenses.  The balance of the reduction was from smaller decreases in numerous categories.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased $45,000 from fiscal 2008 to fiscal 2009.

Interest Expense.  Interest expense decreased to $202,000 in fiscal 2009 from $281,000 in fiscal 2008.  The decrease in fiscal 2009 was primarily due to a lower weighted average interest rate on our borrowings and a reduction in debt.

Provision for Income Taxes.  Our provision for income taxes was $20,800 in fiscal 2009 and $8,000 in fiscal 2008.

As of October 31, 2009, we had net operating loss carry-forwards for federal and state income tax purposes of approximately $15.4 million and $4.5 million, respectively, which expire at various times from 2021 through 2028.

As of October 31, 2009, our deferred tax assets were $8.0 million against which we had established a valuation allowance of $5.0 million, resulting in a net deferred tax asset of $3.0 million.

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) were $2.6 million at October 31, 2009 and $2.8 million at October 31, 2008.

Our inventory (at lower of cost or market) was $3.8 million at October 31, 2009 and $5.6 million at October 31, 2008.  This decrease was primarily due to our strategy to reduce inventory as the global recession caused a reduction in demand.

Our accounts payable and our accrued expenses were $5.1 million at October 31, 2009 compared to $6.9 million at October 31, 2008.  This reduction was due to improved cash flow.

At October 31, 2009, our long-term debt included principally a revolving line of credit with Comerica Bank with an outstanding principal balance of $2.5 million and a revolving line of credit with Bluebird Finance Limited (“Bluebird”) with an outstanding principal balance of $1.6 million.  See Note 4 of Notes to Financial Statements for further information regarding our long-term debt.  Our long-term debt (including current portion) decreased from $4.9 million at October 31, 2008 to $4.2 million at October 31, 2009 due principally to continued amortization of the Bluebird credit facility.

Borrowing availability under the Comerica Bank revolving line of credit is based on eligible accounts receivable, inventory and a letter of credit, up to a maximum of $4.0 million outstanding at any time.  At December 31, 2009, we had $1.2 million of additional borrowing availability under this revolving line of credit.  The revolving line of credit bears interest payable monthly at either Comerica Bank’s base rate plus 1.0% or LIBOR plus 3.00%, as selected in advance by us, and will expire on December 1, 2011.  At October 31, 2009, the interest rate on this revolving line of credit was 3.5% per annum.

Our credit facility with Bluebird consists of a revolving credit line and support for the $1,250,000 letter of credit securing the Comerica Bank credit facility.  Bluebird’s commitment on the revolving credit facility was $1.6 million as of October 31, 2009, and reduces by $72,500 each quarter.  The revolving credit line bears interest at the rate of 5% per annum, with payments of principal and interest on a 10-year amortization schedule that commenced in fiscal 2005, and is due and payable in April 2013.  The credit facility is secured by a security interest in our assets that is subordinate to the Comerica Bank credit facility.

Our shareholders’ equity increased from $888,000 at October 31, 2008 to $1.6 million at October 31, 2009 due to our net income of $675,000.

Of our accounts payable at October 31, 2009, $183,000 were payable in foreign currency.  To monitor risks associated with currency fluctuations, we from time to time assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies.

During the past two years, we have generated cash primarily through product sales in the ordinary course of business, our bank credit facilities and sales of equity securities.  At October 31, 2009, we had working capital of $2.2 million as compared to working capital of $2.4 million at October 31, 2008.  Operating activities provided a net of $1,054,000 during fiscal 2009, while financing activities used a net of $690,000 and investing activities used a net of $239,000 during fiscal year 2009, resulting in a net increase of $125,000 in cash and cash equivalents.

Our business plan for 2010 provides for positive cash flow from operations.  We believe that, at least through fiscal 2010, assuming there are no unanticipated material adverse developments, and continued compliance with our credit facilities, our cash flows from operations and credit facilities will be sufficient to enable us to pay our debts and obligations as they mature.

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

The following table sets forth certain unaudited results of operations for the eight fiscal quarters ended October 31, 2009.  The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown.  The operating results for any quarter are not necessarily indicative of future period results.

	2008				2009
	JAN. 31	APR. 30	JULY 31	OCT. 31	JAN. 31	APR. 30	JULY 31	OCT. 31
Net sales	$5,555	$6,686	$6,362	$5,882	$5,959	$6,111	$5,933	$5,287
Cost of sales	1,979	2,411	2,406	1,961	2,110	2,204	2,200	1,837
Gross profit	3,576	4,275	3,956	3,921	3,849	3,907	3,733	3,450
Operating expenses:
Selling	1,933	2,494	2,248	2,283	2,139	2,220	2,181	2,117
General and administrative	1,411	1,497	1,462	1,490	1,459	1,417	1,327	1,181
Total operating expenses	3,344	3,991	3,710	3,773	3,598	3,637	3,508	3,298
Income from operations	232	284	246	148	251	270	225	152
Other expense, net	(80)	(71)	(64)	(66)	(51)	(53)	(51)	(47)
Income before provision for income taxes	152	213	182	82	200	217	174	105
Provision for income taxes	1	1	6	1	1	1	19	0
Net income	$151	$212	$176	$81	$199	$216	$155	$105

Inflation

We do not believe our business and operations have been materially affected by inflation.

Recently Issued Accounting Pronouncements

For a description of recently issued accounting pronouncements that may affect us, see Note 2 of Notes to Financial Statements.

 Factors That May Affect Our Future Operating Results

The loss of any material brand name license would have a material adverse effect on our results of operations.

Net sales of bebe eyewear, Nicole Miller Eyewear and Laura Ashley Eyewear accounted for 42.3%, 19.9% and 12.2%, respectively, or a total of 74.4%, of our net sales in fiscal year 2009.  While we intend to continue efforts to expand sales of our other eyewear lines and may acquire other brand name eyewear licenses, we expect these three lines to continue to be our leading sources of revenue for the near future.  Our licenses for bebe eyewear Nicole Miller Eyewear and Laura Ashley Eyewear expire in June 2010, March 2012 and December 2014 (assuming we exercise our renewal option), respectively.  These licenses may be terminated prior to expiration for material default and the failure to meet minimum sales and/or royalty requirements.  The termination of any of these licenses would have a material adverse effect on our results of operations.

Our product return policy permits returns of our products for credit or exchange, which can materially adversely affect our net sales.

We have a product return policy that we believe is standard in the optical industry and is followed by our competitors.  Under that policy, we must pre-approve all product returns, which we will do only for credit or exchange if the product has not been discontinued.  As a general policy, we do not make cash refunds.  Our product returns for fiscal years 2008 and 2009 amounted to 12.4% and 13.3%, respectively, of gross sales (sales before returns).  We maintain an allowance for product returns that we consider adequate; however, an increase in returns that significantly exceeds the amount of those reserves would have a material adverse impact on our results of operations and financial condition.

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

The loss of or material reduction in purchases by one or more retail optical chains would adversely affect our business.

Net sales to retail optical chains and department stores amounted to 13.7% and 16.9% of net sales in fiscal years 2008 and 2009, respectively, most of which were to retail optical chains.  Retail optical chains have increasingly marketed their own lower-cost private label brands and are experiencing industry consolidation.  The loss of one or more retail optical chains or department stores as a customer could have a material adverse affect on our business.

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

If we have a “change of ownership” as defined under the Internal Revenue Code, our ability to use our net operating loss carryforwards (“NOLs”) would be significantly limited.

As of October 31, 2009, we had NOLs for federal and state income tax purposes of approximately $15.4 million and $4.5 million, respectively, that expire at various dates from 2021 through 2028.  If a “change of ownership” of Signature occurs within the meaning of Section 382 of the Internal Revenue Code, our ability to use these NOLs in the future would be significantly limited.

If our net income decreases materially over an extended period of time, we may need to increase the valuation allowance on our deferred tax asset relating to our net operating loss carryforwards, which would further adversely affect our results of operations for the affected periods.

Prior to 2003, we generated net operating loss carryforwards that resulted in a deferred tax asset.  Because of the uncertainty of realizing the benefits of this asset, we established a valuation allowance in the full amount of the asset.  As a result of generating net income during the past several fiscal years, we reduced this valuation allowance by $243,000 in fiscal year 2008 and $94,000 in fiscal 2009.  The change in the valuation allowance did not materially change our net income for these periods.  If we incur net losses over a sustained period in the future, we may increase the allowance, which would adversely affect our results of operations in those periods.

Our directors and executive officers beneficially own 47.5% of our outstanding Common Stock and thus control Signature.

As of January 15, 2010 our directors and executive officers owned beneficially 47.5% of the outstanding shares of our Common Stock.  As a result, the directors and executive officers control Signature and its operations not only as a result of their current positions, but because of their ability to elect a majority of the Board of Directors and therefore retain control of the Board.  The voting power of the directors and executive officers could also serve to discourage potential acquirers from seeking to acquire control of us through the purchase of our Common Stock, which might depress the market price of our Common Stock.

We are unable to pay any cash dividends for the foreseeable future.

As a California corporation, under the California General Corporation Law, we may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, our assets would be at least 1.25 times our liabilities and our current assets would exceed our current liabilities (determined on a consolidated basis under generally accepted accounting principles).  At October 31, 2009, we had an accumulated deficit of $14.1 million and shareholders’ equity of $1.6 million.  As a result, we will not be able to pay dividends for the foreseeable future.  In addition, under our principal credit facilities, we may not pay dividends without the consent of the lenders.

Provisions in our license agreements that allow the licensors to terminate the licenses upon a change of control effected without their approval could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of our outstanding voting stock and could thereby depress the market value of our Common Stock.

Each of the Laura Ashley Eyewear, Hart Schaffner Marx Eyewear, bebe eyewear and Hummer Eyegear licenses allows the licensor to terminate its license upon certain events that under the license are deemed to result in a change in control of Signature unless the change of control is approved by the licensor.  The licensors’ rights to terminate their licenses upon a change in control of Signature could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of our outstanding voting stock and could thereby depress the market value of our Common Stock.

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

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Signature Eyewear, Inc.

We have audited the accompanying balance sheet of Signature Eyewear, Inc. as of October 31, 2009 and the related statements of income, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

January 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Signature Eyewear, Inc.

We have audited the accompanying balance sheet of Signature Eyewear, Inc. as of October 31, 2008 and the related statements of income, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Crowe Horwath LLP

Sherman Oaks, California

February 11, 2009

SIGNATURE EYEWEAR, INC.
BALANCE SHEETS
October 31,

ASSETS

	2009	2008
Current assets

Cash and cash equivalents	$431,037	$305,628
Accounts receivable - trade, net of allowance for doubtful accounts of $42,163	2,565,125	2,809,135
Inventory	3,843,793	5,607,178
Promotional products and materials	209,847	133,618
Prepaid expenses and other current assets	263,594	394,934
Deferred income taxes	376,500	376,500

Total current assets	7,689,896	9,626,993

Property and equipment, net	313,324	369,935
Deposits and other assets	250,500	107,656
Deferred income taxes	2,600,700	2,600,700

Total assets	$10,854,420	$12,705,284

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
BALANCE SHEETS
October 31,

LIABILITIES AND SHAREHOLDERS' EQUITY

	2009	2008
Current liabilities
Accounts payable - trade	$3,532,159	$5,053,341
Accrued expenses and other current liabilities	1,538,516	1,853,586
Current portion of long-term debt	415,000	290,000

Total current liabilities	5,485,675	7,196,927

Long-term debt, net of current portion	3,805,000	4,620,000

Total liabilities	9,290,675	11,816,927

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value
5,000,000 shares authorized
Series A 2% convertible preferred stock, $0.001
par value; liquidation preference (approximately
$915,000 and $897,000 at October 31, 2009 and 2008, respectively)
1,360,000 shares authorized
1,200,000 issued and outstanding	1,200	1,200
Common stock, $0.001 par value
30,000,000 shares authorized
6,955,639 shares issued and outstanding	6,956	6,956
Additional paid-in capital	15,656,812	15,656,812
Accumulated deficit	(14,101,223)	(14,776,611)

Total shareholders' equity	1,563,745	888,357

Total liabilities and shareholders' equity	$10,854,420	$12,705,284

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENTS OF INCOME
For the Years Ended October 31,

	2009	2008

Net sales	$23,290,257	$24,485,402
Cost of sales	8,350,909	8,757,048

Gross profit	14,939,348	15,728,354

Operating expenses
Selling	8,657,584	8,958,077
General and administrative	5,231,107	5,751,792
Depreciation and amortization	152,365	107,553
Total operating expenses	14,041,056	14,817,422

Income from operations	898,292	910,932

Interest expense	(202,032)	(281,097)

Income before taxes	696,260	629,835
Income taxes	20,872	8,320

Net income	675,388	621,515
Preferred stock dividends	$(17,990)	$(17,635)
Net income available to common shareholders	$657,398	$603,880
Basic earnings per share	$0.09	$0.09

Diluted earnings per share	$0.08	$0.08

Weighted-average common shares
outstanding - Basic	6,955,639	6,908,516

Weighted-average common shares
outstanding - Diluted	8,320,964	8,246,990

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
For the Years Ended October 31,

	Series A 2% Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, October 31, 2007	1,200,000	$1,200	6,855,639	$6,856	$15,589,912	$(15,398,126)	$199,842

Issuance of common stock	—	—	100,000	100	66,900	—	67,000
Net income	—	—	—	—	—	621,515	621,515

Balance, October 31, 2008	1,200,000	1,200	6,955,639	6,956	15,656,812	(14,776,611)	888,357

Issuance of common stock	—	—	—	—	—	—
Net income	—	—	—	—	—	675,388	675,388

Balance, October 31, 2009	1,200,000	$1,200	6,955,639	$6,956	$15,656,812	$(14,101,223)	$1,563,745

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended October 31,

	2009	2008
Cash flows from operating activities
Net income	$675,388	$621,515
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation and amortization	152,365	107,553
Provision for bad debts	—	(10,673)
Reserve for customer returns	—	(9,631)
(Increase) decrease in:
Accounts receivable - trade	244,010	85,629
Inventories	1,763,385	(842,689)
Promotional products and materials	(76,229)	42,602
Prepaid expenses and other current assets	131,340	(95,004)
Increase (decrease) in:
Accounts payable - trade	(1,521,182)	296,132
Accrued expenses and other current liabilities	(315,070)	(81,047)
		.
Net cash provided by operating activities	1,054,007	114,387

Cash flows from investing activities
Purchase of property and equipment	(95,754)	(84,352)
Deposits and other assets	(142,844)	(14,887)

Net cash used in investing activities	(238,598)	(99,239)

Cash flows from financing activities
Net (decrease) increase in lines of credit	(400,000)	200,000
Payments on short-term debt	—	(75,100)
Payments on long-term debt	(290,000)	(362,500)
Proceeds from sale of common stock	—	67,000

Net cash used by financing activities	(690,000)	(170,600)

Net increase (decrease) in cash and cash equivalents	125,409	(155,452)

Cash and cash equivalents, beginning of period	305,628	461,080

Cash and cash equivalents, end of period	$431,037	$305,628

Supplemental disclosures of cash
flow information

Interest paid	$113,399	$172,961

Income taxes paid	$20,872	$8,620

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2009 and 2008

NOTE 1.  ORGANIZATION AND LINE OF BUSINESS

Signature Eyewear, Inc. (the “Company”) designs, markets and distributes eyeglass frames throughout the United States and internationally.  The Company conducts its operations primarily from its principal executive offices and a warehouse in Inglewood, California.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Management prepares estimates for a number of factors.  The Company believes its estimates of product returns, inventory valuation and valuation of the deferred tax assets, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations in the near term.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid securities with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts billed and currently due from customers.  The Company monitors the aging of its accounts receivable and related facts and circumstances to determine if an allowance should be established for doubtful accounts.  Although the Company expects to collect amounts due, actual collections may differ.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of other long-lived assets at least annually for evidence of impairment.  When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets in relation to the undiscounted future cash flows generated by such assets.  An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount.  Measurement of the impairment loss is based on the present value of the expected future cash flows.  The Company believes no indication of impairment existed as of October 31, 2009.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and long-term debt.  The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items.  The Company used the following methods to estimate the fair value of all financial instruments whose carrying amounts do not approximate fair value on the accompanying balance sheets:

Long-Term Debt.  The fair value of long-term debt is estimated using a model that estimates fair values at market rates.

The carrying or notional amounts and fair values of the Company’s financial instruments at October 31, 2009 and 2008 were as follows:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:

Financial Liabilities:
Revolving line of credit –Comerica Bank	$2,500,000	$2,500,000	$2,900,000	$2,900,000
Term note payable-Ashford	$125,000	$125,000	$125,000	$125,000

Revolving line of credit– Bluebird	$1,595,000	$1,215,492	$1,885,000	$1,373,919

Revenue Recognition

For transactions satisfying the conditions for revenue recognition under Accounting Standards Codification (“ASC”) 605-25, “Sales of Products when Right of Return Exists,” and Securities and Exchange Commission, Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” product revenue is recorded at the time of shipment, net of estimated allowances and returns.  For transactions not satisfying the conditions for revenue recognition under ASC 605-25 and SAB No. 104, product revenue is deferred until the conditions are met, net of an estimate for cost of sales.  The Company had no deferred revenue at October 31, 2009 and 2008.  For the fiscal years ended October 31, 2009 and 2008, the Company had sales returns totaling $3,465,856 and $3,478,510, respectively.

The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends.  Although the Company expects to collect amounts due, actual collections may differ.

Shipping and Handling Costs

ASC 605-45-19 “Shipping and Handling Fees and Costs” requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements.  The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with inbound freight are recorded as a component of cost of sales, which totaled $298,174 and $456,125 in the fiscal years ended October 31, 2009 and 2008, respectively.  Other shipping and handling costs are included in selling expenses and totaled $1,453,250 and $1,477,680 in the fiscal years ended October 31, 2009 and 2008, respectively.

Advertising Expense

The Company expenses all advertising costs as they are incurred.  Advertising expense for the fiscal years ended October 31, 2009 and 2008 was $553,828 and $534,798, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718, “Compensation — Stock Compensation” which requires the fair value of all option grants or stock issuances made to employees or directors on or after the beginning of fiscal 2006, as well as a portion of the fair value of each option and stock grant made to employees or directors prior to that date which represents the non-vested portion of these share-based awards as of such implementation date, to be recognized as an expense.  These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method.  The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model

During the fiscal years ended October 31, 2009 and 2008, the Company did not issue any stock-based compensation and at October 31, 2009 no compensatory stock options were outstanding.

Income Taxes

The Company provides for income taxes under the liability method.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse.  To the extent net deferred tax assets are not realizable on a more likely than not basis, a valuation allowance is provided against such net deferred tax assets.  In the year ended October 31, 2008, the Company adopted the accounting guidance as codified in ASC 740-10, Income Taxes — Uncertainty in Income Taxes (previously FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, Interpretation 48), which establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements.  The Company’s adoption of ASC 740-10 had no effect on the financial statements presented.

Basic and Diluted Net Income per Share

Basic net income per share is based upon the weighted average number of shares of common stock outstanding.  Diluted net income per share is based on the assumption that options, warrants and other instruments convertible into common shares are included in the calculation of diluted net income per share, except when their effect would be anti-dilutive.  For instruments in which consideration is to be received for exercise, such as options or warrants, dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Cumulative dividends on the Company’s cumulative convertible preferred stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental decrease in net income from continuing operations or increase in net loss from continuing operations for purposes of determining basic net income (loss) from continuing operations per common share.  Such preferred dividends, if dilutive, are added back to the net income or loss from continuing operations as it is assumed that the preferred shares were converted to common shares as of the beginning of the period for purposes of determining diluted net income (loss) from continuing operations per common share.

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for reporting comprehensive income and its components in a financial statement.  Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.  Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  For the fiscal years ended October 31, 2009 and 2008, comprehensive income is not presented in the Company’s financial statements because the Company did not have any material translation adjustments or any of the other items of comprehensive income in any period presented.

Foreign Currency Translation

The Company’s former Belgium branch’s functional currency was the Euro and the Company’s reporting currency is the dollar.  Assets and liabilities were translated at exchange rates in effect at the balance sheet date.  Income and expense accounts were translated at average rates.

Some of the Company’s liabilities are denominated in foreign currencies.  Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date.  The resulting gains or losses were immaterial for the fiscal years ended October 31, 2009 and 2008.

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, a restricted certificate of deposit and trade accounts receivable.  The Company’s deposits with financial institutions are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.  The Company may be exposed to risk for the amount of funds held in any financial institution in excess of the insurance limit.  In assessing the risk, the Company’s policy is to maintain cash balances with well capitalized financial institutions.

The Company sells its products primarily to independent optical retailers, retail optical chains, and distributors.  These customers can be significantly affected by changes in economic, competitive or other factors.  In order to minimize the risk of loss, the Company routinely assesses the financial strength of its customers and the Company maintains an allowance for doubtful accounts.

The Company purchases its frames from a number of contract manufacturers.  The Company had purchases from four vendors amounting to 30% 19%, 13% and 11%, respectively, of total product purchases for the fiscal year ended October 31, 2009 and from four vendors amounting to 24%, 18%, 17% and 12%, respectively, for the fiscal year ended October 31, 2008.

Derivatives

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities.  As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions.  However, the Company has from time to time financed its operations with financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives.  Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings.  However, such new and/or complex instruments may have immature or limited markets.  As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.  At October 31, 2009, the fair value of derivatives was not material.

Recently Adopted Accounting Pronouncements

Effective September 30, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) new Accounting Standard Codification (“ASC” or “Codification”) as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles Topic.  The ASC does not create new accounting and reporting guidance, rather it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure.  All guidance in the ASC carries an equal level of authority.  Relevant portions of authoritative content, issued by the U.S. Securities and Exchange Commission (“SEC”) for SEC reporting entities, have been included in the ASC.  After the effective date of the Codification, all non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.  Adoption of the Codification also changed how the U.S. GAAP is referenced in financial statements.

Effective July 31, 2009, the Company adopted new guidance to the Subsequent Events Topic of the ASC.  The Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, the Subsequent Events Topic sets forth the period after the balance sheet date during which management of an SEC reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date of its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Entities are required to disclose the date through which subsequent events were evaluated as well as the date the financial statements were issued or available to be issued.  Adoption of this guidance did not have any impact on the financial statements presented.  The Company evaluated subsequent events through the filing date of its Annual Report on Form 10-K for the year ended October 31, 2009 on January 14, 2010.

Effective November 1, 2008, the Company adopted new guidance to the “Business Combinations Topic” of the FASB ASC.  This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of this guidance had no impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Fair Value Measurements and Disclosures Topic” of the ASC.  This topic relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This additional guidance requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value, and (iii) ignore the intent to hold the asset or liability when estimating fair value.  This additional guidance also provides guidance in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence.  The Company adopted this additional guidance as of July 31, 2009.  The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Financial Instruments Topic” of the ASC.  This topic requires disclosure of the carrying amount and the fair value of all financial instruments for interim and annual financial statements of SEC-reporting entities (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  This topic also requires disclosures in summarized financial information in interim financial statements.  The Company adopted this additional guidance as of July 31, 2009.  The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Investments – Debt and Equity Securities Topic” of the ASC.  This topic requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security.  Based on the factors described in the preceding sentence, this topic also explains the process for determining the other than temporary impairment (“OTTI”) to be recognized in “other comprehensive income” (generally, the impairment charge for other than a credit loss) and in earnings.  This topic does not change existing recognition or measurement guidance related to OTTI of equity securities.  Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized.  The Company adopted this additional guidance as of July 31, 2009.  The adoption of this additional guidance did not have any impact on the financial statements presented.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued guidance as codified in ASC 810-10, Consolidation — Noncontrolling Interests (previously SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — Amendments of ARB No. 51).  ASC 810-10 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  ASC 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is its fiscal ending October 31, 2010.  The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations during its fiscal year ending October 31, 2010.

In March 2008, the FASB issued guidance as codified in ASC 815-10, Derivatives and Hedging (previously SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”).  ASC 815-10 requires entities with derivative instruments to disclose information that should enable financial-statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815-10 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash.  ASC 815-10 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of ASC 815-10 to have a material impact on its financial statements for the fiscal year ending October 31, 2010.

In June 2008, the FASB issued FASB ASC 815-40, “Derivatives and Hedging,” that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants to purchase the company’s stock.  FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815.  Although FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations for the fiscal year ending October 31, 2010.

The FASB recently amended its guidance surrounding an entity’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The amended guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The amended guidance is effective for the first annual reporting period that begins after November 15, 2009.  The Company will reevaluate any interests in variable interest entities for the period beginning on January 1, 2010 to determine that the entities are reflected properly in the financial statements as investments or consolidated entities.  The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations for the fiscal year ending October 31, 2010.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2009 and 2008 consisted of the following:

	2009	2008
Computer equipment	$1,645,847	$1,628,670
Leasehold improvements	1,279,886	1,275,386
Software	1,311,188	1,224,098
Office furniture and equipment	914,975	914,975
Machinery and equipment	708,772	721,785
	5,860,668	5,764,914

Less accumulated depreciation and amortization	(5,547,344)	(5,394,979)
Total	$313,324	$369,935

Depreciation and amortization expense was $152,365 and $107,553 for the fiscal years ended October 31, 2009 and 2008, respectively.

NOTE 4.  LONG-TERM DEBT

Long-term debt at October 31, 2009 and 2008 consisted of the following:

	2009	2008
Revolving line of credit from Comerica Bank	$2,500,000	$2,900,000
Revolving line of credit from Bluebird Finance Limited	1,595,000	1,885,000
Term note payable to Ashford Capital, LLC.	125,000	125,000
Total	4,220,000	4,910,000
Less current portion	(415,000)	(290,000)
Long-term portion	$3,805,000	$4,620,000

Future maturities of long-term debt at October 31, 2009 were as follows:

Year Ending October 31,	Amounts Maturing
2010	$415,000
2011	290,000
2012	2,790,000
2013	290,000
2014	290,000
Thereafter	145,000
Total	$4,220,000

Comerica Bank Revolving Line of Credit

In September 2007, the Company obtained a revolving line of credit from Comerica Bank.  Borrowing availability is based on eligible accounts receivable, inventory and a letter of credit, up to a maximum of $4.8 million outstanding at any time.  Through December 15, 2009, the revolving line of credit bore interest payable monthly at either Comerica Bank’s base rate plus 0.5% or LIBOR plus 3.25%, as selected in advance by the Company, and was due to expire on February 28, 2010.  At October 31, 2009, the interest rate on this revolving line of credit was 3.50%.  The Company pays an annual facility fee equal to 0.25% of its credit limit.

On December 15, 2009, the Company and Comerica amended the credit facility to extend the maturity date of the facility to December 1, 2011.  In addition, the amendment changes the interest rate margins over the applicable reference rates to the bank’s prime rate plus 1.0% or LIBOR plus 3.0%.  Lastly, and at the Company’s request, the maximum borrowing capacity under the facility was reduced from $4.8 million to $4.0 million, principally because the Company’s outstanding borrowings under the facility have been substantially less than $4.0 million.

The revolving line of credit is secured by the assets of the Company and a letter of credit in the amount of $1,250,000.  Financial and operating covenants include: (i) quarterly minimum pre-tax income, (ii) quarterly maximum ratio of total liabilities minus subordinated debt to subordinated liabilities and net worth, (iii) quarterly minimum ratio of cash and accounts receivables to current liabilities and revolving debt minus subordinated debt, (iv) annual capital expenditures limitations, and (v) limitations on acquisitions and incurring future indebtedness without the bank’s consent.  The Company was in compliance with these covenants at October 31, 2009.

Interest expense on this revolving credit facility was $113,399 and $172,961 for the fiscal years ended October 31, 2009 and 2008, respectively.

Bluebird Finance Limited (“Bluebird”) Credit Facility

In April 2003, the Company obtained a credit facility from Bluebird of up to $4,150,000 secured by the assets of the Company.  The credit facility includes a revolving credit line in the original amount of $2,900,000 bearing interest at the rate of 5% per annum and a letter of credit in the amount of $1,250,000 that presently serves as collateral for the Comerica Bank revolving line of credit.  The maximum amount on the revolving line of credit declines $72,500 per quarter, commencing in 2005, and was $1,595,000 at October 31, 2009.  This credit facility is subordinate to the Comerica Bank revolving line of credit.  The Company must comply with certain financial and non-financial covenants, which include that without the consent of Bluebird, the Company may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business or enter into any merger or similar reorganization.  The Company was in compliance with these covenants at October 31, 2009.

Interest expense on this credit facility was $87,576 and $102,487 for the fiscal years ended October 31, 2009 and 2008, respectively.  Accrued interest payable to Bluebird as of October 31, 2009 and 2008 was $782,285 and $694,709, respectively.

Bluebird owns all of the outstanding Series A 2% Convertible Preferred Stock of the Company.  On an as-converted basis, these shares would represent approximately 16.4% of the outstanding Common Stock of the Company as of October 31, 2009.  See Note 6.

Ashford Capital, LLC Note

In May 2007, the Company issued at par an unsecured note to Ashford Capital, LLC in the amount of $125,000 bearing interest at 8% per annum, principal and interest payable on May 15, 2010.

Interest expense on the Ashford Capital, LLC note was $10,000 and $10,000 for the fiscal years ended October 31, 2009 and 2008, respectively, all of which was accrued and unpaid.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Leases

The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California.  The lease expires in June 2011 and provides for monthly rental payments of $48,000 for the year ending June 30, 2010 and $49,000 for the year ending June 30, 2011.  The Company is also responsible for the monthly payment of $6,624 for the common area operating expenses, utilities and insurance.

The Company subleases a portion of the offices and warehouse in the leased facilities in Inglewood, California.  These subleases expire in June 2011 and provide for monthly rents of $11,180 for the remaining terms of the lease.

The Company operated a warehouse and sales office in Belgium under a lease that expired in September 2009.  In October 2009, the Company terminated its Belgium operations.

Future minimum lease payments on leases as of October 31, 2009 were as follows:

Year Ending October 31,	Lease Payments
2010	$697,281
2011	473,358
2012	16,168
Thereafter	-0-
Total	$1,186,807

Future minimum lease receipts on the subleases as of October 31, 2009 were as follows:

Year Ending October 31,	Sublease Receipts
2010	$134,160
2011	92,620
Thereafter	-0-
Total	$226,780

Rent expense was $521,636 and $568,626 for the fiscal years ended October 31, 2009 and 2008, respectively (net of sublease income of $40,260 and $36,000, respectively).

Employment Agreements

In March 2008 the Company entered into employment agreements with its four executive officers.  The employment agreement with Michael Prince, the Company’s President, Chief Executive Officer and Chief Financial Officer, superseded his prior employment agreement.  Under these employment agreements, the officers’ base salaries as of October 31, 2009 were as follows:  Michael Prince--$312,000; Kevin Seifert--$126,000; Raul Khantzis--$126,000 and Jill Gardner--$115,500.  The annual base salaries increase a minimum of 5% on April 15 each year.  In addition, the Company has agreed to make contributions to the officers’ accounts in the Company's 401(k) plan each year in an amount equal to a specified percentage, ranging from 40% to 100% depending on the officer’s age, of the maximum allowable employee contribution for such year under the rules of the Internal Revenue Service, up to a maximum of $30,000 each year.  The Company may terminate an officer’s employment at any time and each officer may terminate his or her employment at any time upon 30 days' prior notice.  If an officer’s employment is terminated by the Company without cause or by the officer for "good reason," the officer will be entitled to continue to receive base salary until the later to occur of six months from termination of employment or March 1, 2011 (2013 for Mr. Prince) and continuation of certain other benefits.  "Good reason" is defined to include, among other things, an adverse change in the employee's position, responsibilities or duties, a reduction in compensation or assignment to an office or location outside the Los Angeles metropolitan area on other than a temporary basis.

Consulting Agreement

The Company has a consulting agreement with Dartmouth Commerce of Manhattan, Inc. that provides for compensation of $55,000 per year.  Richard M. Torre, the Chairman of the Board of the Company, owns Dartmouth Commerce.  The Consulting Agreement may be terminated by either party at any time.  As a result of this Consulting Agreement, Mr. Torre does not receive cash director’s fees.  The Company paid consulting fees under this agreement of $55,000 in each of the fiscal years ended October 31, 2009 and 2008.

License Agreements

The Company has entered into license agreements that grant to it the exclusive right to distribute, market and sell prescription eyeglass frames and in certain cases sunwear under various brand names in the United States and other designated territories.  All of these license agreements contain minimum net sales and/or minimum royalty requirements, and certain of the license agreements have minimum advertising expenditure requirements.  All of the license agreements permit the licensor to terminate the license upon material breach or default by the Company.  The Company was in compliance with its license agreements as of October 31, 2009.

License	Expiration Date	Renewable Through
bebe eyewear	June 2010	—
Carmen Marc Valvo Eyewear	January 2012	January 2015
Cutter & Buck Eyewear	December 2011	—
Dakota Smith Eyewear	February 2012	—
Hart Schaffner Marx Eyewear	December 2010	December 2012
Hummer Eyegear	June 2010	—
Laura Ashley Eyewear	December 2011	December 2014
Michael Stars Eyewear	October 2011	October 2013
Nicole Miller Eyewear	March 2012	—

The Company may not renew a license if it is in material default under the license agreement or, in certain cases, does not meet certain minimum sales and/or royalty requirements.

Total minimum royalties payable under all of the Company’s license agreements at October 31, 2009 were as follows:

Year Ending October 31,	Minimum Royalties
2010	$1,571,667
2011	546,000
2012	308,333
Thereafter	75,000
Total	$2,501,000

Total royalty expense for the fiscal years ended October 31, 2009 and 2008, was $2,073,228 and $1,995,727, respectively.

Litigation

At October 31, 2009, the Company was not involved in any material litigation.

NOTE 6.  SHAREHOLDERS’ EQUITY

General

The Company’s Articles of Incorporation authorize 5,000,000 shares of preferred stock, par value $0.001 per share, and 30,000,000 shares of Common Stock, par value $0.001 per share.  The Board of Directors has the authority to issue the preferred stock in one or more series with such designations, rights, and preferences as may be determined from time to time by the Board of Directors without shareholder approval.

Designation and Issuance of Series A 2% Convertible Preferred Stock

In April 2003, Board of Directors authorized a new series of preferred stock, consisting of 1,360,000 shares and designated the “Series A 2% Convertible Preferred Stock” (the “Series A Preferred”).  Pursuant to such authorization, the Company issued 1,200,000 shares to Bluebird for $800,000, or $0.6667 per share.  The Series A Preferred provides for cumulative dividends at the rate of 2% per annum payable in cash or additional shares of Series A Preferred, and has a liquidation preference equal to $0.67 per share plus accrued and unpaid dividends.  The Company has the right to redeem the Series A Preferred at the liquidation preference plus accrued and unpaid dividends and a premium of $450,000.

The Company must redeem the Series A Preferred upon certain changes of control, as defined in the agreement, to the extent the Company has the funds legally available at the same redemption price.  The Series A Preferred is convertible into Common Stock on a share-for-share basis, subject to adjustments for stock splits, stock dividends, and similar events.

The holders of the Series A Preferred do not have voting rights, except as required by law, provided, however, that at any time two dividend payments are not paid in full, the Board of Directors of the Company will be increased by two and the holders of the Series A Preferred, voting as a single class, will be entitled to elect the additional directors.  Bluebird received demand and piggyback registration rights for the shares of Common Stock into which the Series A Preferred may be converted.  As of October 31, 2009, the Board of Directors had not declared any dividends on the Series A Preferred and dividends in arrears were approximately $110,768 (165,325 shares of Series A Preferred).  Accordingly, the holders of the Series A Preferred have the right to increase the size of the Board by two and elect the two new directors.  There is only one holder of record of the Series A Preferred, and that holder of the Series A Preferred has waived that right through 2010.

Stock Options

The Company had one stock-based compensation plan, the 1997 Stock Plan, which terminated in May 2007.  As of October 31, 2009, there were no outstanding options under that Plan.

The following is a summary of stock option activity under the 1997 Stock Plan for the fiscal years ended October 31, 2009 and 2008:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, October 31, 2007	37,300	$4.00	$4.00
Canceled	(3,000)	$4.00	$4.00
Outstanding, October 31, 2008	34,300	$4.00	$4.00
Canceled	(34,300)	$4.00	$4.00
Outstanding, October 31, 2009	0	—	—

Warrants

The following is a summary of warrants activity for the fiscal years ended October 31, 2009 and 2008:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, October 31, 2007	400,000	$0.67-$0.6875	$0.6831
Exercised	(100,000)	$0.67	$0.67
Outstanding, October 31, 2008	300,000	$0.6875	$0.6875
Exercised	—	—	—
Outstanding, October 31, 2009	300,000	$0.6875	$0.6875

Exercisable, October 31, 2009	300,000	$0.6875	$0.6875

The warrants outstanding at October 31, 2009 are held by Ashford Capital, LLC and expire on May 15, 2010.  If the Company issues any common stock or common stock equivalents for a purchase price less than the current exercise price of the warrants, the exercise price of the warrants will be reduced by 200% of the difference between the exercise price of the warrants and the purchase price of such common stock.  Ashford Capital, LLC has agreed not to exercise the warrants if such exercise would result in it beneficially owning more than 9.9% of the outstanding common stock of the Company.  At the date of issuance, the value of these warrants was determined to be nominal.

NOTE 7.  EARNINGS PER SHARE

Basic earnings per share for any period is computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended October 31, 2009	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$657,398	6,955,639	$0.09
Conversion of preferred stock	17,990	1,365,325	(0.01)
Diluted earnings per share	$675,388	8,320,964	$0.08

Year ended October 31, 2008	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$603,880	6,908,516	$0.09
Conversion of preferred stock	17,635	1,338,474	(0.01)
Diluted earnings per share	$621,515	8,246,990	$0.08

The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	2009	2008
Stock options	—	34,300
Warrants	300,000	300,000
Total	300,000	334,300

NOTE 8.  INCOME TAXES

On November 1, 2007, the Company adopted the accounting guidance as codified in ASC 740-10, Income Taxes — Uncertainty in Income Taxes (previously FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, Interpretation 48), which establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements.  There was no impact on the financial statements present resulting from the Company’s adoption of ASC 740-10 as the Company had no material uncertain income tax positions that would result in a liability to the Company.  The Company recognized no interest or penalties on income taxes in its statement of income for the years ended October 31, 2009 and 2008.  Management believes that with few exceptions, the Company is no longer subject to income tax examinations by any tax authorities for years before October 31, 2004.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of October 31, 2009 and 2008 consisted of the following:

	2009	2008
Allowance for doubtful accounts	$18,000	$18,000
Capitalization of inventory costs	181,000	259,000
Sales returns reserve	5,300	125,000
Depreciation and amortization	2,458,000	2,441,000
Net operating loss carry-forward	5,621,000	5,530,000
Other	14,000	18,000
Valuation allowance	(5,320,100)	(5,413,800)
Net deferred tax assets	$2,977,200	$2,977,200

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the fiscal years ended October 31, 2009 and 2008:

	2009	2008
Current
Federal	$—	$—
State	20,872	8,320
	20,872	8,320
Deferred taxes
Federal, current	—	—
Federal, non-current	—	—
	—	—
Total provision for income taxes	$20,872	$8,320

A reconciliation of the benefit from income taxes and the amount computed by applying the federal statutory rate to income before benefit for income taxes for the fiscal years ended October 31, 2009 and 2008 is as follows:

	2009	2008

Computed income tax provision at federal statutory rate	$229,632	$214,144
Increase resulting from State income taxes	44,057	37,193
Permanent items	2,604	2,596
Change in valuation allowance	(255,421)	(243,013)
Other, net	—	(2,600)
Total	$20,872	$8,320

As of October 31, 2009, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,374,000 and $4,458,000, respectively, which expire at various times from 2021 through 2028.  As of October 31, 2008, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,156,000 and $4,271,000, respectively.

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

As of October 31, 2009 and 2008, the Company had available alternative minimum tax credit carry-forwards for tax purposes of approximately $114,000 that may be used indefinitely to reduce regular federal income tax until exhausted.

NOTE 9.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all eligible employees.  Eligible employees may elect to contribute up to $15,500 of their annual compensation and, if they are 50 years old or above, may elect a catch–up contribution of $5,000.  The Company may also elect to make discretionary contributions.  In the fiscal years ended October 31, 2009 and 2008 the Company provided matching contributions of $ -0- and $27,500, respectively.

NOTE 10.  FOREIGN OPERATIONS

All foreign operations were closed as of October 31, 2009.

The Company operated a warehouse and sales office in Belgium until October 2009.  The following is a summary of the Company’s foreign operations:

	2009	2008
Balance Sheet
Identifiable assets	$49,248	$391,367

	2009	2008
Statement of Operations
Net sales	$254,754	$871,491
Net income (loss)	$(208,645)	$(55,216)

The Company also exports directly from the United States to foreign countries.  During the fiscal years ended October 31, 2009 and 2008, exports from the United States amounted to $1,117,325 and $1,500,926, respectively.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A—Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of October 31, 2009.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person has both titles), we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, our management has concluded that, as of October 31, 2009, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

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

Item 9B—Other Information

Nothing to report.

PART III

Item 10—Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information under the captions “Election of Directors – Information About the Nominees, and – Board Committees – Audit Committee” and “Other Information – Executive Officers, - Compliance with Section 16(a) Beneficial Ownership Reporting and - Code of Ethics” in our definitive proxy statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

Item 11—Executive Compensation

The information under the caption “Other Information – Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Other Information - Security Ownership of Principal Shareholders, Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

The information under the caption “Other Information – Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

The information under the caption “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of Report:

1.	Financial Statements:

Report of Squar, Milner, Peterson, Miranda & Williamson, LLP

Report of Crowe Horwath LLP

Balance Sheets at October 31, 2009 and 2008

Statements of Income for the years ended October 31, 2009 and 2008

Statements of Changes in Shareholders’ Equity for the years ended October 31, 2009 and 2008

Statements of Cash Flows for the years ended October 31, 2009 and 2008

2.	Exhibits:

See attached Exhibit List

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE EYEWEAR, INC.

Date: January 19, 2010	By:	/s/ MICHAEL PRINCE
Michael Prince
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Prince Michael Prince	Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	January 19, 2010
/s/ Edward Meltzer Edward Meltzer	Director	January 19, 2010
/s/ Drew Miller Drew Miller	Director	January 19, 2010
/s/ Ted Pasternack Ted Pasternack	Director	January 19, 2010
/s/ Richard M. Torre Richard M. Torre	Chairman of the Board	January 19, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Restated Articles of Incorporation of Signature Eyewear, Inc. (“Signature”).  Certificate of Determination of Series A 2% Convertible Preferred Stock of Signature Eyewear, Inc., filed April 21, 2003 with the California Secretary of State.  Incorporated by reference to Exhibit 3.1 to Signature’s Annual Report on Form 10-K for the year ended October 31, 2008.

3.2	Amended and Restated Bylaws of Signature. Incorporated by reference to Exhibit 3.2 to Signature’s Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

4.1	Specimen Stock Certificate for Common Stock. Incorporated by reference to Exhibit 4.1 to Signature’s Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

4.2	Specimen Stock Certificate for Series A 2% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.2 to Signature’s Annual Report on Form 10-K for the year ended October 31, 2008.

10.1
Form of Indemnification Agreement for Directors and Officers.  Incorporated by reference to Exhibit 10.3 to Signature’s Form S-1 (SEC Registration No. 333-30017), filed with the Commission on June 25, 1997, as amended.

10.2
License Agreement dated May 28, 1991, between Laura Ashley Manufacturing B.V. and Signature, as amended August 2, 1993; Further Amending Agreement dated December 18, 2002; Letter Amendment dated as of April 14, 2003; and Letter Agreement dated February 9, 2007.  Incorporated by reference to Exhibit 3.1 to Signature’s Annual Report on Form 10-K for the year ended October 31, 2008.  [Portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a grant of Confidential Treatment.]

10.3
Lease Agreement, dated March 7, 2005, between Signature and Roxbury Property Management. Incorporated by reference to Exhibit 10.1 to Signature’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.  First Amendment to Lease dated January 26, 2009. Incorporated by reference to Exhibit 10.1 to Signature’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

10.4
Agreement dated April 21, 2003: US $4,150,000 Credit Facility for Signature provided by Bluebird Finance Limited; Security Agreement dated April 21, 2003 between Signature as Debtor and Bluebird Finance Limited as Secured Party.  Incorporated by reference to Exhibit 10.6 to Signature’s Annual Report on Form 10-K for the year ended October 31, 2008.

10.5
Stock Purchase Agreement dated April 21, 2003 between Bluebird Finance Limited and Signature.  Incorporated by reference to Exhibit 10.7 to Signature’s Annual Report on Form 10-K for the year ended October 31, 2008.

10.6
Consulting Agreement dated as of April 1, 2003 between Signature and Dartmouth Commerce of Manhattan, Inc.  Incorporated by reference to Exhibit 10.8 to Signature’s Annual Report on Form 10-K for the year ended October 31, 2008.

10.7
Trademark License Agreement dated October 12, 2005 between Signature and Kobra International, Ltd. T/A Nicole Miller.  Incorporated by reference to Exhibit 10.16 of Signature’s Annual Report on Form 10-K for the year ended October 31, 2005. [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.] Amendment One dated July 7, 2008 to the License Agreement by and between Kobra International, Ltd. d/b/a Nicole Miller and the Company, dated October 12, 2005.  Incorporated by reference to Exhibit 10.1 of Signature’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008. [Portions of this Amendment have been deleted and filed separately with the Commission pursuant to a grant of Confidential Treatment.]

10.8
License Agreement dated September 23, 1999 between Signature and bebe stores, inc.; Amendment dated September 23, 1999; Amendment Two dated June 4, 2002; Amendment Three dated July 3, 2003; and Amendment Four dated April 5, 2005.  Incorporated by reference to Exhibit 10.19 of Signature’s Annual Report on Form 10-K for the year ended October 31, 2005.  Amendment Five dated June 28, 2006.  Incorporated by reference to Exhibit 10.16 of Signature’s Annual Report on Form 10-K for the year ended October 31, 2006.  Amendment Six dated December 31, 2006.  Incorporated by reference to Exhibit 10.2 of Signature’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2007.  Amendment Seven dated August 23, 2007.  Incorporated by reference to Exhibit 10.16 of Signature’s Annual Report on Form 10-K for the year ended October 31, 2007.  [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.9
Loan and Security Agreement dated September 14, 2007 between Signature and Comerica Bank. Incorporated by reference to Exhibit 10.17 of Signature’s Annual Report on Form 10-K for the year ended October 31, 2007.  [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]

10.10
Employment Agreement dated March 11, 2008 between Signature and Michael Prince.  Incorporated by reference to Exhibit 10.1 of Signature’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

10.11
Employment Agreement dated March 11, 2008 between Signature and Jill Gardner.  Incorporated by reference to Exhibit 10.2 of Signature’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

10.12
Employment Agreement dated March 11, 2008 between Signature and Raul Khantzis.  Incorporated by reference to Exhibit 10.3 of Signature’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

10.13
Employment Agreement dated March 11, 2008 between Signature and Kevin D. Seifert.  Incorporated by reference to Exhibit 10.4 of Signature’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2008.

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. § 1350