Form 10-Q
period 2010-01-31
SIGNATURE EYEWEAR INC
filed 2010-03-05
CIK 1036292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,955,639 shares issued and outstanding as of March 1, 2010.

SIGNATURE EYEWEAR, INC.

References in this Report to the “Company,” “Signature,” “we” or “us” refer to Signature Eyewear, Inc.

PART I.

FINANCIAL INFORMATION

Item 1.   Financial Statements

SIGNATURE EYEWEAR, INC
BALANCE SHEETS
AT JANUARY 31, 2010 (UNAUDITED)
AT OCTOBER 31, 2009 (AUDITED)

ASSETS

	January 31,	October 31,
	2010	2009
Current assets

Cash and cash equivalents	$398,662	$431,037
Accounts receivable - trade, net of allowance for doubtful accounts of $42,163	2,788,890	2,565,125
Inventory	3,841,218	3,843,793
Promotional products and materials	180,142	209,847
Prepaid expenses and other current assets	345,433	263,594
Deferred income taxes	376,500	376,500

Total current assets	7,930,845	7,689,896

Property and equipment, net	328,228	313,324
Deposits and other assets	104,000	250,500
Deferred income taxes	2,600,700	2,600,700

Total assets	$10,963,773	$10,854,420

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC
BALANCE SHEETS
AT JANUARY 31, 2010 (UNAUDITED)
AT OCTOBER 31, 2009 (AUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2010	2009
Current liabilities
Accounts payable - trade	$3,558,698	$3,532,159
Accrued expenses and other current liabilities	1,451,173	1,538,516
Current portion of long-term debt	415,000	415,000

Total current liabilities	5,424,871	5,485,675

Long-term debt, net of current portion	3,832,500	3,805,000

Total liabilities	9,257,371	9,290,675

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.001 par value
5,000,000 shares authorized
Series A 2% convertible preferred stock, $0.001 par value; liquidation preference (approximately $919,000 and $915,000 at January 31, 2010 and October 31, 2009, respectively)
1,360,000 shares authorized
1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value
30,000,000 shares authorized
6,955,639 shares issued and outstanding	6,956	6,956
Additional paid-in capital	15,656,812	15,656,812
Accumulated deficit	(13,958,566)	(14,101,223)

Total shareholders’ equity	1,706,402	1,563,745

Total liabilities and shareholders’ equity	$10,963,773	$10,854,420

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 (UNAUDITED)
AND JANUARY 31, 2009 (UNAUDITED)

	2010	2009

Net sales	$5,168,880	$5,959,355
Cost of sales	1,920,797	2,110,716

Gross profit	3,248,083	3,848,639

Operating expenses
Selling	1,905,636	2,138,817
General and administrative	1,108,591	1,424,125
Depreciation and amortization	44,929	34,828
Total operating expenses	3,059,156	3,597,770

Income from operations	188,927	250,869

Interest expense	(45,835)	(51,043)

Income before taxes	143,092	199,826
Income taxes	435	1,081

Net income	142,657	198,745
Preferred stock dividend	$(4,554)	$(4,464)
Net income available to common shareholders	$138,103	$194,281
Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.02

Weighted-average common shares
outstanding - Basic	6,955,639	6,955,639

Weighted-average common shares
outstanding - Diluted	8,327,761	8,300,776

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 (UNAUDITED)
 AND JANUARY 31, 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income	$142,657	$198,745
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	44,929	34,828
(Increase) decrease in:
Accounts receivable - trade	(223,765)	(754,105)
Inventories	2,575	344,458
Promotional products and materials	29,705	(73,489)
Prepaid expenses and other current assets	(81,839)	78,069
Increase (decrease) in:
Accounts payable - trade	26,539	(58,581)
Accrued expenses and other current liabilities	(87,343)	(172,156)

Net cash used in operating activities	(146,542)	(402,231)

Cash flows from investing activities
Purchase of property and equipment	(59,833)	(31,045)
Deposits and other assets	146,500	(145)

Net cash provided by (used in) investing activities	86,667	(31,190)

Cash flows from financing activities
Net increase in lines of credit	100,000	550,000
Payments on short-term debt	—	—
Payments on long-term debt	(72,500)	(72,500)
Borrowings on long-term debt	—	—

Net cash provided by financing activities	27,500	477,500

Net (decrease) increase in cash and cash equivalents	(32,375)	44,079

Cash and cash equivalents, beginning of period	431,037	305,628

Cash and cash equivalents, end of period	$398,662	$349,707

Supplemental disclosures of cash flow information

Interest paid	$23,542	$33,759

Income taxes paid	$435	$1,081

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

(Information as of January 31, 2010 and for the three months ended January 31, 2010 and 2009 is unaudited)

Note 1.	Organization and Line of Business

Signature Eyewear, Inc. (the “Company”) designs, markets and distributes eyeglass frames throughout the United States and internationally.  The Company conducts its operations primarily from its principal executive offices and a warehouse in Inglewood, California.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.  The results of operations for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable - trade, and line of credit, the carrying amounts approximate fair value due to their short-term maturities.  The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

Three months ended January 31, 2010	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$138,103	6,955,639	$0.02
Conversion of preferred stock	4,554	1,372,122	0.00
Diluted earnings per share	$142,657	8,327,761	$0.02

Three months ended January 31, 2009	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$194,281	6,955,639	$0.03
Conversion of preferred stock	4,464	1,345,137	0.00
Diluted earnings per share	$198,745	8,300,776	$0.02

The following potential common shares have been excluded from the computations of diluted income per share for the three months ended January 31, 2010 and 2009 because the effect would have been anti-dilutive:

	2010	2009

Stock options	—	34,300
Warrants	300,000	300,000
Total	300,000	334,300

Foreign Currency Translation

The Belgium branch was closed as of October 31, 2009.

The Company’s Belgium branch’s functional currency is the euro.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average rates.  In addition, some of the Company’s liabilities are denominated in foreign currencies.  Such liabilities are converted into U.S. dollars at the exchange rate prevailing at the balance sheet date.  The resulting gains or losses were not material for the three months ended January 31, 2010 and 2009.

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

Recently Issued Accounting Pronouncements

The FASB recently amended its guidance surrounding an entity’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The amended guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The amended guidance is effective for the first annual reporting period that begins after November 15, 2009, which for the Company is the fiscal year ending October 31, 2011.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements for the fiscal year ending October 31, 2010.

The recent accounting pronouncements discussed in the notes to the Company’s audited financial statements for the year ended October 31, 2009 included in the Annual Report on Form 10-K for the year ended October 31, 2009 that were required to be adopted during the year ended October 31, 2009 did not have and are not expected to have a significant impact on the Company’s financial statements for the year ending October 31, 2010.

Note 3.	Long-Term Debt

Long-term debt (excluding accrued and unpaid interest) consisted of the following at the dates indicated:

	January 31, 2010	October 31, 2009
Revolving line of credit from Comerica Bank	$2,600,000	$2,500,000
Revolving line of credit from Bluebird Finance Limited	1,522,500	1,595,000
Term note payable to Ashford Capital, LLC.	125,000	125,000
	4,247,500	4,220,000

Less current portion	(415,000)	(415,000)
Long-term portion	$3,832,500	$3,805,000

Note 4.	Income Taxes

As of January 31, 2010, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,374,000 and $4,458,000, respectively, which expire at various times from 2021 through 2028.

The Company has recorded a partial benefit for income taxes based on its net operating loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not a portion of deferred tax assets will not be realized.

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

The following discussion and analysis, which should be read in connection with our financial statements and accompanying footnotes, contains forward-looking statements that involve risks and uncertainties.  Important factors that could cause actual results to differ materially from our expectations are set forth in Item 1 – Business – Factors That May Affect Our Future Operating Results” in our Form 10-K for the year ended October 31, 2009 as well as those discussed elsewhere in this Form 10-Q.  Those forward-looking statements may relate to, among other things, our plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which we operate.

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

We reported net income of $143,000 on net sales of $5.2 million for the three months ended January 31, 2010 (the “2010 Quarter”) compared to net income of $199,000 on net sales of $6.0 million for the three months ended January 31, 2009 (the “2009 Quarter”).  The decrease in net sales was due primarily to the general slowdown in the domestic economy and the optical frame market, which adversely affected sales of our higher priced lines.  The decrease in net income was due primarily to lower sales and lower gross margin, which was offset somewhat by a decrease in selling, general and administrative expenses.  Selling, general and administrative expenses declined $549,000 from the 2009 Quarter to the 2010 Quarter, representing 58.2% of net sales in the 2010 Quarter as compared to 59.8% of net sales in the 2009 Quarter.

Results of Operations

The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

	Three Months Ended
	January 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	37.2	35.4
Gross profit	62.8	64.6
Operating expenses:
Selling	36.8	35.9
General and administrative	21.4	23.9
Depreciation and amortization	0.9	0.6
Total operating expenses	59.1	60.4
Income from operations	3.7	4.2
Interest expense	0.9	0.9
Income before taxes	2.8	3.3
Income taxes	0.0	0.0
Net income	2.8%	3.3%

Net Sales.  Net sales decreased by 13.3% or $790,000 from the 2009 Quarter to the 2010 Quarter.  The decrease in net sales was due primarily to the general slowdown in the domestic economy and the optical frame market, which adversely affected sales of our higher priced lines.  Net sales of Nicole Miller Eyewear and bebe eyewear decreased $810,000 to $3.2 million from the 2009 Quarter to the 2010 Quarter.  Net sales of the Company’s three largest lines, bebe eyewear, Nicole Miller Eyewear and Laura Ashley Eyewear, amounted to 74.3% of our net sales in the 2010 Quarter compared to 78.5% in the 2009 Quarter.

Direct sales to independent optical retailers and distributors decreased $457,000 in the 2010 Quarter.  Sales to optical and retail chains decreased $246,000 in the 2010 Quarter.  International sales decreased $77,000 in the 2010 Quarter due primarily to the weak global optical market.

Net sales reflect gross sales less a reserve for product returns established by us based on products that we are aware will be returned as of that date.  We had $760,000 and $765,000 in product returns for the 2010 Quarter and 2009 Quarter, respectively, resulting in a product returns percentage of 12.8% and 13.8%, respectively.

Gross Profit and Gross Margin.  Gross profit decreased $601,000 from the 2009 Quarter to the 2010 Quarter due to decreased sales.  Gross margin decreased slightly to 62.8% in the 2010 Quarter from 64.6% in the 2009 Quarter due to competitive pricing and market conditions.

Selling Expenses.  Selling expenses decreased $233,000 from the 2009 Quarter to the 2010 Quarter primarily due to decreases of $112,000 in compensation expense, $90,000 in travel expense and $88,000 in advertising and promotional expense.

General and Administrative Expenses.  General and administrative expenses for the 2010 Quarter decreased $316,000 from the 2009 Quarter primarily due to decreases of $106,000 in international general and administration expense resulting from closing our Belgium sales office in September 2009, $61,000 in legal, accounting and consulting expenses, $56,000 in compensation expense and $55,000 in telephone expense.

Interest Expense. Interest expense consists of interest expense offset by other income.  Interest expense decreased $5,000 in the 2010 Quarter primarily due to reduction in the weighted average rate on our borrowings.

Income Taxes.  As a result of our net loss carry-forward, we had no income tax expense other than franchise taxes in various states in the 2010 Quarter or the 2009 Quarter.

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) were $2.8 million at January 31, 2010 compared to $2.6 million at October 31, 2009.

Our inventories (at lower of cost or market) were $3.8 million at both January 31, 2010 and October 31, 2009.

Current liabilities were $5.4 million at January 31, 2010 as compared to $5.5 million at October 31, 2009.

Our long-term debt (including current portion) was $4.2 million at October 31, 2009 and at January 31, 2010.  See Note 3 of Notes to Financial Statements for further information regarding our long-term debt.  At January 31, 2010, the interest rate on our Comerica Bank revolving line of credit was 4.0% per annum and we had $1.4 million of additional borrowing capacity available under that line.

Of the Company’s accounts payable at January 31, 2010, approximately $158,000 were payable in foreign currency.  To monitor risks associated with currency fluctuations, the Company periodically assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies.

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

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Removed and Reserved

Removed

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

See Exhibit Index Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2010	SIGNATURE EYEWEAR, INC. By: /s/ Michael Prince Michael Prince Chief Executive Officer Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment No. 1 dated December 15, 2009 to Loan and Security Agreement between Signature Eyewear, Inc. and Comerica Bank.

10.2
License Agreement dated January 19, 2010 between Signature Eyewear, Inc. and Laura Ashley, Inc.  [Portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for Confidential Treatment.]

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. § 1350