Form 10-Q
period 2010-04-30
SIGNATURE EYEWEAR INC
filed 2010-06-04
CIK 1036292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,955,639 shares issued and outstanding as of June 3, 2010.

SIGNATURE EYEWEAR, INC.

References in this report to “we,” “our,” “us” or the “Company” refer to Signature Eyewear, Inc.

PART I.

FINANCIAL INFORMATION

Item 1.   Financial Statements

SIGNATURE EYEWEAR, INC.
BALANCE SHEETS
AT APRIL 30, 2010 (UNAUDITED)
AND OCTOBER 31, 2009 (AUDITED)

ASSETS

	April 30,	October 31,
	2010	2009
Current assets

Cash and cash equivalents	$618,370	$431,037
Accounts receivable - trade, net of allowance for
doubtful accounts of $42,163	2,873,659	2,565,125
Inventory	3,182,879	3,843,793
Promotional products and materials	175,852	209,847
Prepaid expenses and other current assets	265,864	263,594
Deferred income taxes	376,500	376,500

Total current assets	7,493,124	7,689,896

Property and equipment, net	323,470	313,324
Deposits and other assets	80,000	250,500
Deferred income taxes	2,600,700	2,600,700

Total assets	$10,497,294	$10,854,420

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
BALANCE SHEETS
AT APRIL 30, 2010 (UNAUDITED)
AND OCTOBER 31, 2009 (AUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30,	October 31,
	2010	2009
Current liabilities
Accounts payable - trade	$3,448,098	$3,532,159
Accrued expenses and other current liabilities	1,511,074	1,538,516
Current portion of long-term debt	415,000	415,000

Total current liabilities	5,374,172	5,485,675

Long-term debt, net of current portion	3,260,000	3,805,000

Total liabilities	8,634,172	9,290,675

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value
5,000,000 shares authorized
Series A 2% convertible preferred stock, $0.001
par value; liquidation preference (approximately
$924,000 and $915,000 at April 30, 2010
and October 31, 2009 respectively);
1,360,000 shares authorized;
1,200,000 issued and outstanding	1,200	1,200
Common stock, $0.001 par value;
30,000,000 shares authorized;
6,955,639 shares issued
and outstanding	6,956	6,956
Additional paid-in capital	15,656,812	15,656,812
Accumulated deficit	(13,801,846)	(14,101,223)

Total shareholders' equity	1,863,122	1,563,745

Total liabilities and shareholders' equity	$10,497,294	$10,854,420

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2010 (UNAUDITED)
AND APRIL 30, 2009 (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	2010	2009	2010	2009

Net sales	$5,858,595	$6,111,339	$11,027,475	$12,070,694
Cost of sales	2,176,887	2,204,263	4,097,684	4,314,979

Gross profit	3,681,708	3,907,076	6,929,791	7,755,715

Operating expenses
Selling	2,245,840	2,220,120	4,151,476	4,358,937
General and administrative	1,186,604	1,379,957	2,295,195	2,804,082
Depreciation and amortization	48,759	36,838	93,688	71,666
Total operating expenses	3,481,203	3,636,915	6,540,359	7,234,685

Income from operations	200,505	270,161	389,432	521,030

Interest expense/other, net	(43,785)	(52,734)	(89,620)	(103,777)

Income before income taxes	156,720	217,427	299,812	417,253
Income taxes	-	1,067	435	2,148

Net income	156,720	216,360	299,377	415,105
Preferred stock dividend	$(4,577)	$(4,486)	$(9,130)	$(8,950)
Net income available to common shareholders	$152,143	$211,874	$290,247	$406,155
Basic earnings per share	$0.02	$0.03	$0.04	$0.06

Diluted earnings per share	$0.02	$0.03	$0.04	$0.05

Weighted-average common shares
outstanding - Basic	6,955,639	6,955,639	6,955,639	6,955,639

Weighted-average common shares
outstanding - Diluted	8,334,691	8,307,472	8,334,591	8,307,472

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2010(UNAUDITED
AND APRIL 30, 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income	$299,377	$415,105
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation and amortization	93,688	71,666
(Increase) decrease in:
Accounts receivable - trade	(308,534)	(234,976)
Inventories	660,914	877,851
Promotional products and materials	33,995	(82,677)
Prepaid expenses and other current assets	(2,270)	97,138
Increase (decrease) in:
Accounts payable - trade	(84,061)	(769,354)
Accrued expenses and other current liabilities	(27,442)	(253,966)
		.
Net cash provided by operating activities	665,667	120,787

Cash flows from investing activities
Purchase of property and equipment	(103,834)	(46,698)
Deposits and other assets	170,500	(670)

Net cash provided by (used in) investing activities	66,666	(47,368)

Cash flows from financing activities
Net borrowings (payments) on lines of credit	(400,000)	100,000
Payments on long-term debt	(145,000)	(145,000)

Net cash used in financing activities	(545,000)	(45,000)

Net increase in cash and cash equivalents	187,333	28,419

Cash and cash equivalents, beginning of period	431,037	305,628

Cash and cash equivalents, end of period	$618,370	$334,047

Supplemental disclosures of cash
flow information

Interest paid	$46,573	$62,194

Income taxes paid	$435	$2,148

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

(Information as of April 30, 2010 and for the three and six months ended
April 30, 2010 and 2009 is unaudited)

Note 1.  Organization and Line of Business

Signature Eyewear, Inc. (the “Company”) designs, markets and distributes eyeglass frames throughout the United States and internationally.  The Company conducts its operations primarily from its principal executive offices and warehouse in Inglewood, California.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2009.  The results of operations for the six months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

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

Three months ended April 30, 2010	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings	$152,143	6,955,639	$0.02
Conversion of preferred stock	4,577	1,378,952	0.00
Diluted earnings	$156,720	8,334,591	$0.02

Three months ended April 30, 2009	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings	$211,874	6,955,639	$0.03
Conversion of preferred stock	4,486	1,351,833	0.00
Diluted earnings	$216,360	8,307,472	$0.03

Six months ended April 30, 2010	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings	$290,247	6,955,639	$0.04
Conversion of preferred stock	9,130	1,378,952	0.00
Diluted earnings	$299,377	8,334,591	$0.04

Six months ended April 30, 2009	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings	$406,155	6,955,639	$0.06
Conversion of preferred stock	8,950	1,351,833	(0.01)
Diluted earnings	$415,105	8,307,472	$0.05

The following potential common shares have been excluded from the computations of diluted income per share for the three and six months ended April 30, 2010 and 2009 because the effect would have been anti-dilutive:

	2010	2009

Stock options	-	32,900
Warrants	300,000	300,000
Total	300,000	332,900

Foreign Currency Translation

In fiscal 2009, the Company maintained a branch office in Belgium, and closed this office at the end of that year.  The functional currency of this office was the euro.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date.  Income and expense accounts are translated at average rates.  In addition, some of the Company’s liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. dollars at the exchange rate prevailing at the balance sheet date.  The resulting gains or losses were not material for the three months and six months ended April 30, 2009 or 2010.

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

Significant Recent Accounting Pronouncements

The recent accounting pronouncements discussed in the notes to the Company’s audited financial statements for the year October 31, 2009 included in the Company’s Annual Report on Form 10-K that were required to be adopted during the year ended October 31, 2009 did not have and are not expected to have a significant impact on the Company’s 2010 financial statements.

Note 3.   Long-Term Debt

Long-term debt (excluding accrued and unpaid interest) consisted of the following at the dates indicated:

	April 30, 2010	October 31, 2009
Revolving line of credit from Comerica Bank	$2,100,000	$2,500,000
Revolving line of credit from Bluebird Finance Limited	1,450,000	1,595,000
Term note payable to Ashford Capital, LLC.	125,000	125,000
	3,675,000	4,220,000

Less current portion	(415,000)	(415,000)
Long-term portion	$3,260,000	$3,805,000

Note 4.   Income Taxes

As of April 30, 2010, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,156,000 and $4,271,000, respectively, which expire at various times from 2021 through 2027.

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

Note 5.   Subsequent Event

Subsequent to April 30, 2010, the Company paid off its term note to Ashland Capital in the principal amount of $125,000.  In addition, the warrants to purchase 300,000 shares of common stock, which warrants had been issued to Ashland Capital in connection with the term note, expired without being exercised.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, which should be read in connection with the Company’s financial statements and accompanying footnotes, contains forward-looking statements that involve risks and uncertainties.  Important factors that could cause actual results to differ materially from the Company’s expectations are set forth in Item 1 – Business – Factors That May Affect Our Future Operating Results, in our Form 10-K for the year ended October 31, 2009 as well as those discussed elsewhere in this Form 10-Q.  Those forward-looking statements may relate to, among other things, the Company’s plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which the Company operates.

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

We reported net income of $157,000 on net sales of $5.9 million for the three months ended April 30, 2010 (the “2010 Quarter”) compared to net income of $216,000 on net sales of $6.1 million for the three months ended April 30, 2009 (the “2009 Quarter”).  We reported net income of $299,000 on net sales of $11.0 million for the six months ended April 30, 2010 (the “2010 Six Months”) compared to net income of $415,000 on net sales of $12.1 million for the six months ended April 30, 2009 (the “2009 Six Months”).  The decrease in net sales in the 2010 Quarter was due to the deepening recession and production delays at our Chinese manufacturers due primarily to labor shortages.  These labor shortages may result in production delays for at least the next several quarters and higher frame prices. The decrease in net income in the 2010 periods was due primarily to lower revenues and a lower gross margin partially offset by lower operating expenses and interest expense.

Results of Operations

The following table sets forth for the periods indicated selected statements of income data shown as a percentage of net sales.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.2	36.1	37.2	35.7
Gross profit	62.8	63.9	62.8	64.3
Operating expenses:
Selling	38.3	36.3	37.6	36.1
General and administrative	20.3	22.6	20.8	23.2
Depreciation and amortization	0.8	0.6	0.8	0.6
Total operating expenses	59.4	59.5	59.2	59.9
Income from operations	3.4	4.4	3.6	4.4
Interest expense/other, net	(0.7)	(0.9)	(0.8)	(0.9)
Income before income taxes	2.7	3.5	2.8	3.5
Income taxes	0.0	0.0	0.0	0.0
Net income	2.7%	3.5%	2.8%	3.5%

Net Sales.  Net sales decreased by 4.1% or $253,000 from the 2009 Quarter to the 2010 Quarter and by 8.6% or $1,043,000 from the 2009 Six Months to the 2010 Six Months.  Unit sales decreased in the 2010 Six Months despite a slight increase in unit sales in the 2010 Quarter. However, the deepening recession resulted in a decrease in the average sales price of our frames in the 2010 periods, as consumers continued to purchase lower cost frames and we offered higher customer discounts.  In addition, net sales were materially impacted in the 2010 Six Months by production delays at our Chinese manufacturers due primarily to labor shortages and may continue to impact us for at least the next several quarters.

Direct sales to independent optical retailers and distributors decreased $463,000 in the 2010 Quarter and $921,000 in the 2010 Six Months.  Sales to optical and retail chains increased $132,000 in the 2010 Quarter after decreasing $246,000 in the first quarter of fiscal 2010.  International sales increased $105,000 in the 2010 Quarter, resulting in a $28,000 increase in the 2010 Six Months.

Net sales reflect gross sales less a reserve for product returns established by us based on products that we are aware will be returned as of that date.  Our reserves were $465,000 and $443,000 at April 30, 2010 and October 31, 2009, respectively.  We had $0.9 million and $1.0 million in product returns for the 2010 Quarter and 2009 Quarter, respectively, resulting in a product returns percentage of 14.6% and 16.4%, respectively.  We had $1.6 million and $1.8 million in product returns for the 2010 Six Months and 2009 Six Months, respectively, resulting in a product returns percentage of 14.6%, respectively.

Gross Profit and Gross Margin.  Gross profit decreased $225,000 from the 2009 Quarter to the 2010 Quarter and $826,000 from the 2009 Six Months to the 2010 Six Months due to decreased sales.  Gross margin was 62.8% in the 2010 Quarter and 2010 Six Months, down from 63.9% in the 2009 Quarter and 64.3% in the 2009 Six Months.  The decrease in gross margin was due to sales of lower priced frames, which have a lower margin, constituting a higher percentage of our net sales.

Selling Expenses.  Selling expenses increased $26,000 from the 2009 Quarter to the 2010 Quarter.  Selling expenses decreased $207,000 from the 2009 Six Months to the 2010 Six Months primarily due to decreases of $109,000 in advertising expense and $133,000 in selling compensation.

General and Administrative Expenses.  General and administrative expenses for the 2010 Quarter and 2010 Six Months decreased $193,000 and $509,000, respectively, from the comparable 2009 periods primarily due to the closing of our Belgium office at the end of fiscal 2009.  These decreases were also due to a decrease of $55,000 in professional fees in the 2010 Quarter, and decreases of $114,000 in professional fees and $93,000 in telephone expense in the 2010 Six Months.

Interest Expense/Other, Net. Interest expense, net, consists of interest expense offset by other income.  Interest expense, net, decreased $9,000 in the 2010 Quarter and $14,000 in the 2010 Six Months primarily due to reductions in outstanding borrowings.

Income Taxes.  As a result of our net loss carry-forward, we had no income tax expense other than franchise taxes in various states in the 2010 Quarter or the 2009 Quarter.

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) were $2.9 million at April 30, 2010 compared to $2.6 million at October 31, 2009, due principally to extended payment terms offered to customers.

Our inventories (at lower of cost or market) were $3.2 million at April 30, 2010 compared to $3.8 million at October 31, 2009.  The decrease was due to our continuing efforts to reduce our inventory levels taking into account current economic conditions, and slower deliveries from our frame manufacturers.

Our long-term debt (including current portion) was $4.2 million at October 31, 2009 and $3.7 million at April 30, 2010.  See Notes 3 and 5 of Notes to Financial Statements for further information regarding our long-term debt.  At April 30, 2010, the interest rate on our Comerica Bank revolving line of credit was 4.0% per annum and we had $1.5 million of additional borrowing capacity under that line.

Of our accounts payable at April 30, 2010, approximately $90,000 were payable in foreign currency.  To monitor risks associated with currency fluctuations, we periodically assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies.

We believe that, for the next four fiscal quarters, assuming that there are no unanticipated material adverse developments and no greater production disruptions with our frame manufacturers, we continue to be in compliance with our credit facilities and we maintain current sales levels, our cash flows from operations and through credit facilities will be sufficient to enable us to pay our debts and obligations as they mature.

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

See Exhibit Index attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE EYEWEAR, INC.

Date: June 3, 2010	By:	/s/ Michael Prince
Michael Prince
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. § 1350