Form 10-Q
period 2010-07-31
SIGNATURE EYEWEAR INC
filed 2010-09-15
CIK 1036292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,955,639 shares issued and outstanding as of September 10, 2010.

SIGNATURE EYEWEAR, INC.

References in this report to “we,” “our,” “us” or the “Company” refer to Signature Eyewear, Inc.

PART I.

FINANCIAL INFORMATION

Item 1.   Financial Statements
SIGNATURE EYEWEAR, INC
BALANCE SHEETS
AT JULY 31, 2010 (UNAUDITED)
AND OCTOBER 31, 2009 (AUDITED)

ASSETS

	July 31,	October 31,
	2010	2009
Current assets

Cash and cash equivalents	$403,933	$431,037
Accounts receivable - trade, net of allowance for doubtful accounts of $42,163	2,597,966	2,565,125
Inventory	3,598,534	3,843,793
Promotional products and materials	172,549	209,847
Prepaid expenses and other current assets	284,689	263,594
Deferred income taxes	376,500	376,500

Total current assets	7,434,171	7,689,896

Property and equipment, net	275,812	313,324
Deposits and other assets	80,000	250,500
Deferred income taxes	2,600,700	2,600,700

Total assets	$10,390,683	$10,854,420

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC
BALANCE SHEETS
AT JULY 31, 2010 (UNAUDITED)
AND OCTOBER 31, 2009 (AUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

	July 31,	October 31,
	2010	2009
Current liabilities
Accounts payable - trade	$3,908,282	$3,532,159
Accrued expenses and other current liabilities	1,376,611	1,538,516
Current portion of long-term debt	290,000	415,000

Total current liabilities	5,574,893	5,485,675

Long-term debt, net of current portion	2,837,500	3,805,000

Total liabilities	8,412,393	9,290,675

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value 5,000,000 shares authorized
Series A 2% convertible preferred stock, $0.001 par value; liquidation preference (approximately $928,000 and $915,000 at July 31, 2010 and October 31, 2009 respectively); 1,360,000 shares authorized;1,200,000 issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 30,000,000 shares authorized; 6,955,639 shares issued and outstanding	6,956	6,956
Additional paid-in capital	15,656,812	15,656,812
Accumulated deficit	(13,686,678)	(14,101,223)

Total shareholders' equity	1,978,290	1,563,745

Total liabilities and shareholders' equity	$10,390,683	$10,854,420

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2010 (UNAUDITED)
AND JULY 31, 2009 (UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	2010	2009	2010	2009

Net sales	$4,909,351	$5,932,665	$15,936,826	$18,003,359
Cost of sales	1,674,907	2,199,444	5,772,591	6,514,423

Gross profit	3,234,444	3,733,221	10,164,235	11,488,936

Operating expenses
Selling	1,911,206	2,181,179	6,062,682	6,540,116
General and administrative	1,102,275	1,287,892	3,397,472	4,091,974
Depreciation and amortization	49,784	39,180	143,472	110,846
Total operating expenses	3,063,265	3,508,251	9,603,626	10,742,936

Income from operations	171,179	224,970	560,609	746,000

Interest expense/other, net	(36,031)	(50,831)	(125,651)	(154,608)

Income before taxes	135,148	174,139	434,958	591,392
Income taxes	19,978	19,199	20,413	21,347

Net income	115,170	154,940	414,545	570,045
Preferred Stock Dividend	$(4,599)	$(4,509)	$(13,730)	$(13,459)
Net income available to common shareholders	$110,571	$150,431	$400,815	$556,586
Basic earnings per share	$0.02	$0.02	$0.06	$0.08

Diluted earnings per share	$0.01	$0.02	$0.05	$0.07

Weighted-average common shares
outstanding - Basic	6,955,639	6,955,639	6,955,639	6,955,639

Weighted-average common shares
outstanding - Diluted	8,341,456	8,314,201	8,341,456	8,314,201

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2010(UNAUDITED)
AND JULY 31,  2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income	$414,545	$570,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,472	110,846
(Increase) decrease in:
Accounts receivable - trade	(32,842)	(269,903)
Inventories	245,258	1,253,524
Promotional products and materials	37,298	(54,301)
Prepaid expenses and other current assets	(21,095)	136,803
Increase (decrease) in:
Accounts payable - trade	376,123	(895,025)
Accrued expenses and other current liabilities	(161,905)	(323,721)
		.
Net cash provided by operating activities	1,000,854	528,268

Cash flows from investing activities
Purchase of property and equipment	(105,958)	(78,974)
Deposits and other assets	170,500	(132,498)

Net cash provided by (used in) investing activities	64,542	(211,472)

Cash flows from financing activities
Net payments on lines of credit	(750,000)	-
Payments on short-term debt	(125,000)	-
Payments on long-term debt	(217,500)	(367,500)

Net cash used by financing activities	(1,092,500)	(367,500)

Net decrease in cash and cash equivalents	(27,104)	(50,704)

Cash and cash equivalents, beginning of period	431,037	305,628

Cash and cash equivalents, end of period	$403,933	$254,924

Supplemental disclosures of cash flow information

Interest paid	$94,861	$88,831

Income taxes paid	$20,413	$21,346

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

(Information as of July 31, 2010 and for the three and nine months ended July 31, 2010 and 2009 is unaudited)

Note 1.   Organization and Line of Business

Signature Eyewear, Inc. (the “Company”) designs, markets and distributes eyeglass frames throughout the United States and internationally.  The Company conducts its operations primarily from its executive office and warehouse in Inglewood, California.

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2009.  The results of operations for the nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

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

Three months ended July 31, 2010	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings	$110,571	6,955,639	$0.02
Conversion of preferred stock	4,599	1,385,817	0.00
Diluted earnings	$115,170	8,341,456	$0.01

Three months ended July 31, 2009	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings	$150,431	6,955,639	$0.02
Conversion of preferred stock	4,509	1,358,562	0.00
Diluted earnings	$154,940	8,314,201	$0.02

Nine months ended July 31, 2010	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings	$400,815	6,955,639	$0.06
Conversion of preferred stock	13,730	1,385,817	0.01
Diluted earnings	$414,545	8,341,456	$0.05

Nine months ended July 31, 2009	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings	$556,586	6,955,639	$0.08
Conversion of preferred stock	13,459	1,358,562	0.01
Diluted earnings	$570,045	8,314,201	$0.07

The following potential common shares have been excluded from the computations of diluted income per share for the nine months ended July 31, 2010 and 2009 because the effect would have been anti-dilutive:

	2010	2009

Stock options	—	32,900
Warrants	—	300,000
Total	—	332,900

Foreign Currency Translation

In fiscal 2009, the Company maintained a branch office in Belgium, and closed this office at the end of that year.  The functional currency of this office was the euro.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date.  Income and expense accounts are translated at average rates.  In addition, some of the Company’s liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. dollars at the exchange rate prevailing at the balance sheet date.  The resulting gains or losses were not material for the three months and nine months ended July 31, 2009 or 2010.

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

Significant Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, which provides guidance related to Revenue Recognition that applies to arrangements with milestones relating to research or development deliverables.  This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  This guidance is effective for the Company starting fiscal year 2011.  The Company is currently assessing whether this guidance will have any impact on its financial statements.

The recent accounting pronouncements discussed in the notes to the Company’s audited financial statements for the year October 31, 2009 included in the Company’s Annual Report on Form 10-K that were required to be adopted during the year ended October 31, 2009 did not have and are not expected to have a significant impact on the Company’s 2010 financial statements.

Note 3.    Long-Term Debt

Long-term debt (excluding accrued and unpaid interest) consisted of the following at the dates indicated:

	July 31, 2010	October 31, 2009
Revolving line of credit from Comerica Bank	$1,750,000	$2,500,000
Revolving line of credit from Bluebird Finance Limited	1,377,500	1,595,000
Term note payable to Ashford Capital, LLC	—	125,000
	3,127,500	4,220,000

Less current portion	(290,000)	(415,000)
Long-term portion	$2,837,500	$3,805,000

Note 4.    Income Taxes

As of July 31, 2010, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,156,000 and $4,271,000, respectively, which expire at various times from 2021 through 2027.

The Company has recorded a partial benefit for income taxes based on these net operating loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not a portion of deferred tax assets will not be realized.

Realization of this deferred tax asset is dependent on the Company’s ability to generate future taxable income.  Management believes that it is more likely than not that the Company will generate taxable income to utilize some of the tax carryforwards before their expiration.  However, there can be no assurance that the Company will meet its expectation of future income.  As a result, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.  Such occurrence could materially adversely affect the Company’s results of operations and financial condition.

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

Overview

We generate revenues through the sale of prescription eyeglass frames and sunwear under licensed brand names, including Carmen Marc Valvo, Cutter & Buck, Dakota Smith, Hart Schaffner Marx, Laura Ashley, Michael Stars and Nicole Miller, and under our proprietary Signature brand.  Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to our specifications.

We reported net income of $115,000 on net sales of $4.9 million for the three months ended July 31, 2010 (the “2010 Quarter”) compared to net income of $155,000 on net sales of $5.9 million for the three months ended July 31, 2009 (the “2009 Quarter”).  We reported net income of $415,000 on net sales of $15.9 million for the nine months ended July 31, 2010 (the “2010 Nine Months”) compared to net income of $570,000 on net sales of $18.0 million for the nine months ended July 31, 2009 (the “2009

Nine Months”).  The decrease in net sales in the 2010 Quarter was due to the deepening recession and production delays at our Chinese manufacturers due primarily to labor shortages.   These labor shortages have resulted in higher wages at our frame manufacturers and may result in higher frame cost in the future.  We anticipate that these production delays are likely to continue through the next quarter.  The decrease in net income in the 2010 periods was due primarily to lower revenues partially offset by higher gross margin and lower operating expenses and interest expense.

Our licenses for bebe and Hummer eyewear expired June 30, 2010.  Under the license agreements, we may sell existing inventory of those lines in the United States through December 31, 2010.  In addition, we may continue to sell our existing inventory of bebe eyewear internationally through December 31, 2011.  The loss of these licenses will have a material adverse effect on our revenues.  In the fiscal year ended October 31, 2009, and the nine months ended July 31, 2010, these lines represented approximately 45% of our net sales.

We are actively taking a number of actions to replace the bebe and Hummer revenues.  These include: (i) increasing our marketing and sales efforts of our other eyewear lines; (ii) increasing our efforts to obtain other third party licenses; (iii) increasing our efforts to develop our proprietary Signature lines; and (iv) considering the viability of marketing other fashion accessories.  We are also taking actions to reduce operating expenses to offset as much of the loss of revenue as possible.  No assurance can be given that we will be successful in these efforts to replace the lost revenues.  If we cannot replace a material portion of these revenues over the next twelve months, we will have to implement drastic cost cutting measures in an effort to maintain profitability and positive cash flow.

Results of Operations

The following table sets forth for the periods indicated selected statements of income data shown as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	34.1	37.1	36.2	36.2
Gross profit	65.9	62.9	63.8	63.8
Operating expenses:
Selling	38.9	36.7	38.1	36.3
General and administrative	22.5	21.7	21.3	22.7
Depreciation and amortization	1.0	0.7	0.9	0.6
Total operating expenses	62.4	59.1	60.3	59.6
Income from operations	3.5	3.8	3.5	4.2
Interest expense/other, net	(0.7)	(0.9)	(0.8)	(0.9)
Income before income taxes	2.8	2.9	2.7	3.3
Income taxes	0.4	0.3	0.1	0.1
Net income	2.4%	2.6%	2.6%	3.2%

Net Sales.  Net sales decreased by 17.2% or $1,023,000 from the 2009 Quarter to the 2010 Quarter and by 11.5% or $2,067,000 from the 2009 Nine Months to the 2010 Nine Months.  Unit sales decreased in the 2010 Nine Months and 2010 quarter.  The recession resulted in a decrease in the average sales price of our frames in the 2010 periods as compared to the 2009 periods, as consumers continued to purchase lower cost frames and we offered higher customer discounts.  In addition, net sales were materially impacted in the 2010 Nine Months by production delays at our Chinese manufacturers, which resulted in increased back orders.

Direct sales to independent optical retailers and distributors decreased $578,000 in the 2010 Quarter and $1,499,000 in the 2010 Nine Months.  Sales to optical and retail chains decreased $468,000 in the 2010 Quarter and decreased $582,000 in the 2010 Nine Months.  International sales increased $41,000 in the 2010 Quarter and $68,000 in the 2010 Nine Months.

Net sales reflect gross sales less a reserve for product returns established by us based on products that we are aware will be returned.  Our reserves were $464,000 and $464,000 at July 31, 2010 and October 31, 2009, respectively.  We had $862,000 and $875,000 in product returns for the 2010 Quarter and 2009 Quarter, respectively, resulting in a product returns percentage of 17.6% and 14.7%, respectively.  We had $2.5 million and $2.6 million in product returns for the 2010 Nine Months and 2009 Nine Months, respectively, resulting in a product returns percentage of 15.5% and 14.7%, respectively.

Gross Profit and Gross Margin.  Gross profit decreased $499,000 from the 2009 Quarter to the 2010 Quarter and $1.3 million from the 2009 Nine Months to the 2010 Nine Months due to decreased sales.  Gross margin was 65.9% in the 2010 Quarter and 63.8% in the 2010 Nine Months, as compared to 62.9% in the 2009 Quarter and 63.8% in the 2009 Nine Months.  The increase in gross margin for the 2010 Quarter was primarily due to credits from the frame manufacturers, which lowered our average cost per frame.

Selling Expenses.  Selling expenses decreased $270,000 from the 2009 Quarter primarily due to a decrease of $81,000 in advertising and promotion expenses, a decrease of $93,000 in royalty expense and a decrease of $56,000 in compensation expense.  Selling expenses decreased $477,000 from the 2009 Nine Months primarily due to a decrease of $202,000 in compensation expense, a decrease of $141,000 in advertising and promotion expenses, a decrease of $134,000 in royalty expense and offset by an increase of $40,000 in freight expense.

General and Administrative Expenses.  General and administrative expenses for the 2010 Quarter and 2010 Nine Months decreased $186,000 and $695,000, respectively, from the comparable 2009 periods primarily due to the closing of our Belgium office at the end of fiscal 2009.  There were also decreases in almost all expense categories in the 2010 Quarter.  In the 2010 Nine Months there were also decreases of $114,000 in professional fees, $110,000 in telephone expense, $73,000 in rent and $69,000 in compensation expense.

Interest Expense/Other, Net. Interest expense, net, consists of interest expense offset by other income.  Interest expense decreased $15,000 in the 2010 Quarter and $29,000 in the 2010 Nine Months primarily due to reductions in outstanding borrowings.

Income Taxes.  As a result of our net loss carryforward, we had no income tax expense other than minimum franchise taxes in various states in the 2010 Quarter or the 2009 Quarter.

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) were $2.6 million at July 31, 2010 and October 31, 2009.

Our inventories (at lower of cost or market) were $3.6 million at July 31, 2010 compared to $3.8 million at October 31, 2009.  The decrease was due to our continuing efforts to reduce our inventory levels taking into account current economic conditions, and slower deliveries from our frame manufacturers.

Our long-term debt (including current portion) decreased to $3.1 million at July 31, 2010 from $4.2 million at October 31, 2009. See Note 3 of Notes to Financial Statements for further information regarding our long-term debt.  At July 31, 2010, the interest rate on our Comerica Bank revolving line of credit was approximately 4.00% per annum and we had $1.6 million of additional borrowing capacity under that line.

Of our accounts payable at July 31, 2010, approximately $155,000 were payable in foreign currency.  To monitor risks associated with currency fluctuations, we periodically assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies.

We believe that, for the next two quarters, assuming no unanticipated material adverse developments, no greater production disruptions with our frame manufacturers, continued compliance with our credit facilities and that we can reduce our operating expenses sufficiently to offset the anticipated reduction in revenues relating to the expiration the bebe and Hummer eyewear licenses, our cash flows from operations and through credit facilities will be sufficient to enable us to pay our debts and obligations as they mature.

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

Item 4.       (Removed and Reserved)

Item 5.       Other Information

Nothing to report.

Item 6.       Exhibits

See Exhibit Index attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE EYEWEAR, INC.

Date: September 14, 2010	By:	/s/ Michael Prince
Michael Prince
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. § 1350