Form 10-K
period 2010-10-31
SIGNATURE EYEWEAR INC
filed 2011-01-27
CIK 1036292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

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

On January 18, 2011, the Registrant had 6,955,639 outstanding shares of Common Stock, $.001 par value.  The aggregate market value of the 3,651,667 shares of Common Stock held by non-affiliates of the Registrant as of January 18, 2011 was $949,400.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders, expected to be filed within 120 days of the registrant’s fiscal year-end, are incorporated by reference into Part III of this Form 10-K.

PART I

The discussions in this Report contain forward-looking statements that involve risks and uncertainties.  Important factors that could cause actual results to differ materially from our expectations are set forth in “Management’s Discussion of Financial Condition and Results of Operations--Factors That May Affect Our Future Operating Results” in Item 7, as well as discussed elsewhere in this Report.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these factors.  Those forward-looking statements relate to, among other things, our plans and strategies, new product lines, relationships with licensors, distributors and customers, and the business environment in which we operate.

References in this Report to the “Company”, “Signature”, “we” or “us” refer to Signature Eyewear, Inc.

Item 1—Business

General

Signature designs, markets and distributes prescription eyeglass frames and sunwear primarily under exclusive brand name licenses.  In November 2010, we established a new division, Signature Fashion Group, to design, market and distribute women’s footwear and fashion accessories.

In our fiscal year ended October 31, 2010, our eyewear lines included bebe, Carmen Marc Valvo, Cutter & Buck, Dakota Smith, Hart Schaffner Marx, Hummer, Laura Ashley, Nicole Miller, Michael Stars, and our proprietary Signature line.  We sell and distribute our eyewear products: (1) to independent optical retailers in the United States, primarily through our national direct sales force and independent sales representatives; (2) to retail chains, department stores, and selected Internet retailers; (3) internationally, primarily through exclusive distributors in foreign countries; and (4) through selected distributors in the United States.

We formed Signature Fashion Group (“SFG”) to bring our expertise and experience in brand management to the other fashion product lines for product diversification and revenue generation.  This division, which will initially focus on women’s footwear, will capitalize on the economies created by our existing infrastructure and operations.  SFG’s initial brand is Rough Justice, and we plan to launch the Rough Justice line of women’s footwear in the second quarter of fiscal 2011.  SFG also designs and manufactures women’s footwear for private label sale by selected retailers.

Business Strategy

Our focus in fiscal 2011 will be to maintain market position of our established eyewear brands while generating greater revenues from our newer eyewear brands, our Signature collection and our new SFG division.  It will be challenging to maintain our revenues as a result of the expiration of our eyewear licenses for bebe and Hummer eyewear on June 30, 2010, continued flat revenues in the optical frame industry and increasing price competition.

Our 2011 plan includes the following:

o	increase efforts to sell eyewear and sunwear to mid-size retail optical chains, department stores and Internet optical retailers;

o	introduce and market our SFG footwear lines in branded and private label niches;

o
continue to build the direct sales force in the United States to increase sales of eyewear and sunwear to independent optical retailers, including optometrists, opticians and ophthalmologists, which sales have higher gross margins than sales to retail optical chains; and

o	develop international sales by expanding into smaller foreign markets.

Our longer-term strategy for increasing revenues includes acquiring additional eyewear and sunwear licenses, acquiring footwear licenses and expanding into additional fashion accessories such as handbags and belts under our own or licensed brands.

Industry Overview

The total vision care industry in the United States generated $31.8 billion in revenues during the 12 months ended September 30, 2010, a 2% decrease when compared to the prior 12-month period.  Frame sales represented 25.6% of the vision care market, generating revenues of approximately $8.2 billion, a 1.5% decrease over the prior 12 months.  During this 12-month period, independent optical retailers represented 47.6% of the frame market as compared to 46.7% the prior year.

Eyewear Products

Our eyewear products include prescription eyeglass frames and sunwear.  The following table provides certain information about our eyewear products as of January 2011:

Brand Name/Segment	Customer Gender	Year Introduced	Approximate Retail Prices(1)
Bobby Jones
Sunwear	Men	2011(2)	$100-$250
Carmen Marc Valvo
Prescription	Women	2008	$150-$350
Sunwear	Women	2008	$100-$300
Cutter & Buck
Prescription	Men/Women	2006	$100-$150
Sunwear	Men/Women	2006	$90-$150
Dakota Smith
Prescription	Men/Women	1992	$90-$150
Sunwear	Men/Women	1992	$75-$125
Hart Schaffner Marx
Prescription	Men	1996	$120-$200
Hickey Freemen
Prescription	Men	2011(2)	$120-$275
Laura Ashley
Prescription	Women	1992	$125-$200
Sunwear	Women	1993	$75-$100
Michael Stars
Prescription	Women	2009	$100-$175
Sunwear	Women	2009	$75-$130
Nicole Miller
Prescription	Women	1993	$120-$250
Sunwear	Women	1993	$75-$175
Rough Justice
Prescription	Women	2011(2)	$90-$150
Sunwear	Women	2011(2)	$75-$200
Signature Collection
Prescription	Men/Women	1999	$60-$125
______________________________

(1) Retail prices are established by retailers, not by us.
(2) We plan to introduce these lines in the late spring of 2011.

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

Our metal frames generally require over 200 production steps to manufacture, including hand soldering of bridges, fronts and end-pieces.  Many of our metal frames take advantage of modern technical advances, such as thinner spring hinges (which flex outward and spring back) and lighter metal alloys, both of which permit the manufacture of frames that are thinner and lighter while retaining strength.  We also take advantage of technical advances in plastic frames, such as laminated plastics that are layered in contrasting and/or complementary colors, as well as laser carving these materials to add unique design details.

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

Signature Fashion Group

We formed SFG as a new division in November 2010 to design, manufacture and market women’s footwear and other fashion accessories.  We are entering this new line of business to provide additional revenues and reduce long-term risk through product diversification.  We selected women’s fashion products because of our substantial experience and expertise in brand development and our existing operational infrastructure, which allows us to add these lines without incurring significant additional infrastructure costs.

SFG’s first product line will be women’s footwear.  We will market branded women’s footwear as well as private label sales to selected footwear retailers.

Our initial brand of women’s footwear is Rough Justice, which we acquired in November 2010 from the two individuals who conceived the brand in 2008 and joined us to lead the design, marketing and sales of SFG.  Rough Justice is a fashion forward line of footwear aimed at the edgy style conscious woman with lux-fashion tastes.

The private label segment allows us to act as a design team and agent for footwear retailers.  We will design footwear to our customers’ specifications, contract for the manufacturing, and coordinate quality control and quality assurance.  This segment will allow us to leverage our existing infrastructure to operate economically in the private label business while maximizing our relationships with manufacturers.  The private label segment operates at a lower margin than the branded footwear segment as it is based on a commission driven formula for marking up the footwear to customers.  We received purchase orders from three footwear retailers for private label sales in the first fiscal quarter of 2011.

Our in-house design team will develop our footwear styles.  This team initially includes the two individuals who created the Rough Justice brand.

Like our eyewear, we will have our footwear manufactured to our specifications by contract manufacturers located outside the United States, principally in China and Italy.  We plan to only use manufacturers we believe are capable of meeting our criteria for quality, delivery and attention to design detail.  We have contracted with four such manufacturers to date.  We believe there are sufficient independent manufacturers for us to source our footwear and select the best options for manufacturing.

We will market women’s footwear through our in-house sales team.  Marketing will be initially focused on department stores and retail chains and through participation in footwear trade shows.  As we develop our SFG product lines, we plan to increase our in-house sales team and engage independent sales representatives to market our footwear.  The independent sales representatives will be selected on a regional basis and will focus their sales efforts on the independent boutiques and specialty retailers.  Our in-house sales team will service department stores, Internet retailers and catalogue sales.

In 2011 we will focus our marketing efforts on product placements in national fashion magazines and media. Our target audience, the style conscious woman, is constantly looking for trendy styles and is tuned into the national fashion and lifestyle media.

We plan to expand SFG through the acquisition or creation of additional brand names for women’s footwear, and eventually expand into other women’s fashion accessories such as handbags and belts.

Brands

Bobby Jones Eyewear

Bobby Jones is a classic American luxury brand for the contemporary lady and gentleman.  The Bobby Jones Eyewear collection will target customers living the active Bobby Jones lifestyle.  Perfect for golfing, boating and skiing, the lenses will manage blue light and provide high contrast vision in low light conditions.  In addition, the lenses will have anti-reflective coatings, which eliminate light bounce-back into the eye, reducing eyestrain and discomfort.  The lenses will also feature a polarized hydrophobic lens coating that makes liquid sleek off the lens, virtually eliminating water spots and ensuring that the lenses are always clean.  Bobby Jones Eyewear is planned for introduction in late spring 2011.

We have the exclusive right to market and sell Bobby Jones Eyewear in the United States and certain other countries through a license agreement with HMX, LLC, the parent corporation of Hart Schaffner Marx, that expires on December 31, 2016.  We may renew the license agreement for one three-year period provided we are not in default under the license agreement.  The license agreement contains minimum net sales and minimum royalty requirements.  The licensor may terminate the license agreement if someone acquires more than 50% of our outstanding voting securities.

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

We have the exclusive worldwide right to market and sell Carmen Marc Valvo Eyewear pursuant to a license agreement that expires in April 2013.  We have the right to renew the license for an additional three years provided we are in compliance with the license agreement.  The license agreement contains minimum royalty requirements.

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

We have the exclusive right to market and sell Dakota Smith Eyewear in the United States, Canada and certain other countries pursuant to a license agreement that expires in February 2014.  The license agreement contains minimum royalty requirements.

Hart Schaffner Marx Eyewear

The Hart Schaffner Marx Eyewear collection is distinctively masculine, targeted at men who seek quality, comfort and fit.  Hart Schaffner Marx has an image of enduring quality, and is a recognized name among men who purchase apparel in the medium to high price range.  Because men are generally concerned with both function and fashion, the frames contain features that enhance their durability.  The highest quality components are utilized for each style and unique accents of garment patterns and leather inlays offer a distinctive touch.  Select styles feature titanium, a material renowned for its strength and lightweight qualities.  The collection is designed to fit a broad spectrum of men, and selected styles have longer temples and larger sizes than those generally available.

We have the exclusive right to market and sell Hart Schaffner Marx Eyewear in the United States and certain other countries through the same license agreement with HMX, LLC that we license Bobby Jones Eyewear.

Hickey Freeman Eyewear

Hickey Freeman is a luxury American tailored clothing and sportswear brand that balances contemporary style and elegance, great design and skilled handwork.  The Hickey Freeman Eyewear collection will emulate this rich heritage and feature vintage design elements such as fine filigree tooling details on the eye wire and temple treatments, luxurious antique metal finishes and rich handmade acetate structures.  The design direction will feature wearable rectangles, ovals and fashion shapes that are in step with contemporary fashion.  We plan to introduce Hickey Freeman Eyewear in late spring 2011.

We have the exclusive right to market and sell Hickey Freemen Eyewear in the United States and certain other countries through the same license agreement with HMX, LLC that we license Bobby Jones Eyewear.

Laura Ashley Eyewear

As a reflection of one of Europe’s most well known retailers, Laura Ashley Eyewear is designed to be feminine, classic and fashionable without being trendy.  The hallmark of Laura Ashley Eyewear is its attention to detail, and the collection is known for its unique designs on the temples of the frames.  Launched in fiscal 2010, the Laura Ashley eyewear collection for girls has been well received.

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

We have the exclusive worldwide right to market and sell Michael Stars Eyewear through a license agreement that expires October 31, 2015 and renewable through October 31, 2018.  We have the right to renew the license for a additional two-year term and, subsequently, a three-year period provided we are in compliance with the license agreement.  The license agreement contains minimum royalty requirements.

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

The cost to retailers of frames in our own lines is generally less than frames with brand names, because the latter command greater retail prices, and we pay no licensing fees on our own lines.  Moreover, the styling of our own lines can be more flexible, because we are able to change the styling and merchandising more rapidly without the often time-consuming requirement of obtaining licensor approval.  In 2011, we will continue to expand the product offerings in our Signature Collections to enhance sales.

Rough Justice

We acquired the Rough Justice brand in November 2010.  In addition to the Rough Justice line of women’s footwear, we intend to introduce Rough Justice prescription eyewear and sunwear in the late spring of 2011.  The Rough Justice Eyewear collection will focus on fashion trends, capturing sexy and provocative styling for the hip, sophisticated woman.

Customers

Our eyewear products are currently sold in the United States and in approximately 30 other countries.  In fiscal 2010, we sold frames to approximately 6,000 independent optical retailers in the United States, to retail chains and department stores that sell our products at more than 1,000 locations, and to selected Internet retailers.  We have a broad customer base and no customer accounted for 10% or more of net sales during the fiscal year.

Sales and Distribution

We sell and distribute our eyewear products (1) to independent optical retailers in the United States, primarily through our national direct sales force; (2) to retail chains, department stores and Internet retailers; (3) internationally, primarily through exclusive distributors in foreign countries; and (4) through selected distributors in the United States.

The following table sets forth our net sales by channel for the fiscal years indicated:

	Year Ended October 31,
	2009	2010
	(in thousands)
Direct sales	$15,990	$14,411
Retail chains, department stores and Internet retailers	3,941	3,092
International	1,372	1,504
Domestic distributors	1,184	1,111
Freight billed to customers/other	803	713
Total	$23,290	$20,831

Direct Sales.  We sell our eyewear products to independent optical retailers in the United States primarily through a national direct sales force, including company and independent sales representatives.  Our direct sales force, including independent sales representatives, numbered 48 at October 31, 2010.  We plan to increase the number of sales representatives in fiscal 2011.

Retail Chains, Department Stores and Internet Retailers.  We sell eyewear products directly to retail chains, department stores and Internet retailers.  National retail optical chains have increasingly marketed their own lower-cost private label frames.  Thus, we have focused, and plan to continue to focus, our efforts on increasing sales to mid-size regional optical chains which are less likely to sell their own private label eyewear than the large national retail optical chains and are not experiencing consolidation like the national chains.  We also intend to focus on sales of sunwear to department stores and Internet retailers, a growing segment of our sunwear market.

International.  We distribute our products internationally through exclusive distributors and direct to some international retail chains.  Our international distributors have exclusive agreements for defined territories.  At October 31, 2010, we had approximately 20 international distributors and four international sales representatives.  Part of our strategy to increase revenues in fiscal 2011 is to develop sales opportunities for our frames in strategically targeted markets throughout the world while reducing our expenses in operating and promoting international sales.

Domestic Distributors.  We distribute our eyewear products through selected distributors in the United States in areas in which we believe we can achieve better penetration than through direct sales.  We had six distributors in the United States at October 31, 2010.

Contract Manufacturing

Our frames are manufactured to our specifications by a number of contract manufacturers located outside the United States.  The manufacture of high quality metal frames is a labor-intensive process that can require over 200 production steps (including a large number of quality-control procedures) and from 90 to 180 days of production time.  In fiscal 2010, we used manufacturers in China, Japan and Italy.

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

We are not generally required to pay for any of our frames prior to shipment.  Payment terms currently range from 30 to 120 days on open account.  For frames imported other than from China manufacturers, we may be obligated to pay in the currency of the country in which the manufacturer is located.  In the case of frames purchased from manufacturers located in China, we pay in United States dollars.  For almost all of our other frame purchases, our costs vary based on currency fluctuations, and we generally cannot recover increased frame costs (in United States dollars) in the selling price of the frames.

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

We compete in our target markets based on our brand names, the quality of our frames, our marketing and merchandising, the popularity of our frame designs, the reputation of our styles for quality, our pricing policies and the experience of our sales force.

Backlog

Our backlog of orders believed to be firm was approximately $200,000 at October 31, 2010 and $265,000 at October 31, 2009.  Historically, we ship our products upon receipt of orders and do not operate with a material backlog.  During the latter part of fiscal 2009 and most of fiscal 2010, we experienced severe delivery problems from our Chinese factories that materially affected our 2010 net sales.

Employees

At October 31, 2010, we had 105 full-time employees, including 48 in sales and marketing, 17 in customer service and support, 19 in warehouse operations and shipping and 21 in general administration and finance.  Our employees are not covered by a collective bargaining agreement.

Item 1A—Risk Factors

Not applicable.

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

We lease approximately 64,000 square feet of a building located in Inglewood, California, where we maintain our principal offices and warehouse.  The lease expires on June 30, 2011 and we have a two-year renewal option.  In fiscal 2010, monthly rental payments under the lease were $48,000 through June 2010 and $49,000 for the rest of the fiscal year.  The rental payments will be $49,000 per month through June 2011.  We are also responsible for our share of common area operating expenses, utilities and insurance (approximately $6,600 per month).  We believe that these facilities are suitable and adequate through the end of the lease-option.

We sublease a portion of our premises for $11,000 per month for a term that expires concurrently with the expiration of our lease.

Item 3—Legal Proceedings

As of January 20, 2011, we were not involved in any material legal proceedings.

Item 4—(Removed and Reserved)

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Common Stock trades in the over-the-counter market.  The following table sets forth, for the periods indicated, high and low last reported sales prices for our Common Stock in the over-the-counter market.

	High	Low
Fiscal Year Ended October 31, 2009
First Quarter	$ 0.36	$ 0.25
Second Quarter	$ 0.34	$ 0.24
Third Quarter	$ 0.39	$ 0.25
Fourth Quarter	$ 0.39	$ 0.23

Fiscal Year Ended October 31, 2010
First Quarter	$0.37	$0.30
Second Quarter	$0.51	$0.29
Third Quarter	$0.35	$0.25
Fourth Quarter	$0.37	$0.20

On January 18, 2011, the last reported sales price of the Common Stock in the over-the counter market was $0.26 per share. At January 18, 2011, there were 44 holders of record of our Common Stock.

Dividends

As a California corporation, under the California General Corporation Law, generally we may not pay dividends in cash or property except (1) out of positive retained earnings or (2) if, after giving effect to the distribution, our assets would be at least 1.25 times our liabilities and our current assets would exceed our current liabilities (determined under generally accepted accounting principles).  At October 31, 2010, we had an accumulated deficit of $13.6 million and shareholders’ equity of $2.0 million.  As a result, we will not be able to pay cash dividends for the foreseeable future.  In addition, under our principal credit facilities, we may not pay dividends without the consent of the lenders.

Purchases of Common Stock

We did not repurchase any shares of our Common Stock in fiscal 2010 and the Company has no intent to repurchase shares in the future.  Under California law, repurchases of Common Stock are subject to the same restrictions as payment of dividends.

Item 6—Selected Financial Data

Not applicable.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in connection with our Financial Statements and related notes and other financial information included elsewhere in this Report.

Overview

In fiscal 2010, we generated revenues through the sale of prescription eyeglass frames and sunwear under licensed brand names, including bebe, Carman Marc Valvo, Cutter & Buck, Dakota Smith, Hart Schaffner Marx, Hummer, Laura Ashley, Nicole Miller and Michael Stars, and our proprietary Signature brand.  Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce frames and cases to our specifications.

Our net sales decreased 10.6 % from $23.3 million in fiscal 2009 to $20.8 million in fiscal 2010.  This decrease was primarily due to delivery disruptions by our Chinese vendors and the weak domestic economy.

Our net income decreased from $675,000 in fiscal 2009 to $462,000 in fiscal 2010.  The decrease in net income was principally due to a $2.5 million decrease in net sales offset in part by an $888,000 reduction in selling expenses and a $601,000 reduction in general and administrative expenses.

Our licenses for bebe eyewear and Hummer eyewear expired June 30, 2010.  Under these licenses, we may continue to sell existing inventory of those lines in the United States through December 31, 2010 and our existing inventory of bebe eyewear internationally through December 31, 2011.  The loss of these licenses will have a material adverse effect on our revenues.  In the fiscal years ended October 31, 2009 and 2010, these lines represented approximately 45% and 42%, respectively, of our net sales.

We are actively taking a number of actions to replace the bebe and Hummer revenues, including: (i) establishing the Signature Fashion Group to design, manufacture and market women’s footwear and fashion accessories; (ii) increasing our marketing and sales efforts of our other eyewear lines; (iii) increasing our efforts to obtain other third party licenses; and (iv) increasing our efforts to develop our proprietary Signature lines.  We are also taking actions to reduce operating expenses to offset as much of the loss of revenue as possible.  No assurance can be given that we will be successful in these efforts to replace the lost revenues.  If we cannot replace a material portion of these revenues over the next twelve months, we will have to implement drastic cost cutting measures in an effort to maintain profitability and positive cash flow.

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

•	inventory valuation; and

•	valuation of deferred tax asset.

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

Results of Operations

The following table sets forth for the fiscal years indicated selected statements of operations data shown as a percentage of net sales.

	2009	2010
Net sales	100.0%	100.0%
Cost of sales	35.9	36.7
Gross profit	64.1	63.3
Operating expenses:
Selling	37.1	37.3
General and administrative	22.4	22.0
Depreciation and amortization	0.7	0.9
Total operating expenses	60.2	60.2
Income from operations	3.9	3.1
Interest expense	(0.9)	(0.8)
Income before provision for income taxes	3.0	2.3
Income taxes	(0.1)	(0.1)
Net income	2.9%	2.2%

Comparison of Fiscal Years 2009 and 2010

Net Sales.  Net sales were $20.8 million in fiscal 2010 compared to $23.3 million in fiscal 2009.  The following table shows certain information regarding net sales by product line for the fiscal years indicated:

	2009		2010

bebe	$9,844	42.3%	$8,243	39.6%
Nicole Miller	4,645	19.9	3,600	17.3
Laura Ashley	2,834	12.2	2,415	11.6
Other	5,967	25.6	6,573	31.5
Total	$23,290	100.0%	$20,831	100.0%

Net sales declined across many of our eyewear lines.  Net sales of bebe eyewear decreased in part due to the expiration of our bebe eyewear license on June 30, 2010.  During the latter part of fiscal 2009 and most of fiscal 2010, we experienced severe delivery problems from our Chinese factories that materially affected our sales.  Sales of our lower cost frames, including our Signature collection, increased as a result of the domestic recession.

While we did not decrease wholesale frame prices in fiscal 2010, the average price of frames sold decreased in fiscal 2010 due to greater sales of lower-priced frames and higher customer discounts.  Unit sales of frames decreased only slightly in fiscal 2010, reflecting greater sales of our lower cost frames.

International sales increased $132,000 in fiscal 2010 due primarily to increased sales efforts and the weaker dollar.

Net sales equal gross sales less returns and allowances.  Our product returns as a percentage of gross sales were 13.3% in fiscal 2009 and 14.2% in fiscal 2010.  Product returns were $3.3 million in fiscal 2010 compared to $3.5 million fiscal 2009.

Gross Profit and Gross Margin.  Gross profit was $13.2 million in fiscal 2010 compared to $14.9 million in fiscal 2009.  The decrease in gross profit in fiscal 2010 was primarily due to the decrease in sales.  Our gross margin was 63.3% in fiscal 2010 compared to 64.1% in fiscal 2009.  The decrease in gross margin was due to lower average sales price of frames reflecting higher customer discounts and greater sales of lower cost frames.

Selling Expenses.  Selling expenses were $8.7 million and $7.8 million in fiscal 2009 and 2010, respectively.  The decrease in fiscal 2010 was due to decreases of $329,000 in royalty expense, $315,000 in compensation expense, $128,000 in promotions expense, $102,000 in advertising expense and $69,000 in development expense.

General and Administrative Expenses.  General and administrative expenses were $5.2 million and $4.6 million in fiscal 2009 and fiscal 2010, respectively.  This expense reduction was primarily due to decreases of $259,000 in international operations, $79,000 in rent expense, $90,000 in telephone expense, $87,000 in compensation expense and $60,000 in professional fees.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased $43,000 from fiscal 2009 to fiscal 2010 due to higher capital expenditures in 2010.

Interest Expense.  Interest expense decreased to $159,000 in fiscal 2010 from $202,000 in fiscal 2009.  This decrease was due to a lower weighted average interest rate and a reduction of outstanding debt.

Provision for Income Taxes.  As a result of our NOLs, in fiscal 2009 and 2010 we recognized only state taxes of $23,000 and $21,000, respectively.  As of October 31, 2010, we had net operating loss carry-forwards for federal and state income tax purposes of approximately $15.3 million and $4.2 million, respectively, which expire at various times from 2021 through 2029.

As of October 31, 2010, our deferred tax assets were $7.1 million against which we had established a valuation allowance of $4.1 million, resulting in a net deferred tax asset of $3.0 million.

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) were $2.5 million at October 31, 2010 and $2.6 million at October 31, 2009.

Our inventory (at lower of cost or market) was $3.9 million at October 31, 2010 and $3.8 million at October 31, 2009.

Our accounts payable were $5.5 million at October 31, 2010 compared to $5.1 million at October 31, 2009.

Accrued expenses and other liabilities were $448,000 at October 31, 2010, compared to $1.5 million at October 31, 2009.  The decrease is principally due to classifying accrued interest ($855,000 at October 31, 2010) on our Bluebird Finance Limited (“Bluebird”) credit facility as long-term debt instead of accrued expenses as had been done in prior years.

At October 31, 2010, our long-term debt included principally a revolving line of credit with Comerica Bank with an outstanding principal balance of $1.9 million and a revolving line of credit with Bluebird with an outstanding balance of $2.2 million.  See Note 4 of Notes to Financial Statements for further information regarding our long-term debt.  Our long-term debt (including current portion) decreased from $4.2 million at October 31, 2009 to $4.0 million at October 31, 2010 due to principal payments on the Bluebird credit facility, net payments on the revolving line of credit with Comerica Bank, and the repayment of a $125,000 note to Ashford Capital, LLC, offset by the classification of accrued interest on the Bluebird credit facility as long-term debt as of October 31, 2010.

Borrowing availability under the Comerica Bank revolving line of credit is based on eligible accounts receivable, inventory and a letter of credit, up to a maximum of $3.5 million outstanding at any time.  At December 31, 2010, we had $1.7 million of additional borrowing availability under this revolving line of credit.  The revolving line of credit bears interest payable monthly at either Comerica Bank’s base rate plus 0.75% or LIBOR plus 2.75%, as selected in advance by us, and will expire on December 1, 2012.  At December 31, 2010, the interest rate on this revolving line of credit was 3.5% per annum.

Our credit facility with Bluebird consists of a revolving credit line and support for the $1,250,000 letter of credit securing the Comerica Bank credit facility.  Bluebird’s commitment on the revolving credit facility was $1.3 million as of October 31, 2010, and the commitment reduces by $72,500 each quarter.  The revolving credit line bears interest at the rate of 5% per annum on the principal amount outstanding, with payments of principal on a 10-year amortization schedule that commenced in fiscal 2005.  Accrued interest is due and payable with the final principal payment.  The credit facility is secured by a security interest in our assets that is subordinate to the Comerica Bank credit facility.

Our shareholders’ equity increased from $1.6 million at October 31, 2009 to $2.0 million at October 31, 2010 due to our net income of $462,000.

Of our accounts payable at October 31, 2010, $165,000 were payable in foreign currency.  To monitor risks associated with currency fluctuations, we from time to time assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies.

During the past two years, we have generated cash primarily through product sales in the ordinary course of business and our bank credit facilities.  At October 31, 2010, we had working capital of $2.8 million as compared to working capital of $2.2 million at October 31, 2009.  During fiscal 2010, operating activities provided a net of $1.1 million, while financing activities used a net of $1.1 million and investing activities used a net of $14,000, resulting in a decrease of $1,000 in cash and cash equivalents.  During fiscal 2009, operating activities provided a net of $1.1 million while financing activities used a net of $690,000 and investing activities used a net of $239,000, resulting in an increase of $125,000 in cash and cash equivalents.

We believe that, for fiscal 2011, assuming no unanticipated material adverse developments, no greater production disruptions with our frame manufacturers, continued compliance with our credit facilities and that we can reduce our operating expenses sufficiently to offset the anticipated reduction in revenues relating to the expiration of the bebe and Hummer eyewear licenses, our cash flows from operations and credit facilities will be sufficient to enable us to pay our debts and obligations as they mature.

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

The following table sets forth certain unaudited results of operations for the eight fiscal quarters ended October 31, 2010.  The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and includes all normal recurring adjustments which management considers necessary for a fair presentation of the financial data shown.  The operating results for any quarter are not necessarily indicative of future period results.

	2009				2010
	JAN. 31	APR. 30	JULY 31	OCT. 31	JAN. 31	APR. 30	JULY 31	OCT. 31
Net sales	$5,959	$6,111	$5,933	$5,287	$5,169	$5,859	$4,909	$4,894
Cost of sales	2,110	2,204	2,200	1,837	1,921	2,177	1,675	1,862
Gross profit	3,849	3,907	3,733	3,450	3,248	3,682	3,234	3,032
Operating expenses:
Selling	2,139	2,220	2,181	2,117	1,906	2,246	1,911	1,707
General, administrative, depreciation and amortization	1,459	1,417	1,327	1,181	1,153	1,235	1,152	1,241
Total operating expenses	3,598	3,637	3,508	3,298	3,059	3,481	3,063	2,948
Income from operations	251	270	225	152	189	201	171	83
Interest expense	51	53	51	47	46	44	36	33
Income before provision for income taxes	200	217	174	105	143	157	135	50
Income taxes	1	1	19	0	0	0	20	3
Net income	$199	$216	$155	$105	$143	$157	$115	$47

Inflation

We do not believe our business and operations have been materially affected by inflation.

 Factors That May Affect Our Future Operating Results

The expiration of our licenses for bebe and Hummer eyewear on June 30, 2010 will have a material adverse effect on revenues.

In the fiscal years ended October 31, 2009 and 2010, net sales of bebe eyewear and Hummer eyewear represented approximately 45% and 42%, respectively, of our net sales.  While under these licenses we could sell existing inventory of those lines in the United States through December 31, 2010 and may sell our existing inventory of bebe eyewear internationally through December 31, 2011, the loss of these licenses will have a material adverse effect on our revenues.  If we cannot replace a material portion of these revenues in fiscal year 2011, we will have to implement drastic cost cutting measures in an effort to maintain profitability and positive cash flow.  No assurance can be given that we will be able to replace a material portion of these revenues or, if we cannot, that we will be able to reduce costs sufficiently to operate at a positive cash flow or profitably.

The loss of any additional material brand name license would have a material adverse effect on our results of operations.

Net sales of Nicole Miller Eyewear and Laura Ashley Eyewear accounted for 17.3% and 11.6%, respectively, of our net sales in fiscal year 2010.  While we intend to continue efforts to expand sales of our other eyewear lines and may acquire other brand name eyewear licenses, we expect these two lines to continue to be our leading sources of revenue for the near future.  The licenses for Nicole Miller Eyewear and Laura Ashley Eyewear expire in March 2012 and December 2014 (assuming we exercise our renewal option), respectively.  These licenses may be terminated prior to expiration for material default and the failure to meet minimum sales and/or royalty requirements.  The termination of any of these licenses would have a material adverse effect on our results of operations.

Our product return policy permits returns of our products for credit or exchange, which can materially adversely affect our net sales.

We have a product return policy that we believe is standard in the optical industry and is followed by our competitors.  Under that policy, we must pre-approve all product returns, which we will do only for credit or exchange if the product has not been discontinued.  As a general policy, we do not make cash refunds. Our product returns for fiscal years 2009 and 2010 amounted to 13.3% and 14.2%, respectively, of gross sales (sales before returns).

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

Net sales to retail optical chains and department stores amounted to 16.9% and 15.0% of net sales in fiscal years 2009 and 2010, respectively, most of which were to retail optical chains.  Retail optical chains have increasingly marketed their own lower-cost private label brands and are experiencing industry consolidation.  The loss of one or more retail optical chains or department stores as a customer could have a material adverse effect on our business.

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

As of October 31, 2010, we had NOLs for federal and state income tax purposes of approximately $15.3 million and $4.2 million, respectively, that expire at various dates from

2021 through 2029.  If a “change of ownership” of Signature occurs within the meaning of Section 382 of the Internal Revenue Code, our ability to use these NOLs in the future would be significantly limited.

If our net income decreases materially over an extended period of time, we may need to increase the valuation allowance on our deferred tax asset relating to our net operating loss carryforwards, which would further adversely affect our results of operations for the affected periods.

Prior to 2003, we generated net operating loss carryforwards that resulted in a deferred tax asset.  This deferred tax asset is $7.1 million, against which we have established a valuation allowance of $4.1 million, resulting in a net deferred tax asset of $3.0 million at October 31, 2010, which was unchanged from October 31, 2009.  If we incur net losses over a sustained period in the future, we may increase the valuation allowance, which would adversely affect our results of operations in those periods.

Our directors and executive officers beneficially own 47.5% of our outstanding Common Stock and thus control Signature.

As of January 15, 2011 our directors and executive officers owned beneficially 47.5% of the outstanding shares of our Common Stock.  As a result, the directors and executive officers control Signature and its operations not only as a result of their current positions, but because of their ability to elect a majority of the Board of Directors and therefore retain control of the Board.  The voting power of the directors and executive officers could also serve to discourage potential acquirers from seeking to acquire control of us through the purchase of our Common Stock, which might depress the market price of our Common Stock.

We are unable to pay any cash dividends for the foreseeable future.

As a California corporation, under the California General Corporation Law, we may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, our assets would be at least 1.25 times our liabilities and our current assets would exceed our current liabilities (determined on a consolidated basis under generally accepted accounting principles).  At October 31, 2010, we had an accumulated deficit of $13.6 million and shareholders’ equity of $2.0 million.  As a result, we will not be able to pay dividends for the foreseeable future.  In addition, under our principal credit facilities, we may not pay dividends without the consent of the lenders.

Provisions in our license agreements that allow the licensors to terminate the licenses upon a change of control effected without their approval could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of our outstanding voting stock and could thereby depress the market value of our Common Stock.

Each of the Laura Ashley Eyewear and Hart Schaffner Marx Eyewear licenses allows the licensor to terminate its license upon certain events that under the license are deemed to result in a change in control of Signature unless the change of control is approved by the licensor.  The licensors’ rights to terminate their licenses upon a change in control of Signature could have the effect of discouraging a third party from acquiring or attempting to acquire a controlling portion of our outstanding voting stock and could thereby depress the market value of our Common Stock.

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

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Signature Eyewear, Inc.

We have audited the accompanying balance sheets of Signature Eyewear, Inc. as of October 31, 2009 and 2010 and the related statements of income, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

January 25, 2011

SIGNATURE EYEWEAR, INC
BALANCE SHEETS
OCTOBER 31,

ASSETS

	2009	2010
Current assets

Cash and cash equivalents	$431,037	$429,824
Accounts receivable - trade, net of allowance for doubtful accounts of $42,163	2,565,125	2,503,331
Inventory	3,843,793	3,943,377
Promotional products and materials	209,847	171,185
Prepaid expenses and other current assets	263,594	290,230
Deferred income taxes	376,500	376,500

Total current assets	7,689,896	7,714,447

Property and equipment, net	313,324	261,096
Deposits and other assets	250,500	121,304
Deferred income taxes	2,600,700	2,600,700

Total assets	$10,854,420	$10,697,547

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2009	2010
Current liabilities
Accounts payable - trade	$3,532,159	$4,213,364
Accrued expenses and other current liabilities	1,538,516	447,851
Current portion of long-term debt	415,000	290,000

Total current liabilities	5,485,675	4,951,215

Long-term debt, net of current portion	3,805,000	3,720,360

Total liabilities	9,290,675	8,671,575

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.001 par value 5,000,000 shares authorized
Series A 2% convertible preferred stock, $0.001 par value; liquidation preference (approximately $933,000 and $915,000 at October 31, 2010 and 2009, respectively)
1,360,000 shares authorized
1,200,000 issued and outstanding	1,200	1,200
Common stock, $0.001 par value: 30,000,000 shares authorized, 6,955,639 shares issued and outstanding	6,956	6,956
Additional paid-in capital	15,656,812	15,656,812
Accumulated deficit	(14,101,223)	(13,638,996)

Total shareholders’ equity	1,563,745	2,025,972

Total liabilities and shareholders’ equity	$10,854,420	$10,697,547

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED OCTOBER 31,

	2009	2010

Net sales	$23,290,257	$20,831,013
Cost of sales	8,350,909	7,634,823

Gross profit	14,939,348	13,196,190

Operating expenses
Selling	8,657,584	7,769,563
General and administrative	5,231,107	4,586,776
Depreciation and amortization	152,365	195,744
Total operating expenses	14,041,056	12,552,083

Income from operations	898,292	644,107

Interest expense	(202,032)	(158,990)

Income before taxes	696,260	485,117
Income taxes	20,872	22,890

Net income	675,388	462,227
Preferred stock dividends	$(17,990)	$(18,352)
Net income available to common shareholders	$657,398	$443,875
Basic earnings per share	$0.09	$0.06

Diluted earnings per share	$0.08	$0.05

Weighted-average common shares outstanding - Basic	6,955,639	6,955,639

Weighted-average common shares outstanding - Diluted	8,320,964	8,348,356

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
For the Years Ended October 31,

	Series A 2% Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, October 31, 2008	1,200,000	$1,200	6,955,639	$6,956	$15,656,812	$(14,776,611)	$888,357

Net income	—	—	—	—	—	675,388	675,388

Balance, October 31, 2009	1,200,000	$1,200	6,955,639	$6,956	$15,656,812	$(14,101,223)	$1,563,745

Net income	—	—	—	—	—	462,227	462,227

Balance, October 31, 2010	1,200,000	$1,200	6,955,639	$6,956	$15,656,812	$(13,638,996)	$2,025,972

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2009 (AUDITED)
AND OCTOBER 31,  2010 (AUDITED)

	2009	2010
Cash flows from operating activities
Net income	$675,388	$462,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,365	195,744
(Increase) decrease in:
Accounts receivable - trade	244,010	61,794
Inventories	1,763,385	(99,584)
Promotional products and materials	(76,229)	38,662
Prepaid expenses and other current assets	131,340	(26,636)
Increase (decrease) in:
Accounts payable - trade	(1,521,182)	681,205
Accrued expenses and other current liabilities	(315,070)	(235,304)

Net cash provided by operating activities	1,054,007	1,078,106

Cash flows from investing activities
Purchase of property and equipment	(95,754)	(143,254)
Deposits and other assets	(142,844)	128,935

Net cash used in investing activities	(238,598)	(14,319)

Cash flows from financing activities
Net decrease in lines of credit	(400,000)	(650,000)
Payments on short-term debt	—	(125,000)
Payments on long-term debt	(290,000)	(290,000)

Net cash used by financing activities	(690,000)	(1,065,000)

Net increase (decrease) in cash and cash equivalents	125,409	(1,213)

Cash and cash equivalents, beginning of period	305,628	431,037

Cash and cash equivalents, end of period	$431,037	$429,824

Supplemental disclosures of cash flow information

Interest paid	$113,399	$113,532

Income taxes paid	$20,872	$22,890

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2009 and 2010

NOTE 1.  ORGANIZATION AND LINE OF BUSINESS

Signature Eyewear, Inc. (the “Company”) designs, markets and distributes eyeglass frames throughout the United States and internationally.  The Company conducts its operations primarily from its principal executive offices and a warehouse in Inglewood, California.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Management prepares estimates for a number of factors.  The Company believes its estimates of inventory valuation and valuation of the deferred tax assets, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations in the near term.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid securities with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at amounts billed and currently due from customers net of an allowance for doubtful accounts.  The Company writes off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the bad debt expense account.  Although the Company expects to collect amounts due, actual collections may differ.  The allowance for doubtful accounts was $42,163 for the years ended October 31, 2009 and 2010.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of other long-lived assets at least annually for evidence of impairment.  When indicators of impairment are present, the Company evaluates the carrying value of long-lived assets in relation to the undiscounted future cash flows generated by such assets.  An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount.  Measurement of the impairment loss is based on the present value of the expected future cash flows.  The Company believes no indication of impairment existed as of October 31, 2010.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and long-term debt.  The estimated fair value of these instruments approximates their carrying amounts due to the short maturity of these instruments.

The Company follows the guidance of the FASB ASC 820, Fair Value Measurements and Disclosures, with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

At October 31, 2009 and 2010, the Company had no recurring fair value measurements for financial assets and liabilities.

Long-Term Debt.  The fair value of long-term debt is estimated using a calculation that estimates fair values at market rates.

The carrying or notional amounts and fair values of the Company’s financial instruments at October 31, 2009 and 2010 were as follows:

	2009		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:

Financial Liabilities:
Revolving line of credit –Comerica Bank	$2,500,000	$2,500,000	$1,850,000	$1,850,000
Term note payable-Ashford Capital LLC	$125,000	$125,000	$—	$—
Credit Facility – Bluebird Finance Limited	$1,595,000	$1,215,492	$1,305,000	$1,040,619

Revenue Recognition

For transactions satisfying the conditions for revenue recognition under Accounting Standards Codification (“ASC”) 605-25, “Sales of Products when Right of Return Exists,” and Securities and Exchange Commission, Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” product revenue is recorded at the time of shipment, net of estimated allowances and returns.  For transactions not satisfying the conditions for revenue recognition under ASC 605-25 and SAB No. 104, product revenue is deferred until the conditions are met, net of an estimate for cost of sales.  The Company had no deferred revenue at October 31, 2009 and 2010.  For the fiscal years ended October 31, 2009 and 2010, the Company had sales returns totaling $3,465,856 and $3,335,857, respectively.

The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends.  Although the Company expects to collect amounts due, actual collections may differ.

Shipping and Handling Costs

ASC 605-45-19 “Shipping and Handling Fees and Costs” requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements.  The shipping and handling costs billed to customers totaled $803,000 and $741,406, for the years ended October 31, 2009 and 2010, respectively.  The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with inbound freight are recorded as a component of cost of sales, which totaled $298,174 and $321,846 in the fiscal years ended October 31, 2009 and 2010, respectively.  Other shipping and handling costs are included in selling expenses and totaled $1,453,250 and $1,480,637 in the fiscal years ended October 31, 2009 and 2010, respectively.

Advertising Expense

The Company expenses all advertising costs as they are incurred.  Advertising expense for the fiscal years ended October 31, 2009 and 2010 was $553,828 and $451,395, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718, “Compensation — Stock Compensation” which requires the fair value of all option grants or stock issuances made to employees or directors on or after the beginning of fiscal 2006, as well as a portion of the fair value of each option and stock grant made to employees or directors prior to that date which represents the non-vested portion of these share-based awards as of such implementation date, to be recognized as an expense.  These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method.  The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model

During the fiscal years ended October 31, 2009 and 2010, the Company did not issue any stock-based compensation and at October 31, 2010 no compensatory stock options were outstanding.

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

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for reporting comprehensive income and its components in a financial statement.  Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.  Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  For the fiscal years ended October 31, 2009 and 2010, comprehensive income is not presented in the Company’s financial statements because the Company did not have any material translation adjustments or any of the other items of comprehensive income in any period presented.

Foreign Currency Translation

The Company’s former Belgium branch’s functional currency was the Euro and the Company’s reporting currency is the dollar.  Assets and liabilities were translated at exchange rates in effect at the balance sheet date.  Income and expense accounts were translated at average rates.

Some of the Company’s liabilities are denominated in foreign currencies.  Such liabilities are converted into U.S. Dollars at the exchange rate prevailing at the balance sheet date.  The resulting gains or losses were immaterial for the fiscal years ended October 31, 2009 and 2010.

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

The Company purchases its frames from a number of contract manufacturers.  The Company had purchases from four vendors amounting to 30% 19%, 13% and 11%, respectively, of total product purchases for the fiscal year ended October 31, 2009 and from four vendors amounting to 35% 15%, 13% and 12%, respectively, for the fiscal year ended October 31, 2010.

Derivatives

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities.  As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions.  However, the Company has from time to time financed its operations with financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives.  Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings.  However, such new and/or complex instruments may have immature or limited markets.  As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.  At October 31, 2010, the fair value of derivatives was not material.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2009 and 2010 consisted of the following:

	2009	2010
Computer equipment	$1,645,847	$1,663,301
Leasehold improvements	1,279,886	1,335,296
Software	1,311,188	1,381,579
Office furniture and equipment	914,975	914,975
Machinery and equipment	708,772	708,772
	5,860,668	6,003,923
Less accumulated depreciation and amortization	(5,547,344)	(5,742,827)
Total	$313,324	$261,096

Depreciation and amortization expense was $152,365 and $195,744 for the fiscal years ended October 31, 2009 and 2010, respectively.

NOTE 4.  LONG-TERM DEBT

Long-term debt at October 31, 2009 and 2010 consisted of the following:

	2009	2010
Revolving line of credit from Comerica Bank	$2,500,000	$1,850,000
Credit facility from Bluebird Finance Limited	1,595,000	2,160,360
Term note payable to Ashford Capital, LLC	125,000	--
Total	4,220,000	4,010,360
Less current portion	(415,000)	(290,000)
Long-term portion	$3,805,000	$3,720,360

Future maturities of long-term debt at October 31, 2010 were as follows:

Year Ending October 31,	Amounts Maturing
2011	$290,000
2012	2,140,000
2013	290,000
2014	290,000
2015	1,000,360
Total	$4,010,360

Comerica Bank Revolving Line of Credit

In September 2007, the Company obtained a revolving line of credit from Comerica Bank.  As of the date of the most recent amendment (December 13, 2010), borrowing availability was $1.7 million and was based on eligible accounts receivable, inventory and a letter of credit, up to a maximum of $3.5 million outstanding at any time.  The revolving line of credit bears interest payable monthly at either Comerica Bank’s base rate plus 0.75% or LIBOR plus 2.75%, as selected in advance by the Company.  At October 31, 2010, the interest rate on this revolving line of credit was 4.0%.  The Company pays an annual facility fee equal to 0.25% of its credit limit.

The revolving line of credit is secured by the assets of the Company and a letter of credit in the amount of $1,250,000.  Financial and operating covenants include: (i) quarterly minimum pre-tax income, (ii) quarterly maximum ratio of total liabilities minus subordinated debt to subordinated liabilities and net worth, (iii) quarterly minimum ratio of cash and accounts receivables to current liabilities and revolving debt minus subordinated debt, (iv) annual capital expenditures limitations, and (v) limitations on acquisitions and incurring future indebtedness without the bank’s consent.  The Company was in compliance with these covenants at October 31, 2010.

Interest expense on this revolving credit facility was $113,399 and $80,548 for the fiscal years ended October 31, 2009 and 2010, respectively.

Bluebird Finance Limited (“Bluebird”) Credit Facility

In April 2003, the Company obtained a credit facility from Bluebird of up to $4,150,000 secured by the assets of the Company.  This credit facility includes a revolving credit line in the original amount of $2,900,000 bearing interest at the rate of 5% per annum on the principal amount outstanding and a letter of credit in the amount of $1,250,000 that presently serves as collateral for the Comerica Bank revolving line of credit.  The maximum amount on the revolving line of credit declines $72,500 per quarter, commencing in 2005, and was $1,305,000 at October 31, 2010.  This credit facility is subordinate to the Comerica Bank revolving line of credit.  The Company must comply with certain financial and non-financial covenants, which include that without the consent of Bluebird, the Company may not make any acquisition or investment in excess of an aggregate of $150,000 each fiscal year outside the ordinary course of business or enter into any merger or similar reorganization.  The Company was in compliance with these covenants at October 31, 2010.

The outstanding balance on the Bluebird credit facility of $2,160,360 as of October 31, 2010 includes accrued interest of $855,360. The accrued interest has been classified as long term because it is not due until maturity in 2015, and the Company has no current intent to pay such interest prior to maturity.

Interest expense on this credit facility was $87,576 and $73,075 for the fiscal years ended October 31, 2009 and 2010, respectively.  Accrued interest payable to Bluebird as of October 31, 2009 and 2010 was $782,285 and $855,360, respectively; these amounts were classified as accrued expenses as of October 31, 2009 and as long-term debt as of October 31, 2010.

Bluebird owns all of the outstanding Series A 2% Convertible Preferred Stock of the Company.  On an as-converted basis, these shares would represent approximately 16.7% of the outstanding Common Stock of the Company as of October 31, 2010.  See Note 6.

Ashford Capital, LLC Note

In May 2007, the Company issued at par an unsecured note to Ashford Capital, LLC in the amount of $125,000 bearing interest at 8% per annum.  Interest expense on the Ashford Capital, LLC note was $10,833 and $5,366 for the fiscal years ended October 31, 2009 and 2010, respectively.  The note was paid in full at maturity on May 15, 2010.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Leases

The Company maintains its principal offices and warehouse in leased facilities in Inglewood, California.  The lease expires in June 2011 and provides for monthly rental payments of $48,000 through June 30, 2010 and $49,000 through June 30, 2011.  The Company is also responsible for the monthly payment of $6,624 for the common area operating expenses, utilities and insurance.

The Company subleases a portion of the offices and warehouse in the leased facilities in Inglewood, California.  These subleases expire in June 2011 and provide for monthly rents of $11,480 for the remaining terms of the lease.

The Company operated a warehouse and sales office in Belgium under a lease that expired in September 2009.  In October 2009, the Company terminated its Belgium operations.

Future minimum lease payments on all operating leases, including equipment leases, as of October 31, 2010 were as follows:

Year Ending October 31,	Lease Payments
2011	$493,757
2012	36,567
2013	20,399
2014	15,072
2015	9,744
Total	$575,539

Future minimum lease receipts on the subleases as of October 31, 2010 were as follows:

Year Ending October 31,	Sublease Receipts
2011	$91,840
Total	$91,840

Rent expense was $521,636 and $442,240 for the fiscal years ended October 31, 2009 and 2010, respectively (net of sublease income of $40,260 and $137,760, respectively).

Employment Agreements

The Company has employment agreements with four of its executive officers.  Under these employment agreements, the officers’ base salaries as of October 31, 2010 were as follows:  Michael Prince--$327,600; Kevin Seifert--$126,000; Raul Khantzis--$126,000 and Jill Gardner--$115,500.  The annual base salaries increase a minimum of 5% on April 15 each year.  In addition, the Company has agreed to make contributions to the officers’ accounts in the Company’s 401(k) plan each year in an amount equal to a specified percentage, ranging from 40% to 100% depending on the officer’s age, of the maximum allowable employee contribution for such year under the rules of the Internal Revenue Service, up to a maximum of $30,000 each year.  The Company may terminate an officer’s employment at any time and each officer may terminate his or her employment at any time upon 30 days’ prior notice.  If an officer’s employment is terminated by the Company without cause or by the officer for “good reason,” the officer will be entitled to continue to receive base salary until the later to occur of six months from termination of employment or March 1, 2011 (2013 for Mr. Prince) and continuation of certain other benefits.  “Good reason” is defined to include, among other things, an adverse change in the employee’s position, responsibilities or duties, a reduction in compensation or assignment to an office or location outside the Los Angeles metropolitan area on other than a temporary basis.

Consulting Agreement

The Company has a consulting agreement with Dartmouth Commerce of Manhattan, Inc. that provides for compensation of $55,000 per year.  Richard M. Torre, the Chairman of the Board of the Company, owns Dartmouth Commerce.  The Consulting Agreement may be terminated by either party at any time.  As a result of this Consulting Agreement, Mr. Torre does not receive cash director’s fees.  The Company paid consulting fees under this agreement of $55,000 in each of the fiscal years ended October 31, 2009 and 2010.  The consulting fee is included in general and administrative expenses in the accompanying statements of income.

License Agreements

The Company has entered into license agreements that grant to it the exclusive right to market and distribute prescription eyeglass frames and in certain cases sunwear under various brand names in the United States and other designated territories.  All of these license agreements contain minimum net sales and/or minimum royalty requirements, and certain of the license agreements have minimum advertising expenditure requirements.  All of the license agreements permit the licensor to terminate the license upon material breach or default by the Company.  The Company was in compliance with its license agreements as of October 31, 2010.

License	Expiration Date	Renewable Through
Carmen Marc Valvo Eyewear	April 2013	—
Cutter & Buck Eyewear	December 2011	—
Dakota Smith Eyewear	February 2014	—
Hart Schaffner Marx Eyewear	December 2016	December 2019
Laura Ashley Eyewear	December 2011	December 2014
Michael Stars Eyewear	October 2015	October 2018
Nicole Miller Eyewear	March 2012	—

The Company may not renew a license if it is in material default under the license agreement or, in certain cases, does not meet certain minimum sales and/or royalty requirements.

Total minimum royalties payable under all of the Company’s license agreements at October 31, 2010 were as follows:

Year Ending October 31,	Minimum Royalties
2011	$914,000
2012	663,917
2013	449,688
2014	426,690
2015	70,000
Thereafter	275,000
Total	$2,799,295

Total royalty expense for the fiscal years ended October 31, 2009 and 2010, was $2,073,228 and $1,743,832, respectively.  Royalty payable was $497,524 and $261,316 as of October 31, 2009 and 2010, respectively, and is included in accrued expenses and other liabilities in the accompanying balance sheets.

Litigation

At October 31, 2010, the Company was not involved in any material litigation.

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

The holders of the Series A Preferred do not have voting rights, except as required by law, provided, however, that at any time two dividend payments are not paid in full, the Board of Directors of the Company will be increased by two and the holders of the Series A Preferred, voting as a single class, will be entitled to elect the additional directors.  Bluebird received demand and piggyback registration rights for the shares of Common Stock into which the Series A Preferred may be converted.  As of October 31, 2010, the Board of Directors had not declared any dividends on the Series A Preferred and dividends in arrears were approximately $129,120 (192,717 shares of Series A Preferred).  Accordingly, the holders of the Series A Preferred have the right to increase the size of the Board by two and elect the two new directors.  There is only one holder of record of the Series A Preferred, and that holder of the Series A Preferred has waived that right through 2010.

Stock Options

The Company had one stock-based compensation plan, the 1997 Stock Plan, which terminated in May 2007.  As of October 31, 2010, there were no outstanding options under that Plan.

The following is a summary of stock option activity under the 1997 Stock Plan for the fiscal years ended October 31, 2009 and 2010:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, October 31, 2008	34,300	$4.00	$4.00
Canceled	(34,300)	$4.00	$4.00
Outstanding, October 31, 2009
Canceled	—	—	—
Outstanding, October 31, 2010	—	—	—

Warrants

The following is a summary of warrants activity for the fiscal years ended October 31, 2009 and 2010:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, October 31, 2008	300,000	$0.6875	$0.6875
Exercised	—	—	—
Outstanding, October 31, 2009	300,000	$0.6875	$0.6875
Exercised	—	—	—
Expired	(300,000)	$0.6875	$0.6875
Outstanding, October 31, 2010	—	—	—

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended October 31, 2009	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$657,398	6,955,639	$0.09
Conversion of preferred stock	17,990	1,365,325	(0.01)
Diluted earnings per share	$675,388	8,320,964	$0.08

Year ended October 31, 2010	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$443,875	6,955,639	$0.06
Conversion of preferred stock	18,352	1,392,717	(0.01)
Diluted earnings per share	$462,227	8,348,356	$0.05

The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	2009	2010
Stock options	—	—
Warrants	300,000	—
Total	300,000	—

NOTE 8.  INCOME TAXES

On November 1, 2007, the Company adopted the accounting guidance as codified in ASC 740-10, Income Taxes — Uncertainty in Income Taxes (previously FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, Interpretation 48), which establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements.  There was no impact on the financial statements present resulting from the Company’s adoption of ASC 740-10 as the Company had no material uncertain income tax positions that would result in a liability to the Company.  The Company recognized no interest or penalties on income taxes in its statement of income for the years ended October 31, 2009 and 2010.  Management believes that with few exceptions, the Company is no longer subject to income tax examinations by any tax authorities for years before October 31, 2004.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of October 31, 2009 and 2010 consisted of the following:

	2009	2010
State income taxes accounts	$(348,200)	$(334,500)
Capitalization of inventory costs	181,000	198,000
Depreciation and amortization	1,809,000	1,653,000
Net operating loss carry-forward	5,617,000	5,565,000
Other	14,000	4,000
Valuation allowance	(4,295,600)	(4,108,300)
Net deferred tax assets	$2,977,200	$2,977,200

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the fiscal years ended October 31, 2009 and 2010:

	2009	2010
Current
Federal	$—	$—
State	20,872	22,890
	20,872	22,890
Deferred taxes
Federal, current	—	—
Federal, non-current	—	—
	—
Total provision for income taxes	$20,872	$22,890

A reconciliation of the benefit from income taxes and the amount computed by applying the federal statutory rate to income before benefit for income taxes for the fiscal years ended October 31, 2009 and 2010 is as follows:

	2009	2010
Computed income tax provision at federal statutory rate	$229,632	$157,157
Increase resulting from State income taxes	40,623	28,304
Permanent items	1,604	1,192
Change in valuation allowance	(268,663)	(187,300)
Other, net	17,676	23,537
Total	$20,872	$22,890

As of October 31, 2009, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,374,000 and $4,458,000, respectively.  As of October 31, 2010, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,267,000 and $4,230,000, respectively, which expire at various times from 2021 through 2029.

The Company has substantial net operating loss carry-forwards for which partial benefit for income taxes has been provided.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not a portion of deferred tax assets will not be realized.

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

As of October 31, 2009 and 2010, the Company had available alternative minimum tax credit carry-forwards for tax purposes of approximately $114,000 that may be used indefinitely to reduce regular federal income tax until exhausted.

NOTE 9.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all eligible employees.  Eligible employees may elect to contribute up to $16,500 of their annual compensation and, if they are 50 years old or above, may elect a catch–up contribution of $5,500.  The Company may also elect to make discretionary contributions.  In the fiscal years ended October 31, 2009 and 2010, the Company made no discretionary contributions.

NOTE 10.  FOREIGN OPERATIONS

All foreign operations were closed as of October 31, 2009.  Prior to that, the Company operated a warehouse and sales office in Belgium.  The following is a summary of the Company’s foreign operations:

	2009	2010
Balance Sheet
Identifiable assets	$49,248	$	---

	2009		2010
Statement of Operations
Net sales	$254,754	$	---
Net (loss)	$(208,645)	$	---

The Company exports directly from the United States to foreign countries.  During the fiscal years ended October 31, 2009 and 2010, exports from the United States amounted to $1,372,080 and $1,503,758, respectively.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of October 31, 2010.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors ; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Based on the above evaluation, our management has concluded that, as of October 31, 2010, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting (“ICFR”) as such report is not required for non-accelerated filers such as us pursuant to federal legislation enacted in July 2010. In addition, under SEC rules adopted in 2007, our independent registered public accounting firm is no longer required to provide a separate opinion on management’s assessment of the effectiveness of our ICFR.

Changes in Internal Controls

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

Nothing to report.

PART III

Item 10—Directors, Executive Officers, and Corporate Governance

The information under the captions “Election of Directors – Information About the Nominees, and – Board Committees – Audit Committee” and “Other Information – Executive Officers, - Compliance with Section 16(a) Beneficial Ownership Reporting and - Code of Ethics” in our definitive proxy statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Election of Directors -- Information About the Nominees” and “Other Information – Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14—Principal Accounting Fees and Services

The information under the caption “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of Report:

1.	Financial Statements:

Report of Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets at October 31, 2009 and 2010

Statements of Income for the years ended October 31, 2009 and 2010

Statements of Changes in Shareholders’ Equity for the years ended October 31, 2009 and 2010

Statements of Cash Flows for the years ended October 31, 2009 and 2010

2.	Exhibits:

See attached Exhibit List

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE EYEWEAR, INC.

Date: January 26, 2011	By:	/s/ MICHAEL PRINCE
Michael Prince
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Prince Michael Prince	Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	January 26, 2011
/s/ Edward Meltzer Edward Meltzer	Director	January 26, 2011
/s/ Drew Miller Drew Miller	Director	January 26, 2011
/s/ Ted Pasternack Ted Pasternack	Director	January 26, 2011
/s/ Richard M. Torre Richard M. Torre	Chairman of the Board	January 26, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

10.2
License Agreement dated January 19, 2010 between Signature Eyewear, Inc. and Laura Ashley, Inc.  Incorporated by reference to Exhibit 10.2 to Signature’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.  [Portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a grant of Confidential Treatment.]

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

10.9
Loan and Security Agreement dated September 14, 2007 between Signature and Comerica Bank. Incorporated by reference to Exhibit 10.17 of Signature’s Annual Report on Form 10-K for the year ended October 31, 2007.  [Portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment.]  Amendment No. 1 dated December 15, 2009 to Loan and Security Agreement between Signature Eyewear, Inc. and Comerica Bank.  Incorporated by reference to Exhibit 10.1 to Signature’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.

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