Form 10-Q
period 2011-01-31
SIGNATURE EYEWEAR INC
filed 2011-03-14
CIK 1036292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,955,639 shares outstanding as of March 1, 2011.

SIGNATURE EYEWEAR, INC.

References in this Report to the “Company,” “Signature,” “we” or “us” refer to Signature Eyewear, Inc.

PART I.

FINANCIAL INFORMATION
Item 1.   Financial Statements
SIGNATURE EYEWEAR, INC.
BALANCE SHEETS
AT JANUARY 31, 2011 (UNAUDITED)
AT OCTOBER 31, 2010 (AUDITED)

ASSETS

	January 31,	October 31,
	2011	2010
Current assets

Cash and cash equivalents	$387,462	$429,824
Accounts receivable - trade, net of allowance for doubtful accounts of $42,163	2,616,393	2,503,331
Inventory	3,864,303	3,943,377
Promotional products and materials	158,263	171,185
Prepaid expenses and other current assets	410,422	290,230
Deferred income taxes	376,500	376,500

Total current assets	7,813,343	7,714,447

Property and equipment, net	228,652	261,096
Deposits and other assets	291,861	121,304
Deferred income taxes	2,600,700	2,600,700

Total assets	$10,934,556	$10,697,547

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
BALANCE SHEETS
AT JANUARY 31, 2011 (UNAUDITED)
AT OCTOBER 31, 2010 (AUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2011	2010
Current liabilities
Accounts payable - trade	$4,291,306	$4,213,364
Accrued expenses and other current liabilities	326,086	447,851
Current portion of long-term debt	290,000	290,000

Total current liabilities	4,907,392	4,951,215

Long-term debt, net of current portion	3,914,000	3,720,360

Total liabilities	8,821,392	8,671,575

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.001 par value
5,000,000 shares authorized
Series A 2% convertible preferred stock, $0.001 par value; liquidation preference (approximately $938,000 and $933,000 at January 31, 2011 and October 31, 2010, respectively)
1,360,000 shares authorized
1,200,000 issued and outstanding	1,200	1,200
Common stock, $0.001 par value: 30,000,000 shares authorized, 6,955,639 shares issued and outstanding	6,956	6,956
Additional paid-in capital	15,656,812	15,656,812
Accumulated deficit	(13,551,804)	(13,638,996)

Total shareholders’ equity	2,113,164	2,025,972

Total liabilities and shareholders’ equity	$10,934,556	$10,697,547

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 (UNAUDITED)
AND JANUARY 31, 2010 (UNAUDITED)

	2011	2010

Net sales	$4,734,635	$5,168,880
Cost of sales	1,927,748	1,920,797

Gross profit	2,806,887	3,248,083

Operating expenses
Selling	1,513,177	1,905,636
General and administrative	1,115,194	1,108,591
Depreciation and amortization	55,426	44,929
Total operating expenses	2,683,797	3,059,156

Income from operations	123,090	188,927

Interest expense	(34,093)	(45,835)

Income before taxes	88,997	143,092
Income taxes	1,805	435

Net income	87,192	142,657
Preferred stock dividend	$(4,646)	$(4,554)
Net income available to common shareholders	$82,546	$138,103
Basic earnings per share	$0.01	$0.02

Diluted earnings per share	$0.01	$0.02

Weighted-average common shares
outstanding - Basic	6,955,639	6,955,639

Weighted-average common shares
outstanding - Diluted	8,355,289	8,327,761

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 (UNAUDITED)
AND JANUARY 31, 2010 (UNAUDITED)

	2011	2010

Cash flows from operating activities
Net income	$87,192	$142,657
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	55,426	44,929
(Increase) decrease in:
Accounts receivable - trade	(113,063)	(223,765)
Inventories	79,072	2,575
Promotional products and materials	12,922	29,705
Prepaid expenses and other current assets	(120,192)	(81,839)
Increase (decrease) in:
Accounts payable - trade	77,942	26,539
Accrued expenses and other current liabilities	(105,625)	(87,343)
		.
Net cash used in operating activities	(26,326)	(146,542)

Cash flows from investing activities
Purchase of property and equipment	(22,197)	(59,833)
Deposits and other assets	(171,339)	146,500

Net cash (used in) provided by investing activities	(193,536)	86,667

Cash flows from financing activities
Net increase in line of credit	250,000	100,000
Payments on long-term debt	(72,500)	(72,500)
Net cash provided by financing activities	177,500	27,500

Net decrease in cash and cash equivalents	(42,362)	(32,375)

Cash and cash equivalents, beginning of period	429,824	431,037

Cash and cash equivalents, end of period	$387,462	$398,662

Supplemental disclosures of cash
flow information

Interest paid	$17,357	$23,542

Income taxes paid	$1,805	$435

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

(Information as of January 31, 2011 and for the three months ended January 31, 2011 and 2010 is unaudited)

Note 1.	Organization and Line of Business

Signature Eyewear, Inc. (the “Company”) designs, markets and distributes eyeglass frames, sunwear and footwear throughout the United States and internationally.  The Company conducts its operations primarily from its principal executive offices and a warehouse in Inglewood, California.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.  The results of operations for the three months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

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

Three months ended January 31, 2011	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$82,546	6,955,639	$0.01
Conversion of preferred stock	4,646	1,399,650	0.00
Diluted earnings per share	$87,192	8,355,289	$0.01

Three months ended January 31, 2010	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$138,103	6,955,639	$0.02
Conversion of preferred stock	4,554	1,372,122	0.00
Diluted earnings per share	$142,657	8,327,761	$0.02

The following potential common shares have been excluded from the computations of diluted income per share for the three months ended January 31, 2011 and 2010 because the effect would have been anti-dilutive:

	2011	2010

Warrants	—	300,000

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

Note 3.	Long-Term Debt

Long-term debt (including accrued and unpaid interest of $871,500 and $855,360 as of January 31, 2011 and October 31, 2010, respectively) consisted of the following at the dates indicated:

	January 31, 2011	October 31, 2010
Revolving line of credit from Comerica Bank	$2,100,000	$1,850,000
Credit facility from Bluebird Finance Limited	2,104,000	2,160,360
	4,204,000	4,010,360
Less current portion	(290,000)	(290,000)
Long-term portion	$3,914,000	$3,720,360

Note 4.	Income Taxes

As of January 31, 2011, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,267,000 and $4,230,000, respectively, which expire at various times from 2021 through 2029.

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

The following discussion and analysis, which should be read in connection with our financial statements and accompanying footnotes, contains forward-looking statements that involve risks and uncertainties.  Important factors that could cause actual results to differ materially from our expectations are set forth in Item 1 – Business – Factors That May Affect Our Future Operating Results” in our Form 10-K for the year ended October 31, 2010 as well as those discussed elsewhere in this Form 10-Q.  Those forward-looking statements may relate to, among other things, our plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which we operate.

Overview

We generate revenues through the sale of eyeglass frames, sunwear and footwear under licensed brand names, including bebe, Carmen Marc Valvo, Cutter & Buck, Dakota Smith, Hart Schaffner Marx, Laura Ashley, Michael Stars and Nicole Miller, and under our proprietary Rough Justice and Signature brands.  Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce eyewear and footwear to our specifications.

We reported net income of $87,000 on net sales of $4.7 million for the three months ended January 31, 2011 (the “2011 Quarter”) compared to net income of $143,000 on net sales of $5.2 million for the three months ended January 31, 2010 (the “2010 Quarter”).  The decrease in net sales was due primarily to the expiration of our bebe license in June 2010 and the continuing recession.  The decrease in net sales of bebe eyewear was offset in part by increased net sales of other eyewear lines and our initial revenues from private label sales of our newly launched footwear business.

The decrease in net income was due primarily to lower sales and lower gross margin.  The gross margin decreased from 62.8% in the 2010 First Quarter to 59.3% in the 2011 First Quarter because of competitive conditions in the optical sector and the impact of private label footwear sales, which have lower gross margins than our eyewear lines.

Results of Operations

The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

	Three Months Ended
	January 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	40.7	37.2
Gross profit	59.3	62.8
Operating expenses:
Selling	32.0	36.8
General and administrative	23.5	21.4
Depreciation and amortization	1.2	0.9
Total operating expenses	56.7	59.1
Income from operations	2.6	3.7
Interest expense	0.7	0.9
Income before taxes	1.9	2.8
Income taxes	0.0	0.0
Net income	1.9%	2.8%

Net Sales.  Net sales decreased by 8.4% or $434,000 from the 2010 Quarter to the 2011 Quarter.  The decrease in net sales was due primarily to the expiration of our bebe eyewear license in June 2010, which resulted in a $1.7 million decrease in net sales of bebe eyewear.  Net sales were also adversely affected by the continuing recession.  Net sales were positively affected in the 2011 First Quarter by increases in net sales of the Company’s other eyewear lines and through private label sales of footwear through the Signature Fashion Group division launched in November 2010.

Net sales of eyewear to independent optical retailers and distributors decreased $596,000 in the 2011 Quarter.  Net sales of eyewear to optical and retail chains decreased $354,000 in the 2011 Quarter.  International sales increased $187,000 in the 2011 Quarter.

Net sales reflect gross sales less a reserve for product returns established by us based on products that we are aware will be returned as of that date.  We had $890,000 and $760,000 in product returns for the 2011 Quarter and 2010 Quarter, respectively, resulting in a product returns percentage of 16.2% and 13.2%, respectively.

Gross Profit and Gross Margin.  Gross profit decreased $441,000 from the 2010 Quarter to the 2011 Quarter due to decreased sales and increased cost of sales.  Gross margin decreased to 59.3% in the 2011 Quarter from 62.8% in the 2010 Quarter due to competitive conditions and the impact of private label footwear sales, which have lower gross margins than our eyewear lines.

Selling Expenses.  Selling expenses decreased $392,000 from the 2010 Quarter to the 2011 Quarter primarily due to decreases in net sales, resulting in decreases of $216,000 in royalty expense and $126,000 in compensation expense.

General and Administrative Expenses.  General and administrative expenses for the 2011 Quarter remained level with general and administrative expenses in the 2010 Quarter.

Interest Expense. Interest expense consists of interest expense offset by other income.  Interest expense decreased $12,000 in the 2011 Quarter primarily due to reduction in the weighted average rate on our borrowings.

Income Taxes.  As a result of our net loss carryforward, we had no income tax expense other than franchise taxes in various states in the 2011 Quarter or the 2010 Quarter.

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) were $2.6 million at January 31, 2011 compared to $2.5 million at October 31, 2010.

Our inventories (at lower of cost or market) were $3.9 million at both January 31, 2011 and October 31, 2010.

Current liabilities were $4.9 million at January 31, 2011 as compared to $5.0 million at October 31, 2010.

Our long-term debt (including current portion) was $4.0 million and $4.2 million at October 31, 2010 and January 31, 2011, respectively.  See Note 3 of Notes to Financial Statements for further information regarding our long-term debt.  At January 31, 2011, the interest rate on our Comerica Bank revolving line of credit was 3.5% per annum and we had $1.2 million of additional borrowing capacity available under that line.

Of the Company’s accounts payable at January 31, 2011, approximately $177,000 were payable in foreign currency.  To monitor risks associated with currency fluctuations, the Company periodically assesses the volatility of certain foreign currencies and reviews the amounts and expected payment dates of its purchase orders and accounts payable in those currencies.

We believe that, at least through fiscal 2011, assuming that there are no unanticipated material adverse developments, we continue to be in compliance with our credit facilities and we maintain current sales levels, our cash flows from operations and through credit facilities will be sufficient to enable us to pay our debts and obligations as they mature.

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

Date: March 11, 2011	SIGNATURE EYEWEAR, INC. By: /s/ Michael Prince Michael Prince Chief Executive Officer Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment No. 2 dated December 13, 2009 to Loan and Security Agreement between Signature Eyewear, Inc. and Comerica Bank.

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. § 1350