Form 10-Q
period 2011-04-30
SIGNATURE EYEWEAR INC
filed 2011-06-20
CIK 1036292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,955,639 shares issued and outstanding as of June 14, 2011.

SIGNATURE EYEWEAR, INC.

References in this report to “we,” “our,” “us” or the “Company” refer to Signature Eyewear, Inc.

PART I.

FINANCIAL INFORMATION

Item 1.    Financial Statements

SIGNATURE EYEWEAR, INC.
BALANCE SHEETS
AT APRIL 30, 2011 (UNAUDITED)
AT OCTOBER 31, 2010 (AUDITED)

ASSETS

	April 30,	October 31,
	2011	2010
Current assets

Cash and cash equivalents	$407,258	$429,824
Accounts receivable - trade, net of allowance for
doubtful accounts of $42,163	2,104,894	2,503,331
Inventory	3,725,835	3,943,377
Promotional products and materials	155,122	171,185
Prepaid expenses and other current assets	590,742	290,230
Deferred income taxes	376,500	376,500

Total current assets	7,360,351	7,714,447

Property and equipment, net	222,386	261,096
Deposits and other assets	154,665	121,304
Deferred income taxes	2,600,700	2,600,700

Total assets	$10,338,102	$10,697,547

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
BALANCE SHEETS
AT APRIL 30, 2011 (UNAUDITED)
AT OCTOBER 31, 2010 (AUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

	April 30,	October 31,
	2011	2010
Current liabilities
Accounts payable - trade	$3,771,347	$4,213,364
Accrued expenses and other current liabilities	223,392	447,851
Current portion of long-term debt	290,000	290,000

Total current liabilities	4,284,739	4,951,215

Long-term debt, net of current portion	3,931,228	3,720,360

Total liabilities	8,215,967	8,671,575

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value
5,000,000 shares authorized
Series A 2% convertible preferred stock; liquidation preference
(approximately $942,000 and $933,000 at April 30, 2011 and
October 31, 2010, respectively); 1,360,000 shares authorized, 1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value 30,000,000 shares authorized, 6,955,639
shares issued and outstanding	6,956	6,956
Additional paid-in capital	15,656,812	15,656,812
Accumulated deficit	(13,542,833)	(13,638,996)

Total shareholders' equity	2,122,135	2,025,972

Total liabilities and shareholders' equity	$10,338,102	$10,697,547

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2011 (UNAUDITED)
                           AND APRIL 30, 2010 (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	2011	2010	2011	2010

Net sales	$4,509,836	$5,858,595	$9,244,471	$11,027,475
Cost of sales	1,726,946	2,176,887	3,654,694	4,097,684

Gross profit	2,782,890	3,681,708	5,589,777	6,929,791

Operating expenses
Selling	1,617,493	2,245,840	3,130,670	4,151,476
General and administrative	1,090,363	1,186,604	2,205,557	2,295,195
Depreciation and amortization	30,550	48,759	85,976	93,688
Total operating expenses	2,738,406	3,481,203	5,422,203	6,540,359

Income from operations	44,484	200,505	167,574	389,432

Interest expense	(33,228)	(43,785)	(67,321)	(89,620)

Income before income taxes	11,256	156,720	100,253	299,812
Income taxes	2,285	-	4,090	435

Net income	8,971	156,720	96,163	299,377
Preferred stock dividend	(4,669)	(4,577)	(9,314)	(9,130)
Net income available to common shareholders	$4,302	$152,143	$86,849	$290,247
Basic earnings per share	$0.00	$0.02	$0.01	$0.04
Diluted earnings per share	$0.00	$0.02	$0.01	$0.04

Weighted-average common shares
outstanding - Basic	6,955,639	6,955,639	6,955,639	6,955,639

Weighted-average common shares
outstanding - Diluted	8,362,258	8,334,591	8,362,258	8,334,591

The accompanying notes are an integral part of these financial statements.

SIGNATURE EYEWEAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 (UNAUDITED)
 AND APRIL 30, 2010 (UNAUDITED)

	2011	2010
Cash flows from operating activities
Net income	$96,163	$299,377
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	85,976	93,688
(Increase) decrease in:
Accounts receivable - trade	398,437	(308,534)
Inventories	217,542	660,914
Promotional products and materials	16,063	33,995
Prepaid expenses and other current assets	(300,512)	(2,270)
Increase (decrease) in:
Accounts payable - trade	(442,017)	(84,061)
Accrued expenses and other current liabilities	(193,591)	(27,442)
		.
Net cash (used in) provided by operating activities	(121,939)	665,667

Cash flows from investing activities
Purchase of property and equipment	(46,485)	(103,834)
Deposits and other assets	(34,142)	170,500

Net cash (used in) provided by investing activities	(80,627)	66,666

Cash flows from financing activities
Net increase (decrease) in lines of credit	325,000	(400,000)
Payments on long-term debt	(145,000)	(145,000)

Net cash provided by (used in) financing activities	180,000	(545,000)

Net (decrease) increase in cash and cash equivalents	(22,566)	187,333

Cash and cash equivalents, beginning of period	429,824	431,037

Cash and cash equivalents, end of period	$407,258	$618,370

Supplemental disclosures of cash
flow information

Interest paid	$41,766	$46,573

Income taxes paid	$4,090	$435

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

(Information as of April 30, 2011 and for the three and six months ended
April 30, 2011 and 2010 is unaudited)

Note 1.  Organization and Line of Business

Signature Eyewear, Inc. (the “Company”) designs, markets and distributes eyeglass frames and footwear throughout the United States and internationally.  The Company conducts its operations primarily from its principal executive offices and warehouse in Inglewood, California.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2010.  The results of operations for the six months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

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

Three months ended April 30, 2011	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings	$4,302	6,955,639	$0.00
Conversion of preferred stock	4,669	1,406,619	0.00
Diluted earnings	$8,971	8,362,258	$0.00

Three months ended April 30, 2010	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings	$152,143	6,955,639	$0.02
Conversion of preferred stock	4,577	1,378,952	0.00
Diluted earnings	$156,720	8,334,591	$0.02

Six months ended April 30, 2011	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings	$86,849	6,955,639	$0.01
Conversion of preferred stock	9,314	1,406,619	0.00
Diluted earnings	$96,163	8,362,258	$0.01

Six months ended April 30, 2010	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings	$290,247	6,955,639	$0.04
Conversion of preferred stock	9,130	1,378,952	0.00
Diluted earnings	$299,377	8,334,591	$0.04

The following potential common shares have been excluded from the computations of diluted income per share for the three and six months ended April 30, 2010 because the effect would have been anti-dilutive:

	2011	2010

Warrants	—	300,000

Foreign Currency Translation

In fiscal 2010, the Company maintained a branch office in Belgium, and closed this office at the end of that year.  The functional currency of this office was the euro.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date.  Income and expense accounts are translated at average rates.  In addition, some of the Company’s liabilities are denominated in foreign currencies. Such liabilities are converted into U.S. dollars at the exchange rate prevailing at the balance sheet date.  The resulting gains or losses were not material for the three months and six months ended April 30, 2010 or 2011.

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

Significant Recent Accounting Pronouncements

The recent accounting pronouncements discussed in the notes to the Company’s audited financial statements for the year October 31, 2010 included in the Company’s Annual Report on Form 10-K that were required to be adopted during the year ended October 31, 2010 did not have and are not expected to have a significant impact on the Company’s 2011 financial statements.

Note 3.  Long-Term Debt

Long-term debt (excluding accrued and unpaid interest) consisted of the following at the dates indicated:

	April 30, 2011	October 31, 2010
Revolving line of credit from Comerica Bank	$2,175,000	$1,850,000
Revolving line of credit from Bluebird Finance Limited	2,046,228	2,160,360
	4,221,228	4,010,360

Less current portion	(290,000)	(290,000)
Long-term portion	$3,931,228	$3,720,360

Note 4.  Income Taxes

As of April 30, 2011, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $15,267,000 and $4,230,000, respectively, which expire at various times from 2021 through 2029.

The Company has recorded a partial benefit for income taxes based on these net operating loss carry-forwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not a portion of deferred tax assets will not be realized.

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

Note 5.  Subsequent Event

Subsequent to April 30, 2011 and effective June 3, 2011, the Company entered into an amendment to the lease of its principal executive offices in Inglewood, California.  The amendment extends the term of the lease for two and one half years through December 31, 2013.  The monthly rent has been reduced from $49,000 per month in June 2011 to an average of $42,200 during the extension.  The Company remains responsible for its share of the common area operating expenses.

The Company and its subtenants also extended their subleases to expire concurrently with the expiration of the Company’s lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, which should be read in connection with our financial statements and accompanying footnotes, contains forward-looking statements that involve risks and uncertainties.  Important factors that could cause actual results to differ materially from our expectations are set forth in Item 1 – Business – Factors That May Affect Our Future Operating Results, in our Form 10-K for the year ended October 31, 2010 as well as those discussed elsewhere in this Form 10-Q.  Those forward-looking statements may relate to, among other things, our plans and strategies, new product lines, and relationships with licensors, distributors and customers, distribution strategies and the business environment in which we operate.

Overview

We generate revenues through the sale of prescription eyeglass frames and sunwear under licensed brand names, including bebe, Carmen Marc Valvo, Cutter & Buck, Dakota Smith, Hart Schaffner Marx, Laura Ashley, Michael Stars and Nicole Miller, and under our proprietary Signature brands.  We also sell footwear under our proprietary Rough Justice brand and through private label sales.  Our cost of sales consists primarily of purchases from foreign contract manufacturers that produce eyewear frames and footwear to our specifications.

We reported net income of $9,000 on net sales of $4.5 million for the three months ended April 30, 2011 (the “2011 Quarter”) compared to net income of $157,000 on net sales of $5.9 million for the three months ended April 30, 2010 (the “2010 Quarter”).  We reported net income of $96,000 on net sales of $9.2 million for the six months ended April 30, 2011 (the “2011 Six Months”) compared to net income of $299,000 on net sales of $11.0 million for the six months ended April 30, 2010 (the “2010 Six Months”).  The decrease in net sales was due primarily to the expiration of our bebe and Hummer eyewear licenses in June 2010, as net sales of bebe and Hummer eyewear decreased $2.6 million from the 2010 Quarter to the 2011 Quarter and $4.5 million from the 2010 Six Months to the 2011 Six Months.  The decrease in net sales of bebe and Hummer eyewear was offset in part by $1.2 million and $2.5 million in the 2011 Quarter and 2011 Six Months, respectively, of increased net sales of other eyewear lines and our initial revenues from sales of our newly launched footwear business.

Results of Operations

The following table sets forth for the periods indicated selected statements of income data shown as a percentage of net sales.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.3	37.2	39.5	37.2
Gross profit	61.7	62.8	60.5	62.8
Operating expenses:
Selling	35.9	38.3	33.9	37.6
General and administrative	24.2	20.3	23.9	20.8
Depreciation and amortization	0.7	0.8	0.9	0.8
Total operating expenses	60.8	59.4	58.7	59.2
Income from operations	0.9	3.4	1.8	3.6
Interest expense	(0.7)	(0.7)	(0.7)	(0.8)
Income before income taxes	0.2	2.7	1.1	2.8
Income taxes	0.1	0.0	0.1	0.0
Net income	0.1%	2.7%	1.0%	2.8%

Net Sales.  Net sales decreased by 23.0% or $1.3 million from the 2010 Quarter to the 2011 Quarter and by 16.2% or $1.8 million from the 2010 Six Months to the 2011 Six Months.  The decrease in net sales was due primarily to the expiration of our bebe and Hummer eyewear licenses in June 2010, which were offset in part by increased net sales of other eyewear lines and revenues from our newly launched footwear business.

Direct sales to independent optical retailers and distributors decreased $1.1 million in the 2011 Quarter and $1.7 million in the 2011 Six Months.  Sales to optical and retail chains decreased $395,000 in the 2011 Quarter and $750,000 in the 2011 Six Months.  International sales decreased $137,000 in the 2011 Quarter and $50,000 in the 2011 Six Months.

Net sales reflect gross sales less a reserve for product returns established by us based on products that we are aware will be returned as of that date.  Our reserves were $575,000 and $465,000 at April 30, 2011 and October 31, 2010, respectively.  We had $784,000 and $853,000 in product returns for the 2011 Quarter and 2010 Quarter, respectively, resulting in a product returns percentage of 15.2% and 13.1%, respectively.  We had $1.7 million and $1.6 million in product returns for the 2011 Six Months and 2010 Six Months, respectively, resulting in a product returns percentage of 15.7% and 13.1%, respectively.

Gross Profit and Gross Margin.  Gross profit decreased $899,000 from the 2010 Quarter to the 2011 Quarter and $1.3 million from the 2010 Six Months to the 2011 Six Months due to decreased sales.  Gross margin was 61.7% and 62.8% in the 2011 Quarter and 2010 Quarter, respectively, and 60.5% and 62.8% in the 2011 Six Months and 2010 Six Months, respectively.  The decrease in gross margin was due to sales of lower priced frames, which have a lower margin, constituting a higher percentage of our total net sales as well as the lower gross margin on our footwear.

Selling Expenses.  Selling expenses decreased $628,000 from the 2010 Quarter to the 2011 Quarter and $1 million from the 2010 Six Months to the 2011 Six Months.  The decreases in the 2011 Quarter were primarily due to decreases of $68,000 in convention expense, $105,000 in freight, $202,000 in royalty expense, and $180,000 in compensation.  The decreases in the 2011 Six Months were primarily due to decreases of $73,000 in convention expense, $151,000 in freight, $419,000 in royalty expense and $307,000 in compensation.

General and Administrative Expenses.  General and administrative expenses for the 2011 Quarter and 2011 Six Months decreased $96,000 and $90,000, respectively, from the comparable 2010 periods.  These decreases were due to decreases in various expense categories.

Interest Expense. Interest expense, net, consists of interest expense offset by other income.  Interest expense, net, decreased $11,000 in the 2011 Quarter and $22,000 in the 2011 Six Months primarily due to reductions in outstanding borrowings.

Income Taxes.  As a result of our net loss carry-forward, we had no income tax expense other than franchise taxes in various states in the 2011 Six Months or the 2010 Six Months.

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) were $2.1 million at April 30, 2011 compared to $2.5 million at October 31, 2010.

Our inventories (at lower of cost or market) were $3.7 million at April 30, 2011 compared to $3.9 million at October 31, 2010.  The decrease was due to our continuing efforts to reduce our inventory levels taking into account current economic conditions.

Our long-term debt (including current portion) was $4.2 million at April 30, 2010 and $4.0 million at October 31, 2011.  See Note 3 of Notes to Financial Statements for further information regarding our long-term debt.  At April 30, 2011, the interest rate on our Comerica Bank revolving line of credit was 3.5% per annum and we had $1.1 million of additional borrowing capacity under that line.

Of our accounts payable at April 30, 2011, approximately $197,000 were payable in foreign currency.  To monitor risks associated with currency fluctuations, we periodically assess the volatility of certain foreign currencies and review the amounts and expected payment dates of our purchase orders and accounts payable in those currencies.

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

SIGNATURE EYEWEAR, INC.

Date: June 20, 2011	By:	/s/ Michael Prince
Michael Prince
Chief Executive Officer
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. § 1350